Form 10-Q
period 2019-03-31
Lyft, Inc.
filed 2019-05-14
CIK 1759509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-38846

Lyft, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8809830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

185 Berry Street, Suite 5000 San Francisco, California 94107
(Address of registrant’s principal executive offices) (844) 250-2773

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.00001 per share	LYFT	Nasdaq Global Select Market

As of April 30, 2019, the number of shares of the registrant’s Class A common stock outstanding was 277,828,438 and the number of shares of the registrant’s Class B common stock outstanding was 12,779,709.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	73
	Signatures	75

Draft

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including capital expenditures related to asset-intensive offerings, our ability to determine insurance, legal and other reserves and our ability to achieve and maintain future profitability;

•	the sufficiency of our cash, cash equivalents and short-term investments to meet our liquidity needs;
•	the demand for our platform or for Transportation-as-a-Service networks in general;
•	our ability to attract and retain drivers and riders;
•	our ability to develop new offerings and bring them to market in a timely manner and make enhancements to our platform;
•	our ability to compete with existing and new competitors in existing and new markets and offerings;
•	our expectations regarding outstanding litigation, including with respect to the classification of drivers on our platform;
•	our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy and data protection;
•	our ability to manage and insure auto-related and operations-related risks associated with our Transportation-as-a-Service network;
•	our expectations regarding new and evolving markets and our efforts to address these markets, including autonomous vehicles and bikes and scooters as well as vehicle service centers;
•	our ability to develop and protect our brand;
•	our ability to maintain the security and availability of our platform;
•	our expectations and management of future growth;
•	our expectations concerning relationships with third parties;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully acquire and integrate companies and assets; and
•	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lyft, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$329,515	$517,690
Short-term investments	705,371	1,520,180
Prepaid expenses and other current assets	345,526	282,572
Total current assets	1,380,412	2,320,442
Restricted cash and cash equivalents	172,506	187,374
Restricted investments	993,335	863,713
Property and equipment, net	120,473	109,257
Operating lease right of use assets	304,605	—
Intangible assets, net	108,572	117,733
Goodwill	150,650	152,085
Other assets	10,354	9,439
Total assets	$3,240,907	$3,760,043
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$39,394	$32,343
Insurance reserves	936,984	810,273
Accrued and other current liabilities	702,009	606,203
Operating lease liabilities — current	73,676	—
Total current liabilities	1,752,063	1,448,819
Operating lease liabilities	263,755	—
Other liabilities	4,660	30,458
Total liabilities	2,020,478	1,479,277
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.00001 par value, 227,328,900 shares authorized as of March 31, 2019 and December 31, 2018; 219,175,709 issued and outstanding as of March 31, 2019 and December 31, 2018	5,152,047	5,152,047
Stockholders’ deficit
Common stock, $0.00001 par value, 340,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 35,831,684 and 22,438,472 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	149,999	73,916
Accumulated other comprehensive income	2,186	133
Accumulated deficit	(4,083,803)	(2,945,330)
Total stockholders’ deficit	(3,931,618)	(2,871,281)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,240,907	$3,760,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$776,027	$397,188
Costs and expenses
Cost of revenue	462,857	260,609
Operations and support	187,235	59,905
Research and development	630,960	63,192
Sales and marketing	275,129	168,707
General and administrative	376,736	90,154
Total costs and expenses	1,932,917	642,567
Loss from operations	(1,156,890)	(245,379)
Interest income	19,654	11,501
Other income (expense)	146	(55)
Loss before income taxes	(1,137,090)	(233,933)
Provision for income taxes	1,383	406
Net loss	$(1,138,473)	$(234,339)
Net loss per share, basic and diluted	$(48.53)	$(11.69)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	23,459	20,039
Stock-based compensation included in costs and expenses:
Cost of revenue	$41,489	$105
Operations and support	51,404	51
Research and development	506,206	728
Sales and marketing	45,111	127
General and administrative	215,276	985

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(1,138,473)	$(234,339)
Other comprehensive income (loss)
Foreign currency translation adjustment	247	49
Unrealized gain (loss) on marketable securities, net of taxes	1,806	(1,062)
Other comprehensive income (loss)	2,053	(1,013)
Comprehensive loss	$(1,136,420)	$(235,352)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands)

(unaudited)

	Three Months Ended March 31, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances as of December 31, 2017	199,815	$4,284,049	19,916	$—	$55,568	$(2,033,995)	$(1,011)	$(1,979,438)
Issuance of Series H redeemable convertible preferred stock, net of issuance cost	1,364	54,193	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	335	—	1,169	—	—	1,169
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,996	—	—	1,996
Other comprehensive loss	—	—	—	—	—	—	(1,013)	(1,013)
Net loss	—	—	—	—	—	(234,339)	—	(234,339)
Balances as of March 31, 2018	201,179	$4,338,242	20,251	$—	$58,746	$(2,268,334)	$(2,024)	$(2,211,612)

	Three Months Ended March 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances as of December 31, 2018	219,176	$5,152,047	22,438	$—	$73,916	$(2,945,330)	$133	$(2,871,281)
Issuance of common stock upon exercise of stock options	—	—	7,121	—	1,599	—	—	1,599
Issuance of common stock upon settlement of RSUs	—	—	17,688	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(11,415)	—	(785,004)	—	—	(785,004)
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	859,486	—	—	859,486
Other comprehensive income	—	—	—	—	—	—	2,053	2,053
Net loss	—	—	—	—	—	(1,138,473)	—	(1,138,473)
Balances as of March 31, 2019	219,176	$5,152,047	35,832	$—	$149,999	$(4,083,803)	$2,186	$(3,931,618)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(1,138,473)	$(234,339)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,135	1,138
Stock-based compensation	859,486	1,996
Amortization of premium on marketable securities	24	213
Accretion of discount on marketable securities	(10,081)	(3,753)
Other	103	10
Changes in operating assets and liabilities
Prepaid expenses and other assets	(46,307)	(7,272)
Operating lease right-of-use assets	19,518	—
Accounts payable	1,161	(13,270)
Insurance reserves	126,711	89,730
Accrued and other liabilities	94,238	85,924
Lease liabilities	(14,342)	—
Net cash used in operating activities	(84,827)	(79,623)
Cash flows from investing activities
Purchases of marketable securities	(607,190)	(1,198,192)
Proceeds from sales of marketable securities	466,174	181,648
Proceeds from maturities of marketable securities	838,177	200,499
Purchases of property and equipment and scooter fleet	(25,126)	(3,088)
Cash paid for acquisitions, net of cash acquired	(1,711)	—
Net cash provided by (used in) investing activities	670,324	(819,133)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	54,196
Proceeds from exercise of stock options and other common stock issuances	1,601	1,346
Taxes paid related to net share settlement of equity awards	(784,724)	—
Payment of deferred offering costs	(5,044)	—
Net cash provided by (used in) financing activities	(788,167)	55,542
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	102	(46)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(202,568)	(843,260)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	706,486	1,178,919
End of period	$503,918	$335,659
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$329,515	$263,229
Restricted cash and cash equivalents	172,506	72,430
Restricted cash, included in prepaid expenses and other current assets	1,897	—
Total cash, cash equivalents and restricted cash and cash equivalents	$503,918	$335,659
Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$16,612	$10,472
Right of use assets acquired under operating leases	38,488	—
Deferred offering costs in accounts payable and accrued liabilities	2,240	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Description of Business and Basis of Presentation

Organization and Description of Business

Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with headquarters in San Francisco, California. Lyft operates multimodal transportation networks in the United States and Canada that offer access to a variety of transportation options through the Company’s platform and mobile-based applications.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the prospectus dated March 28, 2019, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-229996) (the “Prospectus”).

Initial Public Offering

The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on March 28, 2019, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on March 29, 2019. On April 2, 2019, after the quarter end, the Company completed its IPO, in which the Company sold 32,500,000 shares of Class A common stock at price to the public of $72.00 per share. On April 9, 2019, the Company sold an additional 2,996,845 shares of Class A common stock at a price to the public of $72.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $2.5 billion after deducting underwriting discounts and commissions of $70.3 million and offering expenses of $7.7 million subject to certain cost reimbursements.

Immediately prior to the completion of the IPO, 219,175,709 shares of redeemable convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 18,000,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock, and 1,000,000,000 shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 255,007,393 shares of the Company’s common stock then outstanding were automatically reclassified into an equivalent number of shares of the Company’s Class A common stock. Immediately after the reclassification and prior to the completion of the IPO, a total of 12,779,709 shares of Class A common stock held by Logan Green, John Zimmer and their respective affiliated trusts were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. As a result, following the completion of the IPO, the Company has two classes of authorized and outstanding common stock: Class A common stock and Class B common stock.

The unaudited pro forma condensed consolidated balance sheet data is presented as if the IPO was completed on March 31, 2019, by applying adjustments to the Company’s historical condensed consolidated balance sheet. It reflects (1) the issuance of 35,496,845 shares of Class A common stock for estimated net proceeds of $2.5 billion (of which $7.7 million of offering costs were already included in the March 31, 2019 noncurrent asset balance), (2) the conversion and reclassification of all redeemable convertible preferred stock into an aggregate of 219,175,709 shares of Class A common stock, and (3) the exchange of 12,779,709 shares of Class A common stock held by Logan Green and John Zimmer (the “Co-Founders”) into Class B common stock.

	Actual March 31, 2019	Pro Forma Adjustments	Pro Forma March 31, 2019
	(in thousands)
Assets
Total current assets	$1,380,412	$2,489,638	$3,870,050
Total noncurrent assets	1,860,495	(7,690)	1,852,805
Total assets	$3,240,907	$2,481,948	$5,722,855
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Total liabilities	$2,020,478	$(2,240)	$2,018,238
Redeemable convertible preferred stock	5,152,047	(5,152,047)	—
Stockholders’ equity (deficit)
Class A common stock	—	2	2
Class B common stock	—	—	—
Additional paid-in capital	149,999	7,636,233	7,786,232
Accumulated other comprehensive income	2,186	—	2,186
Accumulated deficit	(4,083,803)	—	(4,083,803)
Total stockholders’ equity (deficit)	(3,931,618)	7,636,235	3,704,617
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$3,240,907	$2,481,948	$5,722,855

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, expected future results, new related events and economic conditions, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Significant items subject to estimates and assumptions include those related to fair value of financial instruments, goodwill and identifiable intangible assets, leases, losses resulting from insurance claims, indirect tax obligations, legal contingencies, valuation allowance for deferred income taxes, valuation of stock-based compensation, and valuation of common stock.

Revenue Recognition

The Company generates substantially all of its revenue from its ridesharing marketplace that connects drivers and passengers. The Company also generates revenue from its network of shared bikes and scooters, and its Express Drive program. Beginning in 2018, the Company generated revenue from subscription fees and single-use ride fees paid by riders of shared bikes and scooters to access its network of shared bikes and scooters. Subscription fees are recognized on a straight-line basis over the subscription period. Single-use ride fees are recognized upon completion of each related ride. Revenue from the network of shared bikes and scooters was not material and nil for the three months ended March 31, 2019 and 2018, respectively. For its Express Drive program, the Company primarily generates revenue from lease income earned under an arrangement with one of its third-party Express Drive partners.

The Company recognizes revenue for its rideshare marketplace in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), “Revenue from Contracts with Customers.”

Rideshare Marketplace

The Company generates revenue from service fees and commissions (collectively, “fees”) paid by drivers for use of the Company’s proprietary technology platform (the “Lyft Platform”) and related activities to connect drivers with passengers to facilitate and successfully complete rides via the Lyft mobile application (the “App”) where Lyft operates as a Transportation Network Company (“TNC”). The Company recognizes revenue upon completion of each ride. Under the Terms of Service (“ToS”), drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from passengers on behalf of drivers.

Principal vs. Agent Considerations: The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the transportation service provided to the passenger or whether it acts as an agent by arranging for third parties to provide the service to the passenger. The Company facilitates the provision of a transportation service by a driver to a passenger (the driver’s customer) in order for the driver to fulfill their contractual promise to the passenger. The driver fulfills their promise to provide a transportation service to their customer through use of the Lyft Platform. While the Company facilitates setting the price for transportation services, the drivers and passengers have the discretion in accepting the transaction price through the platform. The Company is not responsible for fulfilling transportation services being provided to the passenger nor does the Company have inventory risk related to these services. The Company is acting as an agent in facilitating the ability for a driver to provide a transportation service to a passenger. The Company reports revenue on a net basis, reflecting the fee owed to the Company from the driver as revenue, and not the gross amount collected from the passenger. The Company determined that it is not primarily responsible for the services since it does not promise the transportation services, does not contract with drivers to provide transportation services on the Company’s behalf, does not control whether the driver accepts or declines the transportation request via the Lyft Platform, and does not control the provision of transportation services by drivers to passengers at any point in time either before, during or after the ride.

The Company applied the following steps to achieve the core principle of ASC 606:

1. Identification of the Contract, or Contracts, with a Customer: The Company considered the ToS and its customary business practices in identifying the contracts under ASC 606. Drivers accept the ToS with Lyft to use the App. The ToS defines the fees the Company charges drivers for each transaction, each party’s rights and obligations regarding the services to be transferred and payment terms. The driver agrees to perform the transportation service as requested by the passenger upon acceptance of a passenger’s request for a ride via the App. As the Company’s customary business practice, a contract exists between the driver and the Company when the driver’s ability to cancel the ride lapses, which typically is upon pickup of the passenger. The duration of a contract with a customer is typically equal to the duration of a single ride. The Company does not earn any fees from the passengers to access the App and the Company has no obligation to the passengers to provide the ride. The Company collects the fare and related charges from passengers on behalf of drivers using the passenger’s pre-authorized credit card and retains its fees before making the remaining disbursement to drivers; thus the driver’s ability and intent to pay is not subject to significant judgment.

2. Identification of the Performance Obligations in the Contract: The Company provides a service to drivers to complete a successful transportation service for passengers. The service includes on-demand lead generation that assists drivers to find, receive and fulfill on-demand requests from passengers seeking transportation services and related collection activities using the Lyft Platform. These activities are not distinct from each other and are not separate performance obligations. As a result, the Company’s single performance obligation in the transaction is to connect drivers with passengers to facilitate the completion of a successful transportation service for passengers.

3. Determination of the Transaction Price: The Company earns fees from the drivers either as the difference between an amount paid by a passenger based on an up-front quoted fare and the amount earned by a driver based on actual time and distance for the ride or as a fixed percentage of the fare charged to the passenger. In an up-front quoted fare arrangement, as the Company does not control the driver’s actions at any point in the transaction to limit the time and distance for the ride, the Company takes on risks related to the driver’s actions which may not be fully mitigated. The Company earns a variable amount from the drivers and may record a loss from a transaction, which is recorded as a reduction to revenue, in instances where an up-front quoted fare offered to a passenger is less than the amount the Company is committed to pay the driver. The Company records certain payments to drivers, such as refunds and ride incentives, as variable consideration which results in a reduction to the fee earned by the Company at the time such payments are earned by the driver. Taxes, municipal and airport fees assessed by governmental authorities that are both imposed on and are concurrent with specific revenue producing transactions, and collected from drivers and passengers, are excluded from the transaction price. Such amounts are not included as a component of revenue or cost of revenue.

4. Allocation of the Transaction Price to the Performance Obligations in the Contract: The Company’s single performance obligation in the transaction is to connect drivers with passengers to facilitate the completion of a successful transportation service for passengers and, as a result, there is no allocation of the transaction price.

5. Recognition of Revenue when, or as, the Company Satisfies a Performance Obligation: Revenue is recognized at the time the performance obligation is satisfied by transferring the control of the promised service to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for the service. The Company recognizes revenue upon completion of a ride as its performance obligation is satisfied upon the completion of the ride. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of ride completion, the Company has the right to receive payment for the services rendered. Accordingly, there are no partially satisfied or unsatisfied performance obligations for the three months ended March 31, 2019 and 2018.

As part of the adoption of ASC 606, the Company evaluated the use of practical expedients as required under the standard. New driver referral bonuses paid are contingent upon a new driver completing a certain number of rides and represent the incremental cost of obtaining a contract with a customer. The Company applied the practical expedient under ASC 606-10-45-1 and expenses new driver referral bonuses as sales and marketing expense when the referral bonuses are earned because the amortization period would be one year or less. The Company has no significant financing components with customers and did not utilize the practical expedient under ASC 606-10-32-18.

Express Drive Program Revenue

Under the Express Drive program, the Company connects drivers who need access to a car with third-party rental car companies. The Company facilitates the car rental transactions between car rental companies and drivers. During 2018, the Company expanded its Express Drive program with an Express Drive partner, a third-party rental car provider (the “Select Express Drive Partner”). Under the Company’s agreement with the Select Express Drive Partner (the “head lease”), the Company is required to pay fleet operating costs over periods ranging from two to three years for vehicles that the Company has committed will remain in a dedicated fleet to be ready to be rented by drivers using the Lyft Platform. Fleet operating costs include monthly fixed payments and other vehicle operating costs. Such payments are required to be made regardless of whether the vehicles are rented by drivers using the Lyft Platform. Drivers who rent vehicles through the arrangement with the Select Express Drive Partner are charged rental fees for which the Company collects from the driver. The Company collects rental fees by deducting such amounts from the driver’s earnings on the Lyft Platform, or through charging the driver’s credit card.

The Company is a principal in car rental transactions involving the Select Express Drive Partner as the Company becomes a lessee for each vehicle prior to its rental by a driver and is committed to the payment of fixed monthly amounts and other fleet operating costs. The Company subleases the vehicles to drivers when they are rented by drivers and, as a result, the Company considers itself to be the accounting sublessor in its arrangements with drivers. Vehicle leases with the Select Express Drive Partner are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. Sublease income (revenue) and head lease expense for the Company’s transactions involving the Select Express Drive Partner are recognized on a gross basis in the condensed consolidated financial statements. The revenue recognized under the Select Express Drive Partner program was $17.5 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

Incentive Programs

The Company offers incentives to attract drivers, passengers and riders of shared bikes and scooters (“Light Vehicle renters”) to use the Lyft Platform. Drivers generally receive cash incentives while passengers and Light Vehicle renters generally receive free or discounted rides under such incentive programs. Incentives provided to drivers and Light Vehicle renters, the customers of the Company, are accounted for as a reduction of the transaction price. As the passengers are not the Company’s customers, incentives provided to passengers are generally recognized as sales and marketing expense except for certain pricing programs described below.

Driver Incentives

The Company offers various incentive programs to drivers, including minimum guaranteed payments, volume-based discounts and performance-based bonus payments. These driver incentives are similar to retrospective volume-based rebates and represent variable consideration that is typically settled within a week. The Company reduces the transaction price by the estimated amount of the incentives expected to be paid upon completion of the performance criteria by applying the most likely outcome method. Therefore, such driver incentives are recorded as a reduction to revenue. Driver incentives are recorded as a reduction to revenue if the Company does not receive a distinct good or service in exchange for the payment or cannot reasonably estimate the fair value of the good or service received. Driver incentives for referring new drivers or passengers are accounted for as sales and marketing expense. The amount recorded as an expense is the lesser of the amount of the payment or the established fair value of the benefit received. The fair value of the benefit is established using amounts paid to third parties for similar services.

Passenger Incentives

The Company has several passenger incentive programs, which are offered to encourage passenger activity on the Lyft Platform. Generally, the passenger incentive programs are as follows:

(i)

Market-wide marketing promotions and discounts on shared rides. Market-wide promotions reduce the fare charged by drivers to passengers for all or substantially all rides in a specific market. This type of incentive effectively reduces the overall pricing of the service provided by drivers for that specific market and the gross fare charged by the driver to the passenger, and thereby results in a lower fee earned by the Company. In addition, discounted pricing on shared rides may result in a reduced fee earned by the Company. Accordingly, the Company records these types of incentives as a reduction to revenue at the date it records the corresponding revenue transaction.

(ii)

Targeted marketing promotions. Targeted marketing promotions are used in newly launched markets but may also be used in mature markets from time to time. An example is a promotion where the Company offers a number of discounted rides (capped at a given number of rides) which are valid only during a limited period of time to a targeted group of occasional passengers. The Company believes that the incentives that provide consideration to passengers to be applied to a limited number of rides are similar to marketing coupons. These incentives differ from the market-wide marketing promotions because they do not reduce the overall pricing from the service provided by drivers for a specific market. The intent of these incentives is to promote the use of the Lyft Platform to the targeted group of passengers.

During the promotion period, passengers not utilizing an incentive would be charged the full fare. These incentives represent marketing costs. When a passenger redeems the incentive, the Company recognizes revenue equal to the transaction price and the cost of the incentive is recorded as sales and marketing expense.

(iii)

Passenger referral programs. Under the passenger referral program, the referring passenger (the referrer) earns referral coupons when a new passenger (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of March 31, 2019 and 2018 the passenger referral coupon liability was not material.

Light Vehicle Renter Incentives

Incentives offered to Light Vehicle renters to access the Company’s network of shared bikes and scooters were not material for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, in relation to the driver, passenger and Light Vehicle renter incentive programs, the Company recorded $139.6 million and $133.5 million as a reduction to revenue and $120.9 million and $61.0 million as sales and marketing expense, respectively.

Stock-Based Compensation

The Company estimates the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. The fair value of stock options that is expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of restricted stock units (“RSUs”) is estimated based on the fair market value of the Company’s common stock on the date of grant, which subsequent to the IPO will be determined based on the closing price of the Company’s Class A common stock as reported on the date of grant. Prior to the IPO, the Company granted RSUs which vest upon the satisfaction of both a service condition and a performance condition.

The stock-based compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Compensation expense for RSUs with service and performance conditions is amortized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of the IPO Registration Statement on March 28, 2019. On that date the Company recorded a cumulative stock-based compensation expense of $857.2 million using the accelerated attribution method for the RSUs for which the service condition was satisfied as of March 28, 2019. The remaining unrecognized stock-based compensation expense related to these RSUs will be recorded over their remaining requisite service periods.

Insurance Reserves

The Company utilizes both a wholly owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage and general business liabilities up to certain limits. The recorded liabilities reflect the estimated ultimate cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are evaluated for appropriateness with claims reserve valuations provided by an independent third-party actuary on a quarterly basis. To limit exposure to some risks, the Company maintains additional insurance coverage with varying limits and retentions. The Company cannot predict whether this insurance will be adequate to cover all potential hazards incidental to its business.

Liability insurance claims may take several years to completely settle, and the Company has limited historical loss experience. Because of the limited operational history, the Company makes certain assumptions based on currently available information and industry statistics and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Accordingly, actual losses may vary significantly from the estimated amounts reported in the financial statements. Reserves are continually reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. Such adjustments are recorded in cost of revenue or general and administrative expenses depending on the nature of the reserves.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of operations as the costs related to the hosting fees. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company is currently assessing the impact of adopting this standard on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company is currently assessing the impact of adopting this standard on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this ASU as of January 1, 2019, which did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU and subsequently issued amendments require a lessee to recognize leases with the term greater than 12 months on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements—Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted the new standard as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on the Company’s accumulated deficit as of January 1, 2019 as a result of the adoption of this standard. The condensed consolidated financial statements for the quarter ended March 31, 2019 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy. The adoption of the new lease standard resulted in the recognition of operating lease right-of-use assets of $285.6 million and operating lease liabilities, including operating lease liabilities — current, of $314.1 million as of January 1, 2019. In connection with the adoption of this standard, deferred rent of $28.5 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheet as of December 31, 2018, was derecognized. See Note 5, “Leases,” for more information.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The Company adopted this ASU on a retrospective basis as of January 1, 2019, which did not have any impact on its condensed consolidated financial statements.

3.	Supplemental Financial Statement Information

Cash Equivalents and Short-Term Investments

The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	March 31, 2019
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Unrestricted Balances (1)
Money market funds	$1,406	$—	$—	$1,406
Certificates of deposit	168,700	203	—	168,903
Commercial paper	441,803	190	(32)	441,961
Corporate bonds	94,415	93	(1)	94,507
Total unrestricted cash equivalents and short-term investments	706,324	486	(33)	706,777
Restricted Balances (2)(3)
Money market funds	2,822	—	—	2,822
Certificates of deposit	348,007	364	(2)	348,369
Commercial paper	696,251	176	(90)	696,337
Corporate bonds	62,204	58	(8)	62,254
Total restricted cash equivalents and investments	1,109,284	598	(100)	1,109,782
Total unrestricted and restricted cash equivalents and investments	$1,815,608	$1,084	$(133)	$1,816,559

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2019 in addition to $328.1 million of cash.
(2)	Included in restricted cash and cash equivalents and restricted investments in the Company’s condensed consolidated balance sheet as of March 31, 2019 in addition to $58.0 million of restricted cash.
(3)	Included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of March 31, 2019 is $1.9 million of restricted cash.

	December 31, 2018
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Unrestricted Balances (1)
Money market funds	$38,528	$—	$—	$38,528
Certificates of deposit	497,748	19	(213)	497,554
Commercial paper	1,135,092	38	(409)	1,134,721
Corporate bonds	119,043	19	(23)	119,039
Total unrestricted cash equivalents and short-term investments	1,790,411	76	(645)	1,789,842
Restricted Balances (2)(3)
Money market funds	4,620	—	—	4,620
Certificates of deposit	307,650	41	(87)	307,604
Commercial paper	624,719	17	(227)	624,509
Corporate bonds	65,616	6	(36)	65,586
Total restricted cash equivalents and investments	1,002,605	64	(350)	1,002,319
Total unrestricted and restricted cash equivalents and investments	$2,793,016	$140	$(995)	$2,792,161

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of December 31, 2018 in addition to $248.0 million of cash.
(2)

Included in restricted cash and cash equivalents and restricted investments in the Company’s condensed consolidated balance sheet as of December 31, 2018 in addition to $50.2 million of restricted cash.

(3)	Included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of December 31, 2018 is $1.4 million of restricted cash.

The Company’s short-term investments are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains and losses, included as a separate component of stockholders’ deficit within accumulated other comprehensive income.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.

Insurance Reserves

The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$810,273	$376,538
Losses paid	(99,551)	(48,855)
Change in estimates	23,820	3,392
Reserves for current period	202,442	135,193
Ending balance	$936,984	$466,268

4.	Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Unrestricted Balances (1)
Money market funds	$1,406	$—	$—	$1,406
Certificates of deposit	—	168,903	—	168,903
Commercial paper	—	441,961	—	441,961
Corporate bonds	—	94,507	—	94,507
Total unrestricted cash equivalents and short-term investments	1,406	705,371	—	706,777
Restricted Balances (2)(3)
Money market funds	2,822	—	—	2,822
Certificates of deposit	—	348,369	—	348,369
Commercial paper	—	696,337	—	696,337
Corporate bonds	—	62,254	—	62,254
Total restricted cash equivalents and investments	2,822	1,106,960	—	1,109,782
Total unrestricted and restricted cash equivalents and investments	$4,228	$1,812,331	$—	$1,816,559

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of March 31, 2019 in addition to $328.1 million of cash.
(2)	Included in restricted cash and cash equivalents and restricted investments in the Company’s condensed consolidated balance sheet as of March 31, 2019 in addition to $58.0 million of restricted cash.
(3)	Included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of March 31, 2019 is $1.9 million of restricted cash.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Unrestricted Balances (1)
Money market funds	$38,528	$—	$—	$38,528
Certificates of deposit	—	497,554	—	497,554
Commercial paper	—	1,134,721	—	1,134,721
Corporate bonds	—	119,039	—	119,039
Total unrestricted cash equivalents and short-term investments	38,528	1,751,314	—	1,789,842
Restricted Balances (2)(3)
Money market funds	4,620	—	—	4,620
Certificates of deposit	—	307,604	—	307,604
Commercial paper	—	624,509	—	624,509
Corporate bonds	—	65,586	—	65,586
Total restricted cash equivalents and investments	4,620	997,699	—	1,002,319
Total unrestricted and restricted cash equivalents and investments	$43,148	$2,749,013	$—	$2,792,161

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of December 31, 2018 in addition to $248.0 million of cash.
(2)

Included in restricted cash and cash equivalents and restricted investments in the Company’s condensed consolidated balance sheet as of December 31, 2018 in addition to $50.2 million of restricted cash.

(3)	Included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of December 31, 2018 is $1.4 million of restricted cash.

The fair value of the Company’s Level 1 financial instruments is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data.

5.	Leases

Leases (Topic 842) and subsequently issued amendments require a lessee to recognize leases with the term greater than 12 months on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the fiscal year, January 1, 2019. The comparative period presented is not adjusted and, therefore, those amounts are not presented below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carryforward the historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

The Company leases real estate property under operating leases. The Company is also a lessee and a sublessor from an accounting perspective in the car rental transactions involving the Select Express Drive Partner. For leases with a term greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. The Company does not separate lease and non-lease components of contracts for real estate property leases.

The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

Real Estate Operating Leases

The Company leases real estate property primarily for office space at approximately 140 locations with approximately 80 locations having an initial term of 12 months or longer. These leases are classified as operating leases. The remaining lease terms vary from few months to 11 years. For certain leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment.

Select Express Drive Partner Program

Under the Express Drive program, the Company connects drivers who need access to a car with third-party rental car companies. The Company facilitates the car rental transactions between car rental companies and drivers. During 2018 the Company expanded its Express Drive program with the Select Express Drive Partner. Under the Company’s agreement with the Select Express Drive Partner (the “head lease”), the Company is required to pay fleet operating costs over periods ranging from two to three years for vehicles that the Company has committed will remain in a dedicated fleet to be ready to be rented by drivers using the Lyft Platform. Fleet operating costs include monthly fixed payments and other vehicle operating costs. Such payments are required to be made regardless of whether the vehicles are rented by drivers using the Lyft Platform. Drivers who rent vehicles through the arrangement with the Select Express Drive Partner are charged rental fees for which the Company collects such payments from the driver. The Company collects rental fees by deducting such amounts from the drivers’ earnings on the Lyft Platform, or through charging the driver’s credit card.

The Company is a principal in the car rental transactions involving the Select Express Drive Partner as the Company becomes a lessee for each vehicle prior to its rental by a driver and is committed to the payment of fixed monthly amounts and other fleet operating costs. The Company subleases the vehicles to drivers when they are rented by drivers and, as a result, the Company considers itself to be the accounting sublessor in its arrangements with drivers. Vehicle leases with the Select Express Drive Partner are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. The lease term in the car rental sublease is less than a month. Sublease income (revenue) and head lease expense for the Company’s transactions involving the Select Express Drive Partner are recognized on a gross basis in the condensed consolidated financial statements. The revenue recognized under the Select Express Drive Partner program was $17.5 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

Lease Position as of March 31, 2019

The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

March 31, 2019
Assets
Real Estate	$218,784
Select Express Drive Partner Program	85,821
Total operating lease right-of-use assets	$304,605
Liabilities
Current
Real Estate	$32,031
Select Express Drive Partner Program	41,645
Noncurrent
Real Estate	214,248
Select Express Drive Partner Program	49,507
Total operating lease liabilities	$337,431
Weighted-average remaining lease term (years)
Real Estate	6.7
Select Express Drive Partner Program	2.0
Weighted-average discount rate(1)
Real Estate	6.8%
Select Express Drive Partner Program	6.5%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease Costs

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2019 (in thousands):

	Real Estate	Select Express Drive Partner Program	Total Operating Leases
Operating lease cost	$13,158	$10,381	$23,539
Short-term lease cost	1,733	—	1,733
Variable lease cost	1,363	1,637	3,000
Total lease cost	$16,254	$12,018	$28,272

Cash paid for amounts included in the measurement of operating lease liabilities was $15.8 million for the three months ended March 31, 2019.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2019 (in thousands):

	Real Estate	Select Express Drive Partner Program	Total Operating Leases
2019, remainder	$37,128	$31,218	$68,346
2020	52,173	45,478	97,651
2021	50,034	18,977	69,011
2022	45,980	2,489	48,469
2023	32,656	—	32,656
Thereafter	97,870	—	97,870
Total minimum lease payments	315,841	98,162	414,003
Less: amount of lease payments representing interest	(69,562)	(7,010)	(76,572)
Present value of future minimum lease payments	246,279	91,152	337,431
Less: current obligations under leases	(32,031)	(41,645)	(73,676)
Long-term lease obligations	$214,248	$49,507	$263,755

As of March 31, 2019, the Company had additional real estate leases that had not yet commenced with aggregate future lease payments of approximately $145.6 million. These leases are expected to commence between 2019 and 2020 with lease terms of two years to ten years.

Future lease payments receivable in car rental transactions under the Select Express Drive Program are not material since the lease term is less than a month.

As of December 31, 2018, the future minimum lease payments required under noncancelable operating leases as defined under the previous accounting guidance of ASC Topic 840 were as follows (in thousands):

	Real Estate	Select Express Drive Partner Program	Total Operating Leases
2019	$51,221	$30,129	$81,350
2020	53,380	34,597	87,977
2021	52,794	6,439	59,233
2022	48,813	—	48,813
2023 and Thereafter	133,670	—	133,670
Total minimum lease payments	$339,878	$71,165	$411,043

6.	Commitments and Contingencies

Noncancelable Purchase Commitments

In March 2018, the Company entered into a non-cancellable arrangement with a certain web-hosting services provider under which the Company had an obligation to purchase a minimum of $150 million worth of services from this vendor through June 2021. In January 2019, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300 million between January 2019 and December 2021, with a minimum amount of $80 million in each of the three years, on services with this vendor.

Legal Proceedings

The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, and governmental investigations in the ordinary course of business, including suits by drivers, passengers, or third parties (individually or as class actions) alleging, among other things, various wage- and expense-related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to accidents or other trust and safety incidents involving drivers or passengers using the Lyft Platform.

The outcomes of the Company’s legal proceedings are inherently unpredictable and subject to significant uncertainties. For some matters for which a material loss is reasonably possible, an estimate of the amount of loss or range of losses is not possible nor is the Company able to estimate the loss or range of losses that could potentially result from the application of nonmonetary remedies. Until the final resolution of legal matters, there may be an exposure to a material loss in excess of the amount recorded.

Indemnification

The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material.

Unemployment Insurance Assessment

In January 2017, the Company received a notice from a certain state unemployment insurance agency of an initial determination that, during the audit period beginning October 1, 2011 through December 31, 2014, the drivers who utilized the Lyft Platform during the audit period were the Company’s employees for unemployment insurance purposes. Further, the Company received an assessment for amounts purportedly due of approximately $9.5 million. The Company submitted a petition for reassessment and appealed the determination and is awaiting notice with respect to a hearing. The Company believes that the independent contractors were properly classified and plans to vigorously contest the determination. Accordingly, the Company did not record any amount related to this assessment in its condensed consolidated statements of operations.

Regulatory Reporting Assessment

In January 2018, the Company received a letter from a certain city department assessing various fines for insufficient reporting of license plate information from July through December 2017 totaling $28.0 million. In October 2018, the Company reached an agreement in connection with the Regulatory Reporting Assessment for $3.5 million, which was recorded in its consolidated statement of operations for the year ended December 31, 2018. As of March 31, 2019, this amount has been paid in full.

Indirect Taxes

The Company is under audit by various domestic tax authorities with regard to indirect tax matters. The subject matter of indirect tax audits primarily arises from disputes on tax treatment and tax rates applied to the sale of the Company’s services in these jurisdictions. The Company accrues indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. These accruals are recorded to general and administrative expenses.

Securities Litigation

Beginning in April 2019, several putative class actions have been filed in California state court against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws in connection with the IPO. The Company believes these lawsuits are without merit and intends to vigorously defend against them.

7.	Common Stock

Equity Award Plans

In March 2019, the Company issued 3,162,797 shares of its common stock, valued at $205.6 million, pursuant to the exercise by the Company’s Co-Founders of all of their respective vested and outstanding options (after withholding an aggregate of 3,617,460 shares of common stock subject to such options for payment of the exercise price and satisfaction of the aggregate tax withholding obligations, totaling $235.1 million, in connection with the exercises of certain of those options). Subsequent to March 31, 2019, these shares of common stock were reclassified into shares of Class A common stock and subsequently exchanged for shares of Class B common stock as described above in Note 1 – Description of Business and Basis of Presentation – Initial Public Offering.

Restricted Stock Units

In March 2019, the Company’s board of directors approved the grant of 15,065,349 RSUs to certain officers, employees and consultants, effective one business day prior to the effectiveness of the IPO Registration Statement on March 28, 2019. These RSUs vest upon satisfaction of both a service-based condition and a performance condition. The aggregate grant-date fair value of these RSUs was $834.3 million, net of forfeitures, which is expected to be recognized over a weighted-average period of approximately two years.

In March 2019, the Company settled 17,688,423 RSUs for which the service-based and performance condition was satisfied upon the effectiveness of the IPO on March 28, 2019. In connection with these settlements, the Company withheld 7,798,045 shares and remitted tax liabilities of $561.2 million on behalf of the RSU holders to the relevant tax authorities in cash.

As of March 31, 2019, the total unrecognized compensation cost related to RSUs was $1.3 billion. The Company expects to recognize this expense over the remaining weighted-average period of approximately two years using the accelerated attribution method.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations (in thousands) for the three months ended:

	March 31,
	2019	2018
Cost of revenue	$41,489	$105
Operations and support	51,404	51
Research and development	506,206	728
Sales and marketing	45,111	127
General and administrative	215,276	985
Total stock-based compensation expense	$859,486	$1,996

2019 Employee Stock Purchase Plan

In March 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (“2019 ESPP”). The 2019 ESPP went into effect on March 27, 2019. Subject to any limitations contained therein, the 2019 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The 2019 ESPP provides for consecutive, overlapping 12-month offering periods. The initial offering period will run from March 28, 2019 through June 30, 2020.

A total of 6,000,000 shares of Class A common stock were reserved for issuance under the 2019 ESPP. As of March 31, 2019, nil shares of our Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

8.	Income Tax

The Company’s quarterly tax provision is based upon an estimated annual effective tax rate. The Company’s provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. The provision for income taxes consists primarily of state taxes in jurisdictions in which the Company conducts business.

The Company’s provision for income taxes was $1.4 million and $0.4 million for the three months ended March 31, 2019 and 2018 with an effective tax rate of (0.12)% and (0.17)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2019 and December 31, 2018.

9.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, RSUs, restricted stock awards (“RSAs”), and early exercised stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net loss	$(1,138,473)	$(234,339)
Weighted-average shares used in computing net loss per share, basic and diluted	23,459	20,039
Net loss per share, basic and diluted	$(48.53)	$(11.69)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	March 31,
	2019	2018
Redeemable convertible preferred stock (on an if-converted basis)	219,176	201,179
Stock options	6,694	14,779
RSUs	25,064	37,779
RSAs	189	—
Early exercised stock options	—	6
Total	251,123	253,743

10.	Related Party Transactions

During the three months ended March 31, 2019 and 2018, the Company purchased certain advertising-related and other services in the amount of $18.1 million and $21.8 million, respectively, from a company that is affiliated with a significant stockholder of the Company, which was recorded to cost of revenue and sales and marketing expenses in the condensed consolidated statements of operations based on the nature of the services.

The Company had a vehicle rental partnership agreement with a company that was affiliated with a significant stockholder of the Company. During the three months ended March 31, 2018, the Company paid to this related party $0.2 million, in excess of the rental fees collected by the Company from drivers on behalf of this partner, which were recorded as a reduction to revenue in the condensed consolidated statements of operations. The Company did not receive any material reimbursements for marketing fees from the partner during the three months ended March 31, 2018. This vehicle rental partnership ended in March 2018.

During the three months ended March 31, 2019 and 2018, the Company purchased certain marketing services in the amount of $0.8 million and $0.8 million, respectively, from two companies owned by a significant stockholder of the Company.

As of March 31, 2019 and December 31, 2018, approximately $6.9 million and $9.2 million, respectively, were due to these related parties, which were included in accounts payable and accrued and other current liabilities on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, approximately $0.2 million and $0.2 million, respectively, were due from these related parties, which were included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

During the three months ended March 31, 2019 and 2018, the Company recorded revenue of $0.6 million and $0.3 million, respectively, from related parties in the condensed consolidated statements of operations.

11.	Subsequent Events

On April 2, 2019, after the quarter end, the Company completed its IPO. For details of this event, refer to Note 1 – Description of Business and Basis of Presentation – Initial Public Offering.

In May 2019, the Company entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program during the term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, dated March 28, 2019 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, which we refer to as our Prospectus. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.

Our Business

Our mission is to improve people’s lives with the world’s best transportation.

Lyft started a movement to revolutionize transportation. In 2012, we launched our peer-to-peer marketplace for on-demand ridesharing and have continued to pioneer innovations aligned with our mission. Today, Lyft is one of the largest and fastest-growing multimodal transportation networks in the United States and Canada that offers access to a variety of transportation options through our platform and mobile-based applications. To date, we have facilitated over one billion rides.

We are laser-focused on revolutionizing transportation and continue to lead the market in innovation. We have established a scaled network of users brought together by our robust technology platform that powers millions of rides and connections every day. We leverage our technology platform, the scale and density of our user network and insights from over one billion rides to continuously improve our ridesharing marketplace efficiency and develop new offerings. For example, we pioneered a shared ride offering, or Shared Rides, providing lower-cost rides to riders traveling similar routes while improving the efficiency of our network. More recently, we were the first company to launch a publicly-available commercial autonomous offering in the United States.

Today, our offerings include an expanded set of transportation modes, such as access to a network of shared bikes and scooters for shorter rides and first-mile and last-mile legs of multimodal trips. We also recently added information about nearby public transit routes in select cities to offer riders a robust view of transportation options. Our multimodal platform enables Transportation-as-a-Service, or TaaS, which we believe offers a viable alternative to car ownership. We anticipate the demand for our offerings will continue to grow as more and more people discover the convenience, experience and affordability of using Lyft.

We generate substantially all of our revenue from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from the renting of bikes and scooters and making our ridesharing marketplace available to organizations through our Concierge offering, enabling them to request rides for their customers and employees.

We have made focused and substantial investments in support of our mission. For example, to continually launch new innovations on our platform, we have invested heavily in research and development and have completed multiple strategic acquisitions. We have also invested in sales and marketing to grow our community, cultivate a differentiated brand that resonates with drivers and riders and promote further brand awareness. Together, these investments have enabled us to create a powerful multimodal platform and scaled user network that has resulted in the rapid growth of our business.

We are continuing to invest in the future, both organically and through acquisitions of complementary businesses. We are investing in the expansion of our scooter network and have expanded into shared bikes with our recent acquisition of Bikeshare Holdings LLC, or Motivate. In addition, we are investing in autonomous vehicle technology, which we believe will be a critical part of the future of transportation. Our strategy is always to be at the forefront of transportation innovation, and we believe these investments will continue to position us as a leader in TaaS.

Financial Results for the Three Months Ended March 31, 2019

•	Total revenue was $776.0 million, an increase of 95% year-over-year.
•	Total costs and expenses were $1.9 billion, including stock-based compensation expense of $859.5 million.
•	Loss from operations was $1.2 billion.

•	Net loss was $1.1 billion.
•	Cash used in operating activities was $84.8 million.
•	Cash and cash equivalents and restricted cash and cash equivalents were $503.9 million as of March 31, 2019.

See the section titled “Other Key Business and Non-GAAP Metrics and Trends” for a description of Contribution, and the section titled “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of Contribution to revenue, the most directly comparable financial measure calculated in accordance with GAAP.

Initial Public Offering

Our IPO Registration Statement was declared effective on March 28, 2019 and our Class A common stock began trading on the Nasdaq Global Select Market on March 29, 2019. However, our IPO was completed on April 2, 2019 after quarter end and the partial exercise of the underwriters’ option to purchase additional shares was completed on April 9, 2019. As a result, our condensed consolidated financial statements as of March 31, 2019 and for the period then-ended do not reflect the sale by us of an aggregate of 35,496,845 shares in the completion of our IPO and pursuant to the partial exercise of the underwriters’ option to purchase additional shares, each at the public offering price of $72.00 per share, for aggregate net proceeds to us of approximately $2.5 billion, after underwriting discounts and commissions and offering expenses, or the conversion of all outstanding shares of our redeemable convertible preferred stock into an aggregate of 219,175,709 shares of Class A common stock.

Our condensed consolidated financial statements as of March 31, 2019 and for the period then-ended do reflect stock-based compensation expense of $857.2 million associated with the vesting of RSUs for which the service condition was met as of March 28, 2019. The liquidity event condition of such RSUs was satisfied upon the effectiveness of our IPO Registration Statement on March 28, 2019.

Components of Results of Operations

Revenue

We primarily generate revenue from drivers for use of our ridesharing marketplace, riders for use of our bikes and scooters and renters under our Express Drive program with the Select Express Drive Partner.

With our rideshare marketplace, our core offering since 2012, we generate substantially all of our revenue from service fees and commissions paid by drivers for use of our ridesharing marketplace to connect with riders to successfully complete a ride. Driver earnings are primarily based on the time and distance of the ride. We receive a service fee plus a commission that varies based on the price of the ride. We recognize revenue upon the completion of each ride. We report revenue based upon the net amount earned, which is reduced by certain driver and rider incentives we provided.

In 2018, we started to generate revenue from subscription fees and single-use ride fees paid by riders to access our network of shared bikes and scooters. Revenue is earned based on the gross amounts for subscription fees or single-use ride fees paid by riders for use of our bikes and scooters, reduced by certain rider incentives we provide. Revenue from the network of shared bikes and scooters was not material for the three months ended March 31, 2019 and 2018.

Under the Express Drive program, we connect drivers who need access to a car with third-party rental car companies. We facilitate the car rental transactions between car rental companies and drivers. During 2018, we expanded our Express Drive program with the Select Express Drive Partner. Under our agreement with the Select Express Drive Partner, we are required to pay fleet operating costs over periods ranging from two to three years for vehicles that we have committed will remain in a dedicated fleet to be ready to be rented by drivers using our platform. Fleet operating costs include monthly fixed payments and other vehicle operating costs. Such payments are required to be made regardless of whether the vehicles are rented by drivers using our platform. Drivers who rent vehicles through the arrangement with the Select Express Drive Partner are charged rental fees, which we collect from the driver. We collect rental fees by deducting such amounts from the driver’s earnings on our platform, or through charging the driver’s credit card.

We are a principal in car rental transactions involving the Select Express Drive Partner as we become a lessee for each vehicle prior to its rental by a driver and are committed to the payment of fixed monthly amounts and other fleet operating costs. We sublease the vehicles to drivers when they are rented by drivers and, as a result, we consider ourselves to be the accounting sublessor in its arrangements with drivers. Vehicle leases with the Select Express Drive Partner are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. Sublease income (revenue) and head lease expense for our transactions involving the Select Express Drive Partner are recognized on a gross basis in the condensed consolidated financial statements. The revenue recognized under the Select Express Drive Partner program was $17.5 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

In some cases, we also earn Concierge platform fees from organizations that use our Concierge offering, which is a web-based product that allows organizations to request rides for their customers and employees through our ridesharing marketplace. Concierge platform fees are earned as a fixed dollar amount per ride or a percentage of the ride price and such Concierge platform fee revenue is recognized on a gross basis. Concierge platform fee revenue was not material for the three months ended March 31, 2019 and 2018.

Cost of Revenue

Cost of revenue primarily consists of insurance costs that are generally required under TNC and city regulations for ridesharing and bike and scooter rentals, respectively, payment processing charges, including merchant fees and chargebacks, hosting and platform-related technology costs, amortization of technology related intangible assets, certain direct costs related to bikes and scooters and a car rental program and personnel-related compensation costs.

We plan to continue to drive an increased volume of rides and expand the reach of our platform through geographic expansion of our ridesharing marketplace and network of shared bikes and scooters, as well as through additional offerings. We expect that cost of revenue will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Operations and Support

Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, certain car rental fleet support costs, fees paid to third parties providing operations support and driver background checks and onboarding costs.

We plan to continue to invest in our operations and support to ensure that we continue to provide exceptional support to users on our platform and grow our local operations. We expect that operations and support expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Research and Development

Research and development expenses primarily consist of personnel-related compensation costs and facilities costs. Such expenses include costs related to our autonomous vehicle technology initiatives. Research and development costs are expensed as incurred.

We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and enhance the user experience. We expect that research and development expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses primarily consist of advertising expenses, rider incentives and refunds, personnel-related compensation costs and driver incentives for referring new drivers or riders. Sales and marketing costs are expensed as incurred.

We plan to continue to invest in sales and marketing to attract and retain drivers and riders on our platform and increase our brand awareness. We expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near term. We expect that, in the long-term, our sales and marketing expenses will decrease as a percentage of revenue as we continue to drive efficiencies by reducing rider acquisition expenses and the use of rider incentives.

General and Administrative

General and administrative expenses primarily consist of certain insurance costs that are generally not required under TNC regulations, personnel-related compensation costs, professional services fees, certain loss contingency expenses including legal accruals and settlements, insurance claims administrative fees and other corporate costs. General and administrative expenses are expensed as incurred.

We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. We also expect to increase the size of our general and administrative function to support our increased compliance requirements and the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents, and restricted and unrestricted short-term investments less interest expense incurred.

Provision for Income Taxes

Our provision for income taxes consists primarily of state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards, or NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

Key Business and Non-GAAP Metrics and Trends

We review the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Active Riders and Revenue per Active Rider

	Three Months Ended March 31,
	2019	2018	Growth Rate
	(in millions, except for dollar amounts)
Active Riders	20.5	14.0	45.9%
Revenue per Active Rider	$37.86	$28.27	33.9%

We define Active Riders as all riders who take at least one ride on our multimodal platform through the Lyft App during a quarter. An Active Rider is identified by a unique phone number. If a rider has two mobile phone numbers or changed their phone number and such rider took rides using both phone numbers during the quarter, that person would count as two Active Riders. If a rider has a personal and business profile tied to the same mobile phone number, that person would be considered a single Active Rider. If a ride has been requested by an organization using our Concierge offering for the benefit of a rider, we exclude this rider in the calculation of Active Riders since using the Lyft App is not required. With acquired businesses, including Motivate, only riders that have taken a ride or rented a bike or scooter through our Lyft App during the quarter will count as an Active Rider.

Other Key Business and Non-GAAP Metrics

	Three Months Ended March 31,
	2019	2018	Growth Rate
	(dollars in millions)
Contribution(1)	$384.9	$140.4	174.1%
Contribution Margin(1)	49.6%	35.4%
Adjusted EBITDA(1)	$(216.0)	$(238.7)	9.5%
Adjusted EBITDA Margin(1)	(27.8%)	(60.1%)

(1)

Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Reconciliation of Non-GAAP Financial Measures.”

Contribution and Contribution Margin

Contribution and Contribution Margin are measures used by our management to understand and evaluate our operating performance and trends. We believe Contribution and Contribution Margin are key measures of our ability to achieve profitability and increase it over time. Contribution Margin has generally increased over the periods presented as revenue has increased at a faster rate than the costs included in the calculation of Contribution.

We define Contribution as revenue less cost of revenue, adjusted to exclude the following items from cost of revenue:

•	amortization of intangible assets;
•	stock-based compensation expense;
•	payroll tax expense related to stock-based compensation; and
•	changes to insurance reserve attributable to historical periods.

For more information about cost of revenue, see the section titled “—Components of Results of Operations—Cost of Revenue.”

We record changes to historical insurance claims under ridesharing for financial reporting purposes in the quarter of positive or adverse development even though such development may be related to claims that occurred in earlier periods. For example, if in the first quarter of a given year, the cost of claims grew by $1 million for claims related to the prior fiscal year or earlier, the expense would be recorded for GAAP purposes within the first quarter instead of in the results of a previously reported prior period. We believe these prior period insurance reserve changes do not illustrate the current period performance of our ongoing operations since these prior period reserve changes relate to claims that could date back potentially years. We have limited ability to influence the ultimate development of historical claims. Accordingly, including the prior period reserve changes would not illustrate the performance of our ongoing operations or how the business is run or managed by us. For consistency, we do not adjust the calculation of Contribution for any prior period based on any positive or adverse development that occurs subsequent to the quarter end. Annual Contribution is calculated by adding Contribution of the last four quarters. We believe the exclusion of the insurance reserves adjustment from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results.

Contribution Margin is calculated by dividing Contribution for a period by revenue for the same period.

For more information regarding the limitations of Contribution and Contribution Margin and a reconciliation of revenue to Contribution, see the section titled “—Reconciliation of Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures that our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA and Adjusted EBITDA Margin facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. We expect Adjusted EBITDA Margin will increase over the long term as we continue to scale our business and achieve greater efficiencies in our operating expenses.

We calculate Adjusted EBITDA as net loss, adjusted to exclude:

•	interest income;
•	other income (expense);

•	provision for income taxes;
•	depreciation and amortization;
•	stock-based compensation expense;
•	costs related to acquisitions, if any;
•	payroll tax expense related to stock-based compensation; and
•	changes to insurance reserve attributable to historical periods.

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For more information regarding the limitations of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of net loss to Adjusted EBITDA, see the section titled “—Reconciliation of Non-GAAP Financial Measures.”

Reconciliation of Non-GAAP Financial Measures

We use Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Furthermore, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Thus, our Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing a reconciliation of Contribution and Adjusted EBITDA to the related GAAP financial measures, revenue and net loss, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with their respective related GAAP financial measures.

The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended March 31,
	2019	2018
Revenue	$776.0	$397.2
Less: cost of revenue	(462.9)	(260.6)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	5.3	0.3
Stock-based compensation	41.5	0.1
Payroll tax expense related to stock-based compensation	1.2	—
Changes to insurance reserve attributable to historical periods(1)	23.8	3.4
Contribution	$384.9	$140.4

(1)

$23.8 million of insurance expense recorded during the three months ended March 31, 2019 reflects changes to reserves estimates of claims from 2018 and earlier periods and $3.4 million of insurance expense recorded during the three months ended March 31, 2018 reflects changes to reserves estimates of claims from 2017 and earlier periods.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2019	2018
Net loss	$(1,138.5)	$(234.3)
Adjusted to exclude the following:
Interest income	(19.7)	(11.5)
Other income (expense)	(0.1)	0.1
Provision for income taxes	1.4	0.4
Depreciation and amortization	23.1	1.2
Stock-based compensation	859.5	2.0
Payroll tax expense related to stock-based compensation	34.5	—
Changes to insurance reserve attributable to historical periods(1)	23.8	3.4
Adjusted EBITDA	$(216.0)	$(238.7)

(1)

$23.8 million of insurance expense recorded during the three months ended March 31, 2019 reflects changes to reserves estimates of claims from 2018 and earlier periods and $3.4 million of insurance expense recorded during the three months ended March 31, 2018 reflects changes to reserves estimates of claims from 2017 and earlier periods.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$776,027	$397,188
Costs and expenses
Cost of revenue	462,857	260,609
Operations and support	187,235	59,905
Research and development	630,960	63,192
Sales and marketing	275,129	168,707
General and administrative	376,736	90,154
Total costs and expenses	1,932,917	642,567
Loss from operations	(1,156,890)	(245,379)
Interest income	19,654	11,501
Other income (expense)	146	(55)
Loss before income taxes	(1,137,090)	(233,933)
Provision for income taxes	1,383	406
Net loss	$(1,138,473)	$(234,339)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	59.6	65.6
Operations and support	24.1	15.1
Research and development	81.3	15.9
Sales and marketing	35.5	42.5
General and administrative	48.5	22.7
Total costs and expenses	249.0	161.8
Loss from operations	(149.0)	(61.8)
Interest income	2.5	2.9
Other income (expense)	—	—
Loss before income taxes	(146.5)	(58.9)
Provision for income taxes	0.2	0.1
Net loss	(146.7%)	(59.0%)

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018.

Revenue

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Revenue	$776,027	$397,188	95%

Revenue increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, driven by an increase in the number of Active Riders and the revenue generated on our platform per Active Rider. Revenue increased from $397.2 million or $28.27 per Active Rider for 14.0 million Active Riders for the three months ended March 31, 2018 to $776.0 million or $37.86 per Active Rider for 20.5 million Active Riders for the three months ended March 31, 2019. The number of Active Riders increased 45.9% in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to the wider market adoption of ridesharing in addition to our initiatives to attract and retain riders. We believe the publicity and attention surrounding our IPO contributed to the increase in the number of Active Riders in the three months ended March 31, 2019. Revenue per Active Rider increased 33.9% in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily from increased service fees and commissions including efficiencies from Shared Rides, greater efficiency and effectiveness of driver incentives and revenue from our network of shared bikes and scooters.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Cost of revenue	$462,857	$260,609	78%

Cost of revenue increased $202.2 million, or 78%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily due to an increase of $87.7 million in insurance costs, an increase of $41.4 million in stock-based compensation expense largely driven by the RSU expense recognized upon the effectiveness of our IPO Registration Statement on March 28, 2019 and an increase of $21.3 million in costs related to the Select Express Drive Partner program.

Operations and Support

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Operations and support	$187,235	$59,905	213%

Operations and support expenses increased $127.3 million, or 213%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to an increase of $51.4 million in stock-based compensation expense largely driven by the RSU expense recognized upon the effectiveness of our IPO Registration Statement on March 28, 2019, an increase of $21.5 million in costs associated with expansion of our network of shared bikes and scooters largely driven by costs incurred in servicing and maintaining the fleet, and an increase of $18.3 million in personnel-related costs, excluding stock-based compensation, related to increased headcount to support the growth of our local operations.

Research and Development

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Research and development	$630,960	$63,192	898%

Research and development expenses increased $567.8 million, or 898%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to an increase of $505.5 million in stock-based compensation expense largely driven by the RSU expense recognized upon the effectiveness of our IPO Registration Statement on March 28, 2019 and an increase of $54.2 million in other personnel-related costs as a result of increased headcount.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Sales and marketing	$275,129	$168,707	63%

Sales and marketing expenses increased $106.4 million, or 63%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to an increase of $64.7 million in costs driven by greater use of targeted rider incentive programs in our ridesharing marketplace to increase rider loyalty and ride frequency, and an increase of $45.0 million in stock-based compensation expense largely driven by the RSU expense recognized upon the effectiveness of our IPO Registration Statement on March 28, 2019, partially offset by a decrease of $6.5 million in costs associated with driver referral bonuses.

General and Administrative

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
General and administrative	$376,736	$90,154	318%

General and administrative expenses increased $286.6 million, or 318%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to an increase of $214.3 million in stock-based compensation expense largely driven by the RSU expense recognized upon the effectiveness of our IPO Registration Statement on March 28, 2019 and an increase of $31.1 million in other personnel-related costs as a result of increased headcount to support our growth and needs as a public company.

Interest Income

	Three Months Ended March 31,		% Change
	2019	2018
	(dollars in thousands)
Interest income	$19,654	$11,501	71%

Interest income increased $8.2 million, or 71%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was due to an increase in the interest rates for maturities under one year, driving a higher return on our investments.

Liquidity and Capital Resources

As of March 31, 2019, our principal sources of liquidity were cash and cash equivalents of approximately $329.5 million and short-term investments of approximately $705.4 million, exclusive of restricted cash, cash equivalents and investments of $1.2 billion. Cash and cash equivalents consisted of institutional money market funds and certificates of deposits denominated in U.S. dollars as well as commercial paper and corporate bonds. Short-term investments consisted of commercial paper, certificates of deposit, and corporate bonds, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.

In April 2019, we received net proceeds of $2.5 billion upon the completion of our IPO.

Since our inception, we have generated negative cash flows from operations, and we have financed our operations primarily through private sales of equity securities and payments received through our platform. In addition, proceeds from our IPO will be used to finance our operations. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.

We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2019 and December 31, 2018 were $993.3 million and $863.7 million, respectively.

Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(84,827)	$(79,623)
Net cash provided by (used in) investing activities	670,324	(819,133)
Net cash provided by (used in) financing activities	(788,167)	55,542
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	102	(46)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(202,568)	$(843,260)

Operating Activities

Cash used in operating activities was $84.8 million for the three months ended March 31, 2019. This consisted primarily of a net loss of $1.1 billion offset by non-cash stock-based compensation expense of $859.5 million largely driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement on March 28, 2019. Additionally, there was an increase in prepaid expenses and other assets of $46.3 million due to the growth in our business, partially offset by an increase in insurance reserves and accrued and other liabilities of $220.9 million.

Cash used in operating activities was $79.6 million for the three months ended March 31, 2018. This consisted of a net loss of $243.3 million and an increase in prepaid expenses and other assets of $7.3 million and a decrease in accounts payable of $13.3 million due to the timing of payments, partially offset by an increase in insurance reserves and accrued and other liabilities of $175.7 million.

Investing Activities

Cash provided by investing activities was $670.3 million for the three months ended March 31, 2019, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.3 billion, partially offset by purchases of short-term investments of $607.2 million.

Cash used in investing activities was $819.1 million for the three months ended March 31, 2018, which primarily consisted of purchases of marketable securities of $1.2 billion, partially offset by proceeds from sales and maturities of marketable securities of $382.1 million.

Financing Activities

Cash used in financing activities was $788.2 million for the three months ended March 31, 2019, which primarily consisted of taxes paid related to net share settlement of equity awards of $784.7 million.

Cash provided by financing activities was $55.5 million for the three months ended March 31, 2018, which consisted almost exclusively of proceeds from issuances of redeemable convertible preferred stock, net of issuance costs.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

As of March 31, 2019, there have been no material changes from the contractual obligations and commitments previously disclosed in our Prospectus.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as described in our Prospectus, except as described below.

Stock-Based Compensation

Compensation expense for RSUs with service and performance conditions is amortized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of our IPO Registration Statement on March 28, 2019. On that date, we recorded a cumulative stock-based compensation expense of $857.2 million using the accelerated attribution method for all the RSUs, for which the service condition had been fully satisfied as of March 28, 2019. The remaining unrecognized stock-based compensation expense related to the RSUs will be recorded over their remaining requisite service periods. The compensation expense for RSUs granted after March 28, 2019 which vest on a satisfaction of a service-based condition only will be recognized on a straight-line basis over the requisite service period.

In the three months ended March 31, 2019, we recognized total stock-based compensation of $859.5 million, of which $857.2 million related to RSUs for which the service-based condition was met as of March 28, 2019. As of March 31, 2019, we have approximately $1.3 billion of unrecognized stock-based compensation expense related to our RSUs to be recognized over the remaining weighted-average period of approximately two years.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations. Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. We adopted the standard on January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on our accumulated deficit as of January 1, 2019 as a result of the adoption of this standard. The condensed consolidated financial statements for the quarter ended March 31, 2019 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with our historical accounting policy. The adoption of the new lease standard resulted in the recognition of operating lease right-of-use assets of $285.6 million and operating lease liabilities, including operating lease liabilities — current, of $314.1 million as of January 1, 2019. In connection with the adoption of this standard, deferred rent of $28.5 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheet as of December 31, 2018, was derecognized.

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of March 31, 2019, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.0 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds and U.S. government and agency securities, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.2 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer protection, intellectual property disputes, including patent infringement, compliance with regulatory requirements and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future and as our business grows, including proceedings related to product liability or our acquisitions, securities issuances or our business practices, or public disclosures about our business. We are also regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Except as set forth below, there have been no material changes with respect to Legal Proceedings as disclosed in our Prospectus.

Independent Contractor Classification Matters

With regard to independent contractor classification of drivers on our platform, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of these drivers as independent contractors, and claims that, by the alleged misclassification, we have violated various labor and other laws that would apply to driver employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We are currently involved in a number of putative class actions, individual claims both in court as well as arbitration and other matters challenging the classification of drivers on our platform as independent contractors. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, results of litigation and arbitration are inherently unpredictable and legal proceedings related to these driver claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. There have been no material changes with respect to these matters as disclosed in our Prospectus.

Personal Injury Matters

In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to accidents or other incidents involving drivers or riders using or who have used services offered on our platform, as well as from third parties. We are currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on our platform, other riders and third parties. We believe we have meritorious defenses, dispute the allegations of wrongdoing and intend to defend ourselves vigorously. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in our opinion, is likely to have a material impact on our business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. There have been no material changes with respect to these matters as disclosed in our Prospectus.

Securities Litigation

Beginning in April 2019, several putative class actions have been filed in California state court against us, our directors, certain of our officers, and certain of the underwriters named in our IPO Registration Statement alleging violation of securities laws in connection with our IPO. We believe these lawsuits are without merit and we intend to vigorously defend against them.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on ridesharing since our ridesharing marketplace launched in 2012, and our business continues to evolve. We regularly expand our platform features, offerings, services and pricing methodologies. This relatively limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:

•	forecast our revenue and budget for and manage our expenses;
•	attract new qualified drivers and new riders and retain existing qualified drivers and existing riders in a cost-effective manner;
•	comply with existing and new laws and regulations applicable to our business;
•

plan for and manage capital expenditures for our current and future offerings, including our network of shared bikes and scooters, and manage our supply chain and supplier relationships related to our current and future offerings;

•	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•	maintain and enhance the value of our reputation and brand;
•	effectively manage our growth;
•	successfully expand our geographic reach;
•	hire, integrate and retain talented people at all levels of our organization; and
•	successfully develop new platform features, offerings and services to enhance the experience of users.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $1.1 billion and $234.3 million in the quarters ended March 31, 2019 and 2018, respectively. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have recently expanded to include more asset-intensive offerings such as our network of shared bikes and scooters. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, and vehicle service centers and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

In addition, we have granted RSUs to our employees and directors, which vest upon the satisfaction of both a time-based condition and a performance-based condition. The time-based condition for a majority of such RSUs is satisfied over a period of four years. The performance-based condition of such RSUs was satisfied upon the effectiveness of our IPO Registration Statement. Prior to December 31, 2018, no stock-based compensation expense had been recognized for such RSUs because a qualifying event was not probable. In the quarter ended March 31, 2019, we began recording stock-based compensation expense based on the grant-date fair value of the RSUs using the accelerated attribution method because the satisfaction of the performance condition became probable. In the quarter ended March 31, 2019, we recorded $859.5 million of cumulative stock-based compensation expense, of which $857.2 million related to RSUs, and we have an additional $1.3 billion of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately two years. Stock-based compensation expense related to RSUs and other outstanding equity awards will result in increases in our expenses in future periods.

If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting rider needs and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic advantages. If we are unable to anticipate or react to these competitive challenges, our competitive position could weaken, or fail to improve, and we could experience a decline in revenue or growth stagnation that could adversely affect our business, financial condition and results of operations.

Our main ridesharing competitors in the United States and Canada include Uber, Gett (Juno) and Via. Our main competitors in the bike and scooter sharing market include Uber (Jump), Lime and Bird. We also compete with certain non-ridesharing TaaS network companies and taxi cab and livery companies as well as traditional automotive manufacturers, such as BMW, which have entered the TaaS market.

Additionally, there are other non-U.S.-based TaaS network companies that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Apple, Baidu, Uber and Zoox as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.

Certain of our competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or bikes and scooters, or they may have other financial, technical or resource advantages. These factors may allow our competitors to derive greater revenue and profits from their existing user bases, attract and retain new qualified drivers and new riders at lower costs or respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, utility, ease of use, performance and reliability of our offerings compared to those of our competitors;
•	our reputation and brand strength relative to our competitors;
•	the prices of our offerings and the fees we charge drivers on our platform;
•	our ability to attract and retain qualified drivers and riders;
•	our ability, and the ability of our competitors, to develop new offerings;
•	our ability to establish and maintain relationships with partners;
•

our ability to develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, vehicle service centers, certain Express Drive vehicles and autonomous vehicle technology;

•	changes mandated by, or that we elect to make, to address, legislation, regulatory authorities or litigation, including settlements, judgments, injunctions and consent decrees;
•	our ability to attract, retain and motivate talented employees;
•	our ability to raise additional capital; and
•	acquisitions or consolidation within our industry.

If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

Our results of operations vary and are unpredictable from period-to-period, which could cause the trading price of our Class A common stock to decline.

Our results of operations have historically varied from period-to-period and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and difficult to predict. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. We have presented many of the factors that may cause our results of operations to fluctuate in this “Risk Factors” section. Fluctuations in our results of operations may cause such results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the trading price of our Class A common stock to decline.

The ridesharing market and the market for our other offerings, such as our network of shared bikes and scooters, are still in relatively early stages of growth and if such markets do not continue to grow, grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be adversely affected.

The ridesharing market has grown rapidly since we launched our ridesharing marketplace in 2012, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely-adopt ridesharing and our other offerings. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition and results of operations.

If we fail to cost-effectively attract and retain qualified drivers, or to increase utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.

Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors, or if drivers become dissatisfied with our programs, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. If drivers are unsatisfied with our partners, including our third-party vehicle rental partners, our ability to attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers could be adversely affected. We frequently test driver incentives on subsets of existing drivers and potential drivers, and these incentives could fail to attract and retain qualified drivers or fail to increase utilization by existing drivers, or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration, labor and employment laws or background check requirements, may result in a shift or decrease in the pool of qualified drivers, which may result in increased competition for qualified drivers or higher costs of recruitment and retention. For example, the California Public Utilities Commission recently updated its background check requirements creating stricter and more robust protocols for TNC drivers. Other factors outside of our control, such as increases in the price of gasoline, vehicles or insurance, may also reduce the number of drivers on our platform or utilization of our platform by drivers. If we fail to attract qualified drivers on favorable terms, fail to increase utilization of our platform by existing drivers or lose qualified drivers to our competitors, we may not be able to meet the demand of our riders, including maintaining a competitive price of rides to our riders, and our business, financial condition and results of operations could be adversely affected.

If we fail to cost-effectively attract new riders, or to increase utilization of our platform by our existing riders, our business, financial condition and results of operations could be harmed.

Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Our riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings or drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must take efforts to ensure that our existing riders remain satisfied with our offerings. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters or autonomous vehicles, our business, financial condition and results of operations could be adversely affected.

We rely primarily on our wholly-owned subsidiary and deductibles to insure our auto-related risks and on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.

From the time a driver becomes available to accept rides in the Lyft Driver App until the rider is dropped off at their destination, we, through our wholly-owned insurance subsidiary and deductibles, bear substantially all of the financial risk with respect to auto-related incidents, including bodily injury, property damage and uninsured and underinsured motorist liability. To comply with certain state insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such states. Our insurance subsidiary reinsures the auto-related risk from such third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which such third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2019 and December 31, 2018 were $993.3 million and $863.7 million, respectively.

We also procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving offerings, such as a scaled network of autonomous vehicles, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, we may have to pay high premiums, self-insured retentions or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.

If the amount of one or more auto-related claims or operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided or (v) the number of claims under our deductibles or self-insured retentions differs from historic averages.

Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.

We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuary firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments and judicial developments. Additionally, we have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our condensed consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the deficiency is determined and negatively impact our financial condition and results of operations.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, money transmittal, non-emergency medical transportation and background checks are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

The ridesharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or penalties or comply with certain other requirements to provide our ridesharing, bike and scooter sharing and autonomous vehicle offerings. These jurisdictions and governmental entities may reject our applications for permits or deny renewals, delay our ability to operate, increase their fees or charge new types of fees, any of which could adversely affect our business, financial condition and results of operations.

Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another.

Our industry is relatively nascent and is rapidly evolving and increasingly regulated. We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on or attempted to ban ridesharing. For example, in August 2018, the City of New York imposed a maximum limit on new vehicle licenses for drivers permitted to drive on certain ridesharing platforms, including ours. In December 2018, the New York City Taxi & Limousine Commission adopted rules governing minimum driver earnings applicable to our ridesharing platform, as well as certain other ridesharing platforms. In January 2019, we filed an Article 78 Petition through two of our subsidiaries challenging these rules before the Supreme Court of the State of New York, which was denied in May 2019. The application and interpretation of these rules has, on average, increased the cost to riders on our platform in the New York City area and could adversely affect our competitive position and results of operations. Other jurisdictions in which we currently operate or may want to operate could follow suit. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.

Our success, or perceived success, and increased visibility may also drive some businesses that perceive our business model negatively to raise their concerns to local policymakers and regulators. These businesses and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in jurisdictions where we may have, or seek to have, a market presence in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of drivers and riders to utilize our platform.

Any of the foregoing risks could harm our business, financial condition and results of operations.

If we are unable to efficiently develop our own autonomous vehicle technologies or develop partnerships with other companies to offer autonomous vehicle technologies on our platform in a timely manner, our business, financial condition and results of operations could be adversely affected.

New and existing competitors may develop or utilize autonomous vehicle technologies for ridesharing, which are expected to have long-term advantages compared to traditional non-autonomous ridesharing offerings. We partner with several companies to develop autonomous vehicle technology and offerings, including the development of jointly-owned intellectual property, and we continue to devote resources towards developing our own autonomous vehicle technology. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, growth, the magnitude and timing of necessary investments and other trends. Our initiatives may not perform as expected, which would reduce the return on our investments in this area, and our partners may decide to terminate their partnerships with us. If we are unable to efficiently develop our own autonomous vehicle technology or to develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platform, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, our business, financial condition and results of operations could be adversely affected.

Our reputation, brand and the network effects among the drivers and riders on our platform are important to our success, and if we are not able to continue developing our reputation, brand and network effects, our business, financial condition and results of operations could be adversely affected.

We believe that building a strong reputation and brand as a safe, reliable and affordable platform and continuing to increase the strength of the network effects among the drivers and riders on our platform are critical to our ability to attract and retain qualified drivers and riders. The successful development of our reputation, brand and network effects will depend on a number of factors, many of which are outside our control. Negative perception of our platform or company may harm our reputation, brand and networks effects, including as a result of:

•

complaints or negative publicity about us, drivers on our platform, riders, our offerings or our policies and guidelines, including our practices and policies with respect to drivers, even if factually incorrect or based on isolated incidents;

•	illegal, negligent, reckless or otherwise inappropriate behavior by users or third parties;
•	a failure to provide drivers with a sufficient level of ride requests, charge drivers competitive fees and commissions or provide drivers with competitive fares and incentives;
•	a failure to offer riders competitive ride pricing and pick-up times;
•	a failure to provide a range of ride types sought by riders;
•

actual or perceived disruptions or defects in our platform, such as privacy or data security breaches, site outages, payment disruptions or other incidents that impact the reliability of our offerings;

•	litigation over, or investigations by regulators into, our platform;
•	users’ lack of awareness of, or compliance with, our policies;
•	changes to our policies that users or others perceive as overly restrictive, unclear or inconsistent with our values or mission or that are not clearly articulated;
•	a failure to detect a defect in our autonomous vehicles or our bikes or scooters;
•	a failure to enforce our policies in a manner that users perceive as effective, fair and transparent;
•	a failure to operate our business in a way that is consistent with our values and mission;
•	inadequate or unsatisfactory user support service experiences;
•	illegal or otherwise inappropriate behavior by our management team or other employees or contractors;
•	negative responses by drivers or riders to new offerings on our platform;
•	accidents, defects or other negative incidents involving autonomous vehicles on our platform;
•	perception of our treatment of employees and our response to employee sentiment related to political or social causes or actions of management; or
•	any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

If we do not successfully develop our brand, reputation and network effects and successfully differentiate our offerings from competitive offerings, our business may not grow, we may not be able to compete effectively and we could lose existing qualified drivers or existing riders or fail to attract new qualified drivers or new riders, any of which could adversely affect our business, financial condition and results of operations. In addition, changes we may make to enhance and improve our offerings and balance the needs and interests of the drivers and riders on our platform may be viewed positively from one group’s perspective (such as riders) but negatively from another’s perspective (such as drivers), or may not be viewed positively by either drivers or riders. If we fail to balance the interests of drivers and riders or make changes that they view negatively, drivers and riders may stop using our platform, take fewer rides or use alternative platforms, any of which could adversely affect our reputation, brand, business, financial condition and results of operations.

Illegal, improper or otherwise inappropriate activity of users, whether or not occurring while utilizing our platform, could expose us to liability and harm our business, brand, financial condition and results of operations.

Illegal, improper or otherwise inappropriate activities by users, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating users of our platform could adversely affect our brand, business, financial condition and results of operations. These activities may include assault, theft, unauthorized use of credit and debit cards or bank accounts, sharing of rider accounts and other misconduct. While we have implemented various measures intended to anticipate, identify and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct could expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities, such as our requirement that all drivers undergo a background check or our two-way rating system and related policies, are too restrictive and inadvertently prevent qualified drivers and riders otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified drivers and riders on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform or on our competitors’ platforms, could adversely affect our reputation and brand or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition and results of operations.

If the contractor classification of drivers that use our platform is challenged, there may be adverse business, financial, tax, legal and other consequences.

We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:

•

monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to the California Private Attorneys General Act, and government fines;

•	injunctions prohibiting continuance of existing business practices;
•	claims for employee benefits, social security, workers’ compensation and unemployment;
•	claims of discrimination, harassment and retaliation under civil rights laws;
•	claims under laws pertaining to unionizing, collective bargaining and other concerted activity;
•

other claims, charges or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability or agency liability; and

•	harm to our reputation and brand.

In addition to the harms listed above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations.

We have been involved in numerous legal proceedings related to driver classification. We are currently involved in several putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorney General Act, several multi-plaintiff actions and several thousand individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in California, Oregon, Wisconsin, Illinois and New Jersey. In addition, we settled a putative class action filed by Patrick Cotter in September 2013 in the U.S. District Court, Northern District of California, asserting various wage-and-expense-related claims against us for $27 million. In 2018, we also settled a putative class action filed by Alex Zamora and Rayshon Clark in the U.S. District Court, Northern District of California, alleging that we misclassified drivers as independent contractors and misled drivers in violation of the California Labor Code in violation of the Unfair Competition Law, among other allegations against us, for $1.95 million. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.

We rely on third-party background check providers to screen potential drivers, and if such providers fail to provide accurate information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

We rely on third-party background check providers to screen the records of potential drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable timeframe. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.

We are also subject to a number of laws and regulations applicable to background checks for potential and existing drivers on our platform. For example, the California Public Utilities Commission recently updated its background check requirements, creating stricter and more robust protocols for TNC drivers. If we fail to comply with applicable laws, rules and legislation, our reputation, business, financial condition and results of operations could be adversely affected.

Any negative publicity related to any of our third-party background check providers, including publicity related to safety incidents or data security breaches, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We are regularly subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition and results of operations.

We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings such as autonomous vehicles and our network of shared bikes and scooters, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.

A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that involves our industry, could harm our business, financial condition and results of operations. For example, a determination that classifies a driver of a ridesharing platform as an employee, whether we are party to such determination or not, could cause us to incur significant expenses or require substantial changes to our business model.

In addition, we regularly include arbitration provisions in our terms of service with the drivers and riders on our platform. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us or the volume of arbitration may increase and become burdensome, and the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration provisions or be required to do so in a legal or regulatory proceeding, either of which could increase our litigation costs and exposure. For example, effective May 2018, we ended mandatory arbitration of sexual misconduct claims by users and employees.

Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration on a state-by-state basis, as well as between state and federal law, there is a risk that some or all of our arbitration provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If our arbitration agreements were found to be unenforceable, in whole or in part, or specific claims are required to be exempted from arbitration, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition and results of operations.

Changes to our pricing could adversely affect our ability to attract or retain qualified drivers and riders.

Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven and incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new qualified drivers and new riders at a lower cost than us. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. There can be no assurance that we will not be forced, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. Furthermore, our riders’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs, or modify existing pricing methodologies, such as our up-front pricing policy, any of which may not ultimately be successful in attracting and retaining qualified drivers and riders.

While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. We have also launched, and may in the future launch, certain changes to the rates and fee structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. While we do and will attempt to set prices and pricing packages based on our prior operating experience and driver and rider feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Driver Hubs, vehicle service centers and Express Drive program, factors such as maintenance, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.

If we are unable to efficiently grow and further develop our network of shared bikes and scooters, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.

While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. Even if we are able to successfully develop and implement our network of shared bikes and scooters, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.

We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meet our standards is critical to our operations. We expect to continue to rely on external suppliers in the future. There can be no assurance we will be able to maintain our existing relationships with these suppliers and continue to be able to source our bikes and scooters on a stable basis, at a reasonable price or at all. We also design and contract to manufacture certain assets related to our network of shared bikes and scooters and we rely on a small number of suppliers for components and manufacturing services.

The supply chain for bikes and scooters exposes us to multiple potential sources of delivery failure or shortages. In the event that the supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Additionally, changes in business conditions, force majeure, governmental changes and other factors beyond our control or that we do not presently anticipate could also affect our suppliers’ ability to deliver on a timely basis.

We incur significant costs related to the design, purchase, sourcing and operations of our network of shared bikes and scooters and we expect to continue incurring such costs as we expand our network of shared bikes and scooters. The prices of bikes and scooters may fluctuate depending on factors beyond our control including market and economic conditions, tariffs and demand. Substantial increases in prices of these assets or the cost of our operations would increase our costs and reduce our margins, which could adversely affect our business, financial condition and results of operations.

Our bikes and scooters or components thereof, including bikes and scooters and components that we design and contract to manufacture using third-party suppliers, may experience quality problems or defects from time to time, which could result in decreased usage of our network of shared bikes and scooters. There can be no assurance we will be able to detect and fix all defects in our bikes and scooters. Failure to do so could result in lost revenue, litigation or regulatory challenges, including personal injury or products liability claims, and harm to our reputation.

The revenue we generate from our network of shared bikes and scooters may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of shared bikes and scooters, however, we expect the demand for our bike and scooter rentals to decline over the winter season and increase during more temperate and dry seasons. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.

The autonomous vehicle industry may not continue to develop, or autonomous vehicles may not be adopted by the market, which could adversely affect our prospects, business, financial condition and results of operations.

We have invested, and plan to continue to invest, in the development of autonomous vehicle technology for use on our platform. Autonomous driving involves a complex set of technologies, including the continued development of sensing, computing and control technology. We rely both on our own research and development and on strategic partnerships with third-party developers of such technologies, as such technologies are costly and in varying stages of maturity. There is no assurance that this research and development or these partnerships will result in the development of market-viable technologies or commercial success in a timely manner or at all. In order to gain acceptance, the reliability of autonomous vehicle technology must continue to advance.

Additional challenges to the development of autonomous vehicle technology, all of which are outside of our control, include:

•	market acceptance of autonomous vehicles;
•	state, federal or municipal licensing requirements and other regulatory measures;
•	necessary changes to infrastructure to enable adoption;
•	concerns regarding electronic security and privacy; and
•	public perception regarding the safety of autonomous vehicles for drivers, riders, pedestrians and other vehicles on the road.

There are a number of existing laws, regulations and standards that may apply to autonomous vehicle technology, including vehicle standards that were not originally intended to apply to vehicles that may not have a human driver. Such regulations continue to rapidly evolve, which may increase the likelihood of complex, conflicting or otherwise inconsistent regulations, which may delay our ability to bring autonomous vehicle technology to market or significantly increase the compliance costs associated with this business strategy. In addition, there can be no assurance that the market will accept autonomous vehicles, and even if it does, that we will be able to execute on our business strategy or that our offerings will be successful in the market. Even if we are able to successfully develop and implement autonomous vehicle technology, there may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding autonomous vehicles, including the overall safety and the potential for injuries or death occurring as a result of accidents involving autonomous vehicles and the potential loss of income to human drivers resulting from widespread market adoption of autonomous vehicles. Such negative public perception may result from incidents on our platform or incidents on our partners’ or competitors’ platforms. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.

We could be subject to claims from riders, drivers or third parties that are harmed whether or not our platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third parties that are attributed to us through our offerings. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform. We may be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations, we may not be able to secure coverage at all.

As we expand our network of shared bikes and scooters, we may be subject to an increasing number of claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our bikes and scooters. Any such claims arising from the use of our bikes and scooters, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our bikes and scooters. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacture, including certain assets and components we design and have manufactured for us, could contain design or manufacturing defects, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all defects, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Our bikes and scooters may experience quality problems from time to time, which could result in product recalls, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition and results of operations.

We design and contract to manufacture, and directly and indirectly modify, maintain and repair, bikes and scooters for our network of shared bikes and scooters. Such bikes and scooters may contain defects in their design, materials and construction or may be improperly maintained or repaired. These defects or improper maintenance or repair could unexpectedly interfere with the intended operations of the bikes or scooters, which could result in injuries to riders. Although we, our contract manufacturers and our third-party service providers test our bikes and scooters before they are deployed onto our network, there can be no assurance we will be able to detect or prevent all defects.

Failure to detect, prevent or fix defects or to properly maintain or repair our bikes and scooters could result in a variety of consequences including product recalls, injuries, litigation, enforcement actions and regulatory proceedings. The occurrence of real or perceived quality problems or material defects in our current or future bikes and scooters could result in negative publicity, regulatory proceedings, enforcement actions or lawsuits filed against us, particularly if riders are injured. Even if injuries to riders are not the result of any defects in or the failure to properly maintain or repair our bikes or scooters, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed. Any of the foregoing risks could also result in decreased usage of our network of shared bikes and scooters and adversely affect our business, brand, financial conditions and results of operations.

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate may slow over time.

We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2018 and 2017, our revenue was $2.2 billion and $1.1 billion, respectively, representing a 103% growth rate from 2017 to 2018. In the quarters ended March 31, 2019 and 2018, our revenue was $776.0 million and $397.2 million, representing a 95% growth rate. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates will slow in future periods due to a number of reasons, which may include slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

Since 2012, we have experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future. For example, the number of our full-time employees has increased from 1,469 as of December 31, 2016, to 4,854 as of March 31, 2019, and the number of Active Riders has increased from 6.6 million for the quarter ended December 31, 2016, to 20.5 million for the quarter ended March 31, 2019. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.

Any actual or perceived security or privacy breach could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition and results of operations.

Our business involves the collection, storage, processing and transmission of our users’ personal data and other sensitive data. An increasing number of organizations, including large online and off-line merchants and businesses, other large Internet companies, financial institutions and government institutions, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. Unauthorized parties have in the past gained access, and may in the future gain access, to our systems or facilities through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing rider names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce our employees, partners or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own mobile devices that are entirely unrelated to our systems and platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.

Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, our employees have been accused in the past of violating these policies and we may be subject to these types of accusations in the future.

Any actual or perceived breach of privacy or security could interrupt our operations, result in our platform being unavailable, result in loss or improper disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in significant legal, regulatory and financial exposure and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. Any breach of privacy or security impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. In addition, any actual or perceived breach of security in any autonomous vehicles, whether ours or our competitors’, could result in legal, regulatory and financial exposure and lead to loss of rider confidence in our platform, which could significantly undermine our business strategy. Further, any cyberattacks or security and privacy breaches directed at our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.

Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition and results of operations.

Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business.

We receive, transmit and store a large volume of personally identifiable information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, Canada’s Anti-Spam Law (CASL), the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, and, effective as of January 1, 2020 the California Consumer Privacy Act, or CCPA. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, California recently enacted legislation, the CCPA, which will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information when it goes into effect on January 1, 2020. The CCPA provides for fines of up to $7,500 per violation. It presently is unclear how this legislation will be modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

Further, as we continue to expand our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, the collection and storage of data in connection with the use of our Concierge offering by healthcare transportation brokers may subject us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain substantial restrictions and requirements regarding the use, collection, security, storage and disclosure of individuals’ protected health information. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Healthcare transportation brokers using our Concierge offering are covered entities under HIPAA and we are deemed a business associate of those customers in certain circumstances. Consequently, we may be bound by compliance obligations under HIPAA, including security breach notification obligations, and subject to increased liability as a possible liable party. If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties up to $1.5 million for identical incidences and the possibility of civil litigation.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations. In particular, with laws and regulations such as the CCPA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. In particular, with regard to HIPAA, we may incur increased costs as we perform our obligations to our healthcare provider customers under our agreements with them.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other driver or rider data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing drivers and riders from using our platform or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.

As we expand our platform offerings, we may become subject to additional laws and regulations, and any actual or perceived failure by us to comply with such laws and regulations or manage the increased costs associated with such laws and regulations could adversely affect our business, financial condition and results of operations.

As we continue to expand our platform offerings and user base, we may become subject to additional laws and regulations, which may differ or conflict from one jurisdiction to another. Many of these laws and regulations were adopted prior to the advent of our industry and related technologies and, as a result, do not contemplate or address the unique issues faced by our industry.

For example, the use of our Concierge offering by healthcare transportation brokers with which we partner may subject us to certain healthcare-related laws and regulations. These laws and regulations may impose additional requirements on us, our employees and the drivers on our platform providing rides to such healthcare transportation brokers. With respect to drivers, such additional requirements include fingerprinting and specialized training and drug testing and with respect to us, additional requirements related to processing of payments, the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare transportation brokers.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to our platform offerings, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to our platform offerings, could harm our reputation and brand, discourage new and existing drivers and riders from using our platform, lead to refunds of rider fares or result in fines or proceedings by governmental agencies or private claims and litigation, any of which could adversely affect our business, financial condition and results of operations.

We primarily rely on Amazon Web Services to deliver our offerings to users on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition and results of operations.

We currently host our platform and support our operations using Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.

Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after March 31, 2022, and only after complying with certain advance notice requirements. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short term loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

In January 2019, we entered into an addendum to our commercial agreement with AWS, pursuant to which we committed to spend an aggregate of at least $300 million between January 2019 and December 2021 on AWS services. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference, which could adversely affect our financial condition and results of operations.

We rely on third-party vehicle rental partners for our Express Drive program, and if we cannot manage our relationships with such third parties and other risks related to our Express Drive program, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party vehicle rental partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable timeframe. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, we may not be able to meet the driver demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. Under an arrangement with a third-party partner, we are required to pay the third-party partner potential shortfalls between the fleet operating costs, which include lease payments and potential excess mileage, and rental fees collected from drivers. If we are unable to manage these higher costs and minimize these shortfalls, we may update the pricing methodologies related to our Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers and riders.

Any negative publicity related to any of our third-party vehicle rental partners, including publicity related to quality standards or safety concerns, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We rely on third-party payment processors to process payments made by riders and payments made to drivers on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process payments made by our riders and payments made to drivers on our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to drivers on our platform, any of which could make our platform less convenient and attractive to users and adversely affect our ability to attract and retain qualified drivers and riders.

Nearly all of our riders’ payments are made by credit card, debit card or through third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our riders, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our riders. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the users on our platform violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our relationships with other third-party service providers. For example, we rely on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by drivers and riders on our platform. Further, from time to time, we enter into strategic commercial partnerships in connection with the development of new technology, the growth of our qualified driver base, the provision of new or enhanced offerings for users on our platform and our expansion into new markets. If any of our partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We incorporate technology from third parties into our platform. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.

If we are not able to successfully develop new offerings on our platform and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. For example, we recently launched a scooter sharing offering on our platform in certain markets. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.

Developing and launching new offerings or enhancements to the existing offerings on our platform involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future drivers and riders, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand and the number of drivers using our platform) and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant up-front capital investments and such investments may not generate return on investment. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.

If we are unable to successfully manage the complexities associated with our expanding multimodal platform, our business, financial condition and results of operations could be adversely affected.

Our expansion into bike and scooter sharing and other modes of transportation has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, we face the risk that our network of shared bikes and scooters, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.

Our metrics and estimates, including the key metrics included in this report, are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.

We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. The estimates and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then the trading price of our Class A common stock and our business, financial condition and results of operations could be adversely affected.

Our marketing efforts to help grow our business may not be effective.

Promoting awareness of our offerings is important to our ability to grow our business and to attract new qualified drivers and new riders and can be costly. We believe that much of the growth in our rider base and the number of drivers on our platform is attributable to our paid marketing initiatives. Our marketing efforts currently include referrals, affiliate programs, free or discount trials, partnerships, display advertising, television, billboards, radio, video, content, direct mail, social media, email, hiring and classified advertisement websites, mobile “push” communications, search engine optimization and keyword search campaigns. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.

If our marketing efforts are not successful in promoting awareness of our offerings or attracting new qualified drivers and new riders, or if we are not able to cost-effectively manage our marketing expenses, our results of operations could be adversely affected. If our marketing efforts are successful in increasing awareness of our offerings, this could also lead to increased public scrutiny of our business and increase the likelihood of third parties bringing legal proceedings against us. Any of the foregoing risks could harm our business, financial condition and results of operations.

Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.

Our ability to attract and retain qualified drivers and riders is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our platform depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride, leaving something in a driver’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. Our number of Active Riders has increased from 6.6 million for the quarter ended December 31, 2016 to 20.5 million for the quarter ended March 31, 2019. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. If we grow our international rider base and the number of international drivers on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.

Failure to deal effectively with fraud could harm our business.

We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a rider, attempted payments by riders with insufficient funds and fraud committed by riders in concert with drivers. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current card payment practices, we may be liable for rides facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. Despite measures that we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our inability to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.

We have also incurred, and may in the future incur, losses from fraud and other misuse of our platform by drivers and riders. For example, we have experienced reduced revenue from actual and alleged unauthorized rides fulfilled and miles traveled in connection with our Concierge offering. If we are unable to adequately anticipate and address such misuse either through increased controls, platform solutions or other means, our partner relationships, business, financial condition and results of operations could be adversely affected.

We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act.

The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the TCPA restricts telemarketing and the use of automated SMS text messages without proper consent. This has resulted and may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability and our business, financial condition and results of operations could be adversely affected.

If we fail to effectively match riders on our Shared Rides offering and manage the related pricing methodologies, our business, financial condition and results of operations could be adversely affected.

Shared Rides enables unrelated parties traveling along similar routes to benefit from a discounted fare at the cost of possibly longer travel times. With a Shared Ride, when the first rider requests a ride, our algorithms use the first rider’s destination and attempt to match them with other riders traveling along a similar route. If a match between riders is made, our algorithms re-route the driver to include the pick-up location of the matched rider on the active route. For Shared Rides, drivers earn a fixed amount based on a number of factors, including the time and distance of the ride, the base fare charged to riders and the level of rider demand. We determine the rider fare based on the predicted time and distance of the ride, the level of rider demand and the likelihood of being able to match additional riders along the given route, and such fare is quoted to the riders prior to their commitment to the ride. The fare charged to the riders is decoupled from the payment made to the driver as we do not adjust the driver payment based on the success or failure of a match. Accordingly, if the discounted fare quoted and charged to our Shared Rides riders is less than the fixed amount that drivers earn or if our algorithms are unable to consistently match Shared Rides riders, then our business, financial condition and results of operations could be adversely affected.

If we fail to effectively manage our up-front pricing methodology, our business, financial condition and results of operations could be adversely affected.

With the adoption of our up-front pricing methodology, we quote a price to riders of our ridesharing offering before they request a ride. We earn fees from drivers either as the difference between an amount paid by a rider based on an up-front quoted fare and the amount earned by a driver based on the actual time and distance for the trip or as a fixed percentage of the fare charged to the rider, in each case, less any applicable driver incentives and any pass-through amounts paid to drivers and regulatory agencies. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to pay a driver. In addition, our riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our up-front prices, our ability to compete effectively in these locations could be adversely affected. If we are unable to effectively manage our up-front pricing methodology in conjunction with our existing and future pricing and incentive programs, our business, financial condition and results of operations could be adversely affected.

Systems failures and resulting interruptions in the availability of our website, applications, platform or offerings could adversely affect our business, financial condition and results of operations.

Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware or other events. Our systems also may be subject to break-ins, sabotage, theft and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.

We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our offerings. These events have resulted in, and similar future events could result in, losses of revenue. A prolonged interruption in the availability or reduction in the availability, speed or other functionality of our offerings could adversely affect our business and reputation and could result in the loss of users. Moreover, to the extent that any system failure or similar event results in harm or losses to the users using our platform, we may make voluntary payments to compensate for such harm or the affected users could seek monetary recourse or contractual remedies from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

We may require additional capital, which may not be available on terms acceptable to us or at all.

Historically, we have funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.

We believe that our company culture, which promotes authenticity, empathy and support for others, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•	failure to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values and mission;

•	the increasing size and geographic diversity of our workforce;
•	competitive pressures to move in directions that may divert us from our mission, vision and values;
•	the continued challenges of a rapidly-evolving industry;
•	the increasing need to develop expertise in new areas of business that affect us;
•	negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and
•	the integration of new personnel and businesses from acquisitions.

If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.

Our success depends in part on the continued service of our founders, senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

We face intense competition for highly skilled personnel, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified personnel. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets following our IPO, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.

If we are unable to make acquisitions and investments, or successfully integrate them into our business, our business, results of operations and financial condition could be adversely affected.

As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets, and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue. For example, in November 2018, we acquired Motivate.

Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:

•	intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•	failure or material delay in closing a transaction;
•	transaction-related lawsuits or claims;
•	difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•	difficulties in retaining key employees or business partners of an acquired company;
•	diversion of financial and management resources from existing operations or alternative acquisition opportunities;

•	failure to realize the anticipated benefits or synergies of a transaction;
•

failure to identify the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices, or employee or user issues;

•	risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•	theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•	risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business; and
•	adverse market reaction to an acquisition.

If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, results of operations and financial condition could be adversely affected.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.

Our business depends on users’ access to our platform via a mobile device and the Internet. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt or increase the cost of users’ ability to access our platform. In addition, the Internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in Internet or mobile device accessibility, even for a short period of time, could adversely affect our results of operations.

Moreover, we are subject to a number of laws and regulations specifically governing the Internet and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover taxation, privacy and data protection, pricing, copyrights, distribution, mobile and other communications, advertising practices, consumer protections, the provision of online payment services, unencumbered Internet access to our offerings and the characteristics and quality of online offerings, among other things. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand a loss in business and proceedings or actions against us by governmental entities or others, which could adversely impact our results of operations.

We rely on mobile operating systems and application marketplaces to make our apps available to the drivers and riders on our platform, and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high rider reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make our apps available to the drivers and riders on our platform. Any changes in such systems and application marketplaces that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our apps available to drivers and riders, make changes that degrade the functionality of our apps, increase the cost of using our apps, impose terms of use unsatisfactory to us or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our apps, overall growth in our rider or driver base could slow. Our apps have experienced fluctuations in number of downloads in the past, and we anticipate similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our apps. Additionally, in order to deliver high-quality apps, we need to ensure that our offerings are designed to work effectively with a range of mobile technologies, systems, networks and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile industry that enhance drivers’ and riders’ experience. If drivers or riders on our platform encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, our business, financial condition and results of operations could be adversely affected.

We depend on the interoperability of our platform across third-party applications and services that we do not control.

We have integrations with Google Maps Navigation, Concur, Certify, Expensify and a variety of other productivity, collaboration, travel, data management and security vendors. As our offerings expand and evolve, including as we develop autonomous technology, we may have an increasing number of integrations with other third-party applications, products and services. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors or technology partners may take actions which disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate and distribute our platform. As our respective products evolve, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, our products, platform, business, financial condition and results of operations could be adversely affected.

Defects, errors or vulnerabilities in our applications, backend systems or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition and results of operations.

The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” which refers to the frequent release of our software code, sometimes multiple times per day. This practice increases the risk that errors and vulnerabilities are present in the software code underlying our platform. The third-party software that we incorporate into our platform may also be subject to errors or vulnerability. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity, a loss of users or loss of revenue and access or other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a data breach as defined under various laws and regulations. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects or vulnerabilities could adversely affect our business, financial condition and results of operations as well as negatively impact our reputation or brand.

Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.

Companies in the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain an increasingly high public profile and the number of competitors in our market increases, the possibility of intellectual property rights claims against us grows. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, patent holders have sent us correspondence regarding various allegations of patent infringement and, in some instances, have initiated licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, financial condition and results of operations.

Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.

Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or intellectual property. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. We also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.

We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.

Our industry has also been subject to attempts to steal intellectual property, particularly regarding autonomous vehicle development, including by foreign actors. We, along with others in our industry, have been the target of attempted thefts of our intellectual property and may be subject to such attempts in the future. Although we take measures to protect our property, if we are unable to prevent the theft of our intellectual property or its exploitation, the value of our investments may be undermined and our business, financial condition and results of operations may be negatively impacted.

Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

Our platform contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

We have expended and intend to expend substantial funds in connection with the tax withholding liabilities that arise upon the net exercise of options held by our Co-Founders and the settlement of RSUs, which may have an adverse effect on our financial condition and results of operations. We may also implement “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.

We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the net exercise by our Co-Founders of all of their respective vested and outstanding options in March 2019, or the Founder Option Exercises, and the settlement of RSUs. On the initial settlement date for the RSUs that vested upon the effectiveness of our IPO Registration Statement, we withheld shares and remitted tax withholding amounts on behalf of the holders of RSUs at the applicable statutory rates. We expended approximately $561.2 million in the three months ended March 31, 2019 to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.

Prior to our IPO, we expended substantial funds to satisfy tax withholding and remittance obligations in connection with the Founder Option Exercises. On the effective date of the Founder Option Exercises, we withheld shares to satisfy (i) a portion of the aggregate exercise price of certain of the outstanding options held by our Co-Founders and (ii) the applicable tax withholding obligations at the applicable statutory rates arising in connection with the Founder Option Exercises. This tax withholding obligation was approximately $223.5 million in the aggregate, and we remitted an equivalent amount to the relevant tax authorities on behalf of the Co-Founders in cash. We delivered an aggregate of 3,162,797 shares of our Class A common stock to our Co-Founders after withholding an aggregate of 3,617,460 shares of our Class A common stock.

To satisfy future tax withholding and remittance obligations, we may withhold shares and remit tax withholding amounts on behalf of the holders of RSUs at the applicable statutory rates. The tax withholding due in connection with such RSU net settlement will be based on the then-current value of the underlying shares of our Class A common stock, and we would expect to withhold and remit the tax withholding liabilities at the applicable statutory rates on behalf of the RSU holders to the relevant tax authorities in cash. If we implement “sell-to-cover” to satisfy tax withholding obligations, shares with a market value equivalent to the tax withholding obligation will be sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales will be remitted by us to the taxing authorities. Such sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to businesses like ours and to drivers is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to drivers’ businesses.

In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. For example, on November 6, 2018, voters in San Francisco approved “Proposition C,” which authorizes San Francisco to impose additional taxes on businesses in San Francisco that generate a certain level of gross receipts. Such taxes would adversely affect our financial condition and results of operations.

We are subject to non-income taxes, such as payroll, sales, use, value-added and goods and services taxes in the United States and various foreign jurisdictions, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage drivers and riders from utilizing our offerings or could otherwise harm our business, financial condition and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition will be harmed.

Additionally, one or more states, localities or other taxing jurisdictions may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. After the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have enacted laws that would require tax reporting, collection or tax remittance on items sold online. Requiring tax reporting or collection could decrease driver or rider activity, which would harm our business. This new legislation could require us or drivers to incur substantial costs in order to comply, including costs associated with tax calculation, collection and remittance and audit requirements, which could make our offerings less attractive and could adversely affect our business, financial condition and results of operations.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Changes in U.S. tax laws could have a material adverse effect on our business, financial condition and results of operations.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our condensed consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.

Our reported results of operations may be adversely affected by changes in GAAP.

GAAP is subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had $1.7 billion of federal, $1.5 billion of state and $10.9 million of foreign NOLs available to reduce future taxable income, which will begin to expire in 2030 for federal, 2021 for state and 2037 for foreign tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

The Tax Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize NOLs to 80% of taxable income (as calculated before taking the NOLs into account). In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of December 31, 2017. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We have started expanding our presence internationally. In 2017, we launched our offerings in Canada and we may continue to expand our international operations. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•	competition from local incumbents that better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
•	differing demand dynamics, which may make our offerings less successful;
•	complying with varying laws and regulatory standards, including with respect to data privacy, tax and local regulatory restrictions;
•	obtaining any required government approvals, licenses or other authorizations;
•	varying levels of Internet and mobile technology adoption and infrastructure;
•	currency exchange restrictions or costs and exchange rate fluctuations;
•	operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States; and
•	limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition and results of operations could be adversely affected.

In addition, international expansion may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls and trade and economic sanctions.

Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.

A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any unforeseen public health crises, such as epidemics, political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

Our business and results of operations are also subject to global economic conditions, including any resulting effect on spending by us or our riders. If general economic conditions deteriorate in the United States or in other markets where we operate, discretionary spending may decline and demand for ridesharing may be reduced. An economic downturn resulting in a prolonged recessionary period may have a further adverse effect on our revenue.

Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We will also be required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 28.95% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chairman of our board of directors, holds approximately 19.21% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of April 30, 2019 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of April 30, 2019.

Future transfers by the holders of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date specified by affirmative written election of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the shares of Class B common stock held by our Co-Founders and their permitted entities and permitted transferees represent less than 20% of the Class B common stock held by our Co-Founders and their permitted entities as of immediately following the completion of our IPO or (iii) nine months after the death or total disability of the last to die or become disabled of our Co-Founders, or such later date not to exceed a total period of 18 months after such death or disability as may be approved by a majority of our independent directors.

We cannot predict the impact our dual class structure may have on our stock price.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.

The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the trading prices and trading volumes of technology stocks generally, or those in our industry;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•

failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new offerings or platform features;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC, or those of our competitors or others in our industry;
•	rumors and market speculation involving us or other companies in our industry;
•	short selling of our Class A common stock or related derivative securities;
•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses, services or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, as disclosed above, beginning in April 2019, several putative class actions have been filed in California state court against us, our directors, certain of our officers, and certain of the underwriters named in our IPO Registration Statement alleging violation of securities laws in connection with our IPO. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.

A substantial portion of the outstanding shares of our Class A and Class B common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of our Prospectus. We refer to such period as the lock-up period. Pursuant to the lock-up agreements with the underwriters, if (i) at least 120 days have elapsed since the date of our Prospectus, (ii) we have publicly released our earnings results for the quarterly period during which our IPO occurred and (iii) such lock-up period is scheduled to end during or within five trading days prior to a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, such lock-up period will end ten trading days prior to the commencement of such blackout period. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period.

Following the expiration of the market standoff and lock-up agreements referred to above, certain stockholders will be entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	any amendments to our amended and restated certificate of incorporation or our amended and restated bylaws require the approval of at least two-thirds of our then-outstanding voting power;
•

our dual class common stock structure, which provides our Co-Founders, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;

•	our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•	our stockholders are only able to take action at a meeting of stockholders and are not able to take action by written consent for any matter;
•	our amended and restated certificate of incorporation does not provide for cumulative voting;
•	vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;
•	a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, our President or a majority of our board of directors;
•	certain litigation against us can only be brought in Delaware;
•

our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Securities Act from bringing such claims in state or federal court, subject to applicable law.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

From January 1, 2019 through March 29, 2019 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers restricted stock units for an aggregate 15,065,349 shares of common stock under our 2018 Equity Incentive Plan.

From January 1, 2019 through March 29, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants, and other service providers an aggregate of 3,502,834 shares of common stock upon the exercise of options issued under our 2008 Equity Incentive Plan at a weighted-average exercise price of $1.85, for an aggregate exercise price of $13.2 million (after withholding an aggregate of 3,617,460 shares of common stock subject to such options for payment of the exercise price and satisfaction of the aggregate tax withholding obligations in connection with the exercises of certain of those options).

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

On April 2, 2019, we exchanged a total of 12,779,709 shares of Class A common stock held by our Co-Founders and their respective affiliated trusts for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. No additional consideration was paid in connection with the exchange. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Use of Proceeds

On April 2, 2019, after the quarter end, we completed our IPO, in which we sold 32,500,000 shares of Class A common stock at price to the public of $72.00 per share. On April 9, 2019, we sold an additional 2,996,845 shares of Class A common stock at a price to the public of $72.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of $2.5 billion, net of underwriting discounts and commissions of $70.3 million and offering expenses paid by us of approximately $7.7 million subject to certain cost reimbursements.

We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations related to the settlement of certain of our outstanding RSUs. Additionally, we utilized a portion of the net proceeds to purchase investment grade, interest bearing instruments consistent with the investment policy approved by our board of directors. We intend to use a portion of the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses, and capital expenditures. Further, we may use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. The representatives of the underwriters of our IPO were J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC and Jefferies LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on March 28, 2019, pursuant to Rule 424(b) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.
3.2	Amended and Restated Bylaws of the registrant.
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-229996	4.1	March 18, 2019
10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-229996	10.1	March 1, 2019
10.2+	Lyft, Inc. 2019 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.2	March 18, 2019
10.3+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-229996	10.3	March 27, 2019
10.4+	Lyft, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.4	March 18, 2019
10.5+	Lyft, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.5	March 18, 2019
10.6+	Lyft, Inc. Executive Change in Control and Severance Plan.	S-1	333-229996	10.6	March 1, 2019
10.7+	Lyft, Inc. Outside Director Compensation Policy.	S-1	333-229996	10.7	March 1, 2019
10.8+	Employment Letter Agreement between the registrant and Logan Green, dated as of March 12, 2019.	S-1/A	333-229996	10.8	March 18, 2019
10.9+	Employment Letter Agreement between the registrant and John Zimmer, dated as of March 14, 2019.	S-1/A	333-229996	10.9	March 18, 2019
10.10+	Employment Letter Agreement between the registrant and Kristin Sverchek, dated as of March 8, 2019.	S-1/A	333-229996	10.10	March 18, 2019
10.11+	Employment Letter Agreement between the registrant and Brian Roberts, dated as of March 13, 2019.	S-1/A	333-229996	10.11	March 18, 2019
10.12+	Employment Letter Agreement between the registrant and Ran Makavy, dated as of March 12, 2019.	S-1/A	333-229996	10.12	March 18, 2019
10.13+	Amended Employment Letter Agreement between the registrant and Jon McNeill, dated as of March 14, 2019.	S-1/A	333-229996	10.13	March 18, 2019
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lyft, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYFT, INC.

Date:	May 14, 2019	By:	/s/ Logan Green
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2019	By:	/s/ Brian Roberts
Chief Financial Officer
(Principal Financial Officer)