Form 10-Q
period 2019-06-30
Lyft, Inc.
filed 2019-08-13
CIK 1759509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
(Address of registrant’s principal executive offices, including zip code) (844) 250-2773

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.00001 per share	LYFT	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, the number of shares of the registrant’s Class A common stock outstanding was 280,041,336 and the number of shares of the registrant’s Class B common stock outstanding was 12,779,709.

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

•	the sufficiency of our cash, cash equivalents and short-term investments to meet our liquidity needs;
•	the demand for our platform or for Transportation-as-a-Service networks in general;
•	our ability to attract and retain drivers and riders;
•	our ability to develop new offerings and bring them to market in a timely manner and make enhancements to our platform;
•	our ability to compete with existing and new competitors in existing and new markets and offerings;
•	our expectations regarding outstanding litigation, including with respect to the classification of drivers on our platform;
•	our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy and data protection;
•	our ability to manage and insure auto-related and operations-related risks associated with our Transportation-as-a-Service network;
•	our expectations regarding new and evolving markets and our efforts to address these markets, including autonomous vehicles and bikes and scooters as well as Driver Centers;
•	our ability to develop and protect our brand;
•	our ability to maintain the security and availability of our platform;
•	our expectations and management of future growth;
•	our expectations concerning relationships with third parties;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully acquire and integrate companies and assets; and
•	the increased expenses associated with being a public company.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lyft, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$417,393	$517,690
Short-term investments	2,892,917	1,520,180
Prepaid expenses and other current assets	367,487	282,572
Total current assets	3,677,797	2,320,442
Restricted cash and cash equivalents	122,983	187,374
Restricted investments	1,165,299	863,713
Property and equipment, net	138,149	109,257
Operating lease right of use assets	347,027	—
Intangible assets, net	99,612	117,733
Goodwill	150,926	152,085
Other assets	2,683	9,439
Total assets	$5,704,476	$3,760,043
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$12,690	$32,343
Insurance reserves	1,207,380	810,273
Accrued and other current liabilities	813,288	606,203
Operating lease liabilities — current	92,458	—
Total current liabilities	2,125,816	1,448,819
Operating lease liabilities	295,164	—
Other liabilities	6,364	30,458
Total liabilities	2,427,344	1,479,277
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.00001 par value; no and 227,328,900 shares authorized as of June 30, 2019 and December 31, 2018, respectively; no and 219,175,709 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	5,152,047
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 1,000,000,000 and no shares authorized as of June 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares and 340,000,000 shares authorized, 279,970,833 Class A shares and 22,438,472 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively; 100,000,000 and no Class B shares authorized, 12,779,709 and no Class B shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	3	—
Additional paid-in capital	7,999,678	73,916
Accumulated other comprehensive income	5,493	133
Accumulated deficit	(4,728,042)	(2,945,330)
Total stockholders’ equity (deficit)	3,277,132	(2,871,281)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$5,704,476	$3,760,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$867,265	$504,912	$1,643,292	$902,100
Costs and expenses
Cost of revenue	630,136	293,186	1,092,993	553,795
Operations and support	151,975	67,366	339,210	127,271
Research and development	309,833	64,415	940,793	127,607
Sales and marketing	180,951	175,107	456,080	343,814
General and administrative	267,286	98,472	644,022	188,626
Total costs and expenses	1,540,181	698,546	3,473,098	1,341,113
Loss from operations	(672,916)	(193,634)	(1,829,806)	(439,013)
Interest income	29,979	15,251	49,633	26,752
Other expense, net	(311)	(289)	(165)	(344)
Loss before income taxes	(643,248)	(178,672)	(1,780,338)	(412,605)
Provision for income taxes	991	231	2,374	637
Net loss	$(644,239)	$(178,903)	$(1,782,712)	$(413,242)
Net loss per share, basic and diluted	$(2.23)	$(8.48)	$(11.38)	$(20.09)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	288,372	21,088	156,647	20,566
Stock-based compensation included in costs and expenses:
Cost of revenue	$15,058	$137	$56,548	$242
Operations and support	8,221	46	59,624	97
Research and development	182,918	515	689,124	1,243
Sales and marketing	12,133	47	57,244	174
General and administrative	74,908	756	290,184	1,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(644,239)	$(178,903)	$(1,782,712)	$(413,242)
Other comprehensive income
Foreign currency translation adjustment	420	191	667	240
Unrealized gain on marketable securities, net of taxes	2,887	1,621	4,693	559
Other comprehensive income	3,307	1,812	5,360	799
Comprehensive loss	$(640,932)	$(177,091)	$(1,777,352)	$(412,443)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances as of December 31, 2017	199,815	$4,284,049	19,916	$—	$55,568	$(2,033,995)	$(1,011)	$(1,979,438)
Issuance of Series H redeemable convertible preferred stock, net of issuance cost	1,364	54,193	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	335	—	1,169	—	—	1,169
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,996	—	—	1,996
Other comprehensive loss	—	—	—	—	—	—	(1,013)	(1,013)
Net loss	—	—	—	—	—	(234,339)	—	(234,339)
Balances as of March 31, 2018	201,179	$4,338,242	20,251	$—	$58,746	$(2,268,334)	$(2,024)	$(2,211,612)
Issuance of Series H redeemable convertible preferred stock, net of issuance cost	5,032	199,969	—	—	—	—	—	—
Issuance of Series I redeemable convertible preferred stock, net of issuance cost	11,684	553,207	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,005	—	2,928	—	—	2,928
Issuance of restricted common stock upon early exercise of stock options	—	—	5	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	19	—	—	19
Stock-based compensation	—	—	—	—	1,501	—	—	1,501
Other comprehensive income	—	—	—	—	—	—	1,812	1,812
Net loss	—	—	—	—	—	(178,903)	—	(178,903)
Balances as of June 30, 2018	217,895	$5,091,418	21,261	$—	$63,194	$(2,447,237)	$(212)	$(2,384,255)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances as of December 31, 2018	219,176	$5,152,047	22,438	$—	$73,916	$(2,945,330)	$133	$(2,871,281)
Issuance of common stock upon exercise of stock options	—	—	7,121	—	1,599	—	—	1,599
Issuance of common stock upon settlement of RSUs	—	—	17,688	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(11,415)	—	(785,004)	—	—	(785,004)
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	859,486	—	—	859,486
Other comprehensive income	—	—	—	—	—	—	2,053	2,053
Net loss	—	—	—	—	—	$(1,138,473)	—	(1,138,473)
Balances as of March 31, 2019	219,176	$5,152,047	35,832	$—	$149,999	$(4,083,803)	$2,186	$(3,931,618)
Issuance of common stock upon exercise of stock options	—	—	250	—	940	—	—	940
Issuance of common stock upon settlement of RSUs	—	—	3,476	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1,478)	—	(80,076)	—	—	(80,076)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	35,497	1	2,483,622	—	—	2,483,623
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(219,176)	(5,152,047)	219,176	2	5,152,045	—	—	5,152,047
Cancelled escrow shares related to a business combination	—	—	(2)	—	(90)	—	—	(90)
Stock-based compensation	—	—	—	—	293,238	—	—	293,238
Other comprehensive income	—	—	—	—	—	—	3,307	3,307
Net loss	—	—	—	—	—	(644,239)	—	(644,239)
Balances as of June 30, 2019	—	$—	292,751	$3	$7,999,678	$(4,728,042)	$5,493	$3,277,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(1,782,712)	$(413,242)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	54,215	2,836
Stock-based compensation	1,152,724	3,497
Amortization of premium on marketable securities	151	363
Accretion of discount on marketable securities	(21,357)	(8,056)
Other	7,463	298
Changes in operating assets and liabilities
Prepaid expenses and other assets	(79,712)	(46,912)
Operating lease right-of-use assets	39,951	—
Accounts payable	(22,403)	(2,102)
Insurance reserves	397,107	198,379
Accrued and other liabilities	212,083	153,349
Lease liabilities	(27,021)	—
Net cash used in operating activities	(69,511)	(111,590)
Cash flows from investing activities
Purchases of marketable securities	(3,581,779)	(2,874,656)
Purchase of term deposit	(105,000)	—
Proceeds from sales of marketable securities	647,138	685,323
Proceeds from maturities of marketable securities	1,391,360	1,296,457
Purchases of property and equipment and scooter fleet	(68,285)	(11,209)
Purchases of other intangible assets	—	(2,200)
Cash paid for acquisitions, net of cash acquired	(1,801)	—
Other investing activities	780	—
Net cash used in investing activities	(1,717,587)	(906,285)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions, offering costs and reimbursements	2,484,230	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	807,369
Proceeds from exercise of stock options and other common stock issuances	2,541	4,351
Taxes paid related to net share settlement of equity awards	(863,955)	—
Net cash provided by financing activities	1,622,816	811,720
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	296	(137)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(163,986)	(206,292)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	706,486	1,178,919
End of period	$542,500	$972,627
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$417,393	$928,437
Restricted cash and cash equivalents	122,983	44,190
Restricted cash, included in prepaid expenses and other current assets	2,124	—
Total cash, cash equivalents and restricted cash and cash equivalents	$542,500	$972,627
Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$11,504	$10,078
Deferred offering costs accrued, unpaid	201	—
Right of use assets acquired under operating leases	99,550	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	5,152,047	—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	7,690	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	Description of Business and Basis of Presentation

Organization and Description of Business

Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with its headquarters in San Francisco, California. Lyft operates multimodal transportation networks in the United States and Canada that offer access to a variety of transportation options through the Company’s platform and mobile-based applications.

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

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the prospectus dated March 28, 2019, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-229996).

Initial Public Offering

The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on March 28, 2019, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on March 29, 2019. On April 2, 2019, the Company completed its IPO, in which the Company sold 32,500,000 shares of Class A common stock at a price to the public of $72.00 per share. On April 9, 2019, the Company sold an additional 2,996,845 shares of Class A common stock at a price to the public of $72.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $2.5 billion after deducting underwriting discounts and commissions of $70.3 million and offering expenses of $7.7 million subject to certain cost reimbursements.

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

Significant items subject to estimates and assumptions include those related to losses resulting from insurance claims, fair value of financial instruments, goodwill and identifiable intangible assets, leases, indirect tax obligations, legal contingencies, valuation allowance for deferred income taxes, and valuation of stock-based compensation.

Revenue Recognition

The Company generates substantially all of its revenue from its ridesharing marketplace that connects drivers and passengers. The Company also generates revenue from its network of shared bikes and scooters, and its Express Drive program. Beginning in 2018, the Company generated revenue from subscription fees paid by riders to access its network of shared bikes and single use ride fees paid by riders to access its network of shared bikes and scooters. Subscription fees are recognized on a straight-line basis over the subscription period. Single-use ride fees are recognized upon completion of each related ride. Revenue from the network of shared bikes and scooters was not material for the three and six months ended June 30, 2019 and nil for the three and six months ended June 30, 2018. For its Express Drive program, the Company primarily generates revenue from lease income earned under an arrangement with one of its third-party Express Drive partners.

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

The Company applied the following steps to achieve the core principle of ASC 606:

1. Identification of the Contract, or Contracts, with a Customer: The Company considered the ToS and its customary business practices in identifying the contracts under ASC 606. Drivers accept the ToS with Lyft to use the App. The ToS defines the fees the Company charges drivers for each transaction, each party’s rights and obligations regarding the services to be transferred and payment terms. The driver agrees to perform the transportation service as requested by the passenger upon acceptance of a passenger’s request for a ride via the App. As the Company’s customary business practice, a contract exists between the driver and the Company when the driver’s ability to cancel the ride lapses, which typically is upon pickup of the passenger. The duration of a contract with a customer is typically equal to the duration of a single ride. The Company does not earn any fees from the passengers to access the App and the Company has no obligation to the passengers to provide the ride. The Company collects the fare and related charges from passengers on behalf of drivers using the passenger’s pre-authorized credit card or other payment mechanism and retains its fees before making the remaining disbursement to drivers; thus the driver’s ability and intent to pay is not subject to significant judgment.

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

5. Recognition of Revenue when, or as, the Company Satisfies a Performance Obligation: Revenue is recognized at the time the performance obligation is satisfied by transferring the control of the promised service to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for the service. The Company recognizes revenue upon completion of a ride as its performance obligation is satisfied upon the completion of the ride. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of ride completion, the Company has the right to receive payment for the services rendered. Accordingly, there are no partially satisfied or unsatisfied performance obligations for the three and six months ended June 30, 2019 and 2018.

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

The Company is a principal in car rental transactions involving the Select Express Drive Partner as the Company becomes a lessee for each vehicle prior to its rental by a driver and is committed to the payment of fixed monthly amounts and other fleet operating costs. The Company subleases the vehicles to drivers when they are rented by drivers and, as a result, the Company considers itself to be the accounting sublessor in its arrangements with drivers. Vehicle leases with the Select Express Drive Partner are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. Sublease income (revenue) and head lease expense for the Company’s transactions involving the Select Express Drive Partner are recognized on a gross basis in the condensed consolidated financial statements. The revenue recognized under the Select Express Drive Partner program was $26.7 million and $44.2 million for the three and six months ended June 30, 2019, respectively, and $11.6 million and $14.1 million for the three and six months ended June 30, 2018, respectively.

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

(iii)

Passenger referral programs. Under the passenger referral program, the referring passenger (the referrer) earns referral coupons when a new passenger (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of June 30, 2019 and December 31, 2018 the passenger referral coupon liability was not material.

Light Vehicle Renter Incentives

Incentives offered to Light Vehicle renters to access the Company’s network of shared bikes and scooters were not material for the three and six months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019, in relation to the driver, passenger and Light Vehicle renter incentive programs, the Company recorded $150.5 million and $290.1 million as a reduction to revenue and $83.5 million and $204.4 million as sales and marketing expense, respectively. For the three and six months ended June 30, 2018, in relation to the driver, passenger and Light Vehicle renter incentive programs, the Company recorded $136.1 million and $269.6 million as a reduction to revenue and $60.0 million and $120.9 million as sales and marketing expense, respectively.

Stock-Based Compensation

The Company estimates the fair value of stock options granted to employees, directors, and consultants and stock purchase rights granted under the Company’s Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option-pricing model. The fair value of stock options that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. The Company recognizes compensation expense related to the ESPP on a straight-line basis over the offering period, which is 12 months.

The fair value of restricted stock units (“RSUs”) is estimated based on the fair market value of the Company’s common stock on the date of grant, which subsequent to the IPO is determined based on the closing price of the Company’s Class A common stock as reported on the date of grant. Prior to the IPO, the Company granted RSUs which vest upon the satisfaction of both a service condition and a performance condition.

Compensation expense for RSUs with service and performance conditions is amortized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of the IPO Registration Statement on March 28, 2019. On that date the Company recorded a cumulative stock-based compensation expense of $857.2 million using the accelerated attribution method for the RSUs for which the service condition was satisfied as of March 28, 2019. The remaining unrecognized stock-based compensation expense related to these RSUs is recorded over their remaining requisite service periods. The compensation expense for RSUs granted after March 28, 2019, which vest upon satisfaction of a service-based condition only, is recognized on a straight-line basis over the requisite service period.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance amended guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU and subsequently issued amendments require a lessee to recognize leases with the term greater than 12 months on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements—Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted the new standard as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on the Company’s accumulated deficit as of January 1, 2019 as a result of the adoption of this standard. The condensed consolidated financial statements for the three and six months ended June 30, 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The adoption of the new lease standard resulted in the recognition of operating lease right-of-use assets of $285.6 million and operating lease liabilities, including operating lease liabilities — current, of $314.1 million as of January 1, 2019. In connection with the adoption of this standard, deferred rent of $28.5 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheet as of December 31, 2018, was derecognized. See Note 5, “Leases,” for more information.

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

3.	Supplemental Financial Statement Information

Cash Equivalents and Short-Term Investments

The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	June 30, 2019
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Unrestricted Balances(1)
Money market funds	$67,232	$—	$—	$67,232
Term deposit	105,000	—	—	105,000
Certificates of deposit	1,486,173	2,284	(1)	1,488,456
Commercial paper	1,025,517	332	(84)	1,025,765
Corporate bonds	284,195	482	—	284,677
Total unrestricted cash equivalents and short-term investments	2,968,117	3,098	(85)	2,971,130
Restricted Balances(2)(3)
Money market funds	1,438	—	—	1,438
Certificates of deposit	433,859	608	(4)	434,463
Commercial paper	734,240	211	(71)	734,380
Corporate bonds	62,450	82	(1)	62,531
Total restricted cash equivalents and investments	1,231,987	901	(76)	1,232,812
Total unrestricted and restricted cash equivalents and investments	$4,200,104	$3,999	$(161)	$4,203,942

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2019 in addition to $339.2 million of cash.
(2)	Included in restricted cash and cash equivalents and restricted investments in the Company’s condensed consolidated balance sheet as of June 30, 2019 in addition to $57.6 million of restricted cash.
(3)	Included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of June 30, 2019 is $2.1 million of restricted cash.

	December 31, 2018
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Unrestricted Balances(1)
Money market funds	$38,528	$—	$—	$38,528
Certificates of deposit	497,748	19	(213)	497,554
Commercial paper	1,135,092	38	(409)	1,134,721
Corporate bonds	119,043	19	(23)	119,039
Total unrestricted cash equivalents and short-term investments	1,790,411	76	(645)	1,789,842
Restricted Balances(2)(3)
Money market funds	4,620	—	—	4,620
Certificates of deposit	307,650	41	(87)	307,604
Commercial paper	624,719	17	(227)	624,509
Corporate bonds	65,616	6	(36)	65,586
Total restricted cash equivalents and investments	1,002,605	64	(350)	1,002,319
Total unrestricted and restricted cash equivalents and investments	$2,793,016	$140	$(995)	$2,792,161

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of December 31, 2018 in addition to $248.0 million of cash.
(2)

Included in restricted cash and cash equivalents and restricted investments in the Company’s condensed consolidated balance sheet as of December 31, 2018 in addition to $50.2 million of restricted cash.

(3)	Included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of December 31, 2018 is $1.4 million of restricted cash.

The Company’s short-term investments consist of available-for-sale securities and a term deposit. Available-for-sale investments are reported at fair value, with unrealized gains and losses, included as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive income. The term deposit is reported at cost, which approximates fair value.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.

Insurance Reserves

The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$810,273	$376,538
Losses paid	(205,629)	(95,881)
Change in estimates for prior periods	137,840	3,392
Reserves for current period	464,896	290,868
Ending balance	$1,207,380	$574,917

4.	Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$67,232	$—	$—	$67,232
Certificates of deposit	—	1,488,456	—	1,488,456
Commercial paper	—	1,025,765	—	1,025,765
Corporate bonds	—	284,677	—	284,677
Total unrestricted cash equivalents and short-term investments	67,232	2,798,898	—	2,866,130
Restricted Balances(2)(3)
Money market funds	1,438	—	—	1,438
Certificates of deposit	—	434,463	—	434,463
Commercial paper	—	734,380	—	734,380
Corporate bonds	—	62,531	—	62,531
Total restricted cash equivalents and investments	1,438	1,231,374	—	1,232,812
Total unrestricted and restricted cash equivalents and investments	$68,670	$4,030,272	$—	$4,098,942

(1)

Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2019 in addition to $339.2 million of cash and $105.0 million of a term deposit.

(2)	Included in restricted cash and cash equivalents and restricted investments in the Company’s condensed consolidated balance sheet as of June 30, 2019 in addition to $57.6 million of restricted cash.
(3)	Included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of June 30, 2019 is $2.1 million of restricted cash.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$38,528	$—	$—	$38,528
Certificates of deposit	—	497,554	—	497,554
Commercial paper	—	1,134,721	—	1,134,721
Corporate bonds	—	119,039	—	119,039
Total unrestricted cash equivalents and short-term investments	38,528	1,751,314	—	1,789,842
Restricted Balances(2)(3)
Money market funds	4,620	—	—	4,620
Certificates of deposit	—	307,604	—	307,604
Commercial paper	—	624,509	—	624,509
Corporate bonds	—	65,586	—	65,586
Total restricted cash equivalents and investments	4,620	997,699	—	1,002,319
Total unrestricted and restricted cash equivalents and investments	$43,148	$2,749,013	$—	$2,792,161

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of December 31, 2018 in addition to $248.0 million of cash.
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

Real Estate Operating Leases

The Company leases real estate property at approximately 145 locations with 79 commenced leases and 8 not yet commenced leases having an initial term of 12 months or longer as of June 30, 2019. These leases are classified as operating leases. As of June 30, 2019, the remaining lease terms vary from four months to 11 years. For certain leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment.

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

The Company is a principal in the car rental transactions involving the Select Express Drive Partner as the Company becomes a lessee for each vehicle prior to its rental by a driver and is committed to the payment of fixed monthly amounts and other fleet operating costs. The Company subleases the vehicles to drivers when they are rented by drivers and, as a result, the Company considers itself to be the accounting sublessor in its arrangements with drivers. Vehicle leases with the Select Express Drive Partner are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. The lease term in the car rental sublease is less than a month. Sublease income (revenue) and head lease expense for the Company’s transactions involving the Select Express Drive Partner are recognized on a gross basis in the condensed consolidated financial statements. The revenue recognized under the Select Express Drive Partner program was $26.7 million and $44.2 million for the three and six months ended June 30, 2019, respectively, and $11.6 million and $14.1 million for the three and six months ended June 30, 2018, respectively.

Lease Position as of June 30, 2019

The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

June 30, 2019
Assets
Real Estate	$236,377
Select Express Drive Partner Program	110,650
Total operating lease right-of-use assets	$347,027
Liabilities
Current
Real Estate	$36,538
Select Express Drive Partner Program	55,920
Total current operating lease liabilities	92,458
Noncurrent
Real Estate	231,262
Select Express Drive Partner Program	63,902
Total noncurrent operating lease liabilities	295,164
Total operating lease liabilities	$387,622
Weighted-average remaining lease term (years)
Real Estate	6.3
Select Express Drive Partner Program	2.0
Weighted-average discount rate(1)
Real Estate	6.8%
Select Express Drive Partner Program	6.5%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease Costs

The table below presents certain information related to the lease costs for operating leases (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Real Estate	Select Express Drive Partner Program	Total Operating Leases	Real Estate	Select Express Drive Partner Program	Total Operating Leases
Operating lease cost	$13,816	$11,459	$25,275	$26,974	$21,840	$48,814
Short-term lease cost	2,199	—	2,199	3,932	—	3,932
Variable lease cost	1,943	1,353	3,296	3,306	2,990	6,296
Total lease cost	$17,958	$12,812	$30,770	$34,212	$24,830	$59,042

Cash paid for amounts included in the measurement of operating lease liabilities was $19.9 million and $35.7 million for the three and six months ended June 30, 2019, respectively.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2019 (in thousands):

	Real Estate	Select Express Drive Partner Program	Total Leases
2019, remainder	$28,541	$28,319	$56,860
2020	60,100	57,930	118,030
2021	58,083	32,276	90,359
2022	52,769	10,691	63,460
2023	37,809	—	37,809
Thereafter	103,468	—	103,468
Total minimum lease payments	340,770	129,216	469,986
Less: amount of lease payments representing interest	(72,970)	(9,394)	(82,364)
Present value of future minimum lease payments	267,800	119,822	387,622
Less: current obligations under leases	(36,538)	(55,920)	(92,458)
Long-term lease obligations	$231,262	$63,902	$295,164

As of June 30, 2019, the Company had additional real estate leases that had not yet commenced with aggregate future lease payments of approximately $123.0 million. These leases are expected to commence between 2019 and 2020 with lease terms of three years to ten years.

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

Noncancelable Purchase Commitments

In March 2018, the Company entered into a non-cancellable arrangement with a certain web-hosting services provider under which the Company had an obligation to purchase a minimum of $150 million worth of services from this vendor through June 2021. In January 2019, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300 million between January 2019 and December 2021, with a minimum amount of $80 million in each of the three years, on services with this vendor. The Company has made payments totaling $47.0 million under the amended arrangement as of June 30, 2019.

In May 2019, the Company entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program during the term.

Legal Proceedings

The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, and governmental investigations in the ordinary course of business, including suits by drivers, passengers, or third parties (individually or as class actions) alleging, among other things, various wage- and expense-related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, its acquisitions, securities issuances or business practices, or public disclosures about the business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to accidents or other trust and safety incidents involving drivers or passengers using the Lyft Platform.

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

Indemnification

The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material.

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

Securities Litigation

Beginning in April 2019, several putative class actions were filed in California state and federal court against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws in connection with the IPO. The Company believes these lawsuits are without merit and intends to vigorously defend against them.

7.	Common Stock

Equity Award Plans

In March 2019, the Company issued 3,162,797 shares of its common stock, valued at $205.6 million, pursuant to the exercise by the Company’s co-founders of all of their respective vested and outstanding options (after withholding an aggregate of 3,617,460 shares of common stock subject to such options for payment of the exercise price and satisfaction of the aggregate tax withholding obligations, totaling $235.1 million, in connection with the exercises of certain of those options). During the three months ended June 30, 2019, these shares of common stock were reclassified into shares of Class A common stock and subsequently exchanged for shares of Class B common stock as described above in Note 1 – Description of Business and Basis of Presentation – Initial Public Offering.

Restricted Stock Units

In March 2019, the Company’s board of directors approved the grant of 15,065,349 RSUs to certain officers, employees and consultants, effective one business day prior to the effectiveness of the IPO Registration Statement on March 28, 2019. These RSUs vest upon satisfaction of both a service-based condition and a performance condition. The service-based condition for a majority of such RSUs is satisfied over a period of four years. The performance-based condition of such RSUs was satisfied upon the effectiveness of the IPO Registration Statement on March 28, 2019. The aggregate grant-date fair value of these RSUs was $834.3 million, net of forfeitures, which is expected to be recognized over a weighted-average period of approximately two years.

In March 2019, the Company settled 17,688,423 RSUs for which the service-based and performance condition was satisfied upon the effectiveness of the IPO on March 28, 2019. In connection with these settlements, the Company withheld 7,798,045 shares and remitted tax liabilities of $561.2 million on behalf of the RSU holders to the relevant tax authorities in cash.

In May 2019, the Company settled 3,476,272 RSUs for which the service-based condition was satisfied. In connection with these settlements, the Company withheld 1,478,224 shares and remitted tax liabilities of $77.5 million on behalf of the RSU holders to the relevant tax authorities in cash.

As of June 30, 2019, the total unrecognized compensation cost related to RSUs was $1.2 billion. The Company expects to recognize this expense over the remaining weighted-average period of approximately two years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.

2019 Employee Stock Purchase Plan

In March 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP went into effect on March 27, 2019. Subject to any limitations contained therein, the 2019 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The 2019 ESPP provides for consecutive, overlapping 12-month offering periods. The initial offering period runs from March 28, 2019 through June 30, 2020.

A total of 6,000,000 shares of Class A common stock were reserved for issuance under the 2019 ESPP. As of June 30, 2019, no shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

8.	Income Tax

The Company’s quarterly tax provision is based upon an estimated annual effective tax rate. The Company’s provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. The provision for income taxes consists primarily of state taxes in jurisdictions in which the Company conducts business.

The Company’s provision for income taxes was $1.0 million and $2.4 million for the three and six months ended June 30, 2019, respectively, with an effective tax rate of (0.15)% and (0.13%), respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2018, respectively, with an effective tax rate of (0.13)% and (0.15)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2019 and December 31, 2018.

9.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, RSUs, restricted stock awards (“RSAs”), and early exercised stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(644,239)	$(178,903)	$(1,782,712)	$(413,242)
Weighted-average shares used in computing net loss per share, basic and diluted	288,372	21,088	156,647	20,566
Net loss per share, basic and diluted	$(2.23)	$(8.48)	$(11.38)	$(20.09)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	June 30,
	2019	2018
Redeemable convertible preferred stock (on an if-converted basis)	—	217,895
Stock options	6,443	14,779
RSUs	42,468	37,779
RSAs	157	—
ESPP	96	—
Early exercised stock options	—	5
Total	49,164	270,458

10.	Related Party Transactions

The Company purchased certain advertising-related and other services in the amount of $14.7 million and $32.8 million during the three and six months ended June 30, 2019, respectively, and $19.9 million and $41.7 million during the three and six months ended June 30, 2018, respectively, from a company that is affiliated with a significant stockholder of the Company, which was recorded to cost of revenue and sales and marketing expenses in the condensed consolidated statements of operations based on the nature of the services. This entity ceased to be a related party in April 2019.

The Company had a vehicle rental partnership agreement with a company that was affiliated with a significant stockholder of the Company. During the three and six months ended June 30, 2018, the Company paid to this related party nil and $0.2 million, respectively, in excess of the rental fees collected by the Company from drivers on behalf of this partner, which were recorded as a reduction to revenue in the condensed consolidated statements of operations. The Company did not receive any material reimbursements for marketing fees from the partner during the three and six months ended June 30, 2018. This vehicle rental partnership ended in March 2018.

The Company purchased certain marketing services in the amount of $0.6 million and $1.4 million during the three and six months ended June 30, 2019, respectively, and $1.1 million and $1.9 million during the three and six months ended June 30, 2018, respectively, from two companies owned by a significant stockholder of the Company.

As of June 30, 2019 and December 31, 2018, approximately $7.8 million and $9.2 million, respectively, were due to these related parties, which were included in accounts payable and accrued and other current liabilities on the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, approximately $0.4 million and $0.2 million, respectively, were due from these related parties, which were included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The Company recorded revenue of $0.8 million and $1.4 million during the three and six months ended June 30, 2019, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2018, respectively, from related parties in the condensed consolidated statements of operations.

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

We generate substantially all of our revenue from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from the renting of bikes and scooters, the renting of vehicles to drivers through the arrangement with the Select Express Drive Partner and making our ridesharing marketplace available to organizations through our Concierge offering, enabling them to request rides for their customers and employees.

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

We are continuing to invest in the future, both organically and through acquisitions of complementary businesses. We are investing in the expansion of our scooter network and have expanded into shared bikes with our acquisition of Bikeshare Holdings LLC, or Motivate, in late 2018. In addition, we are investing in autonomous vehicle technology, which we believe will be a critical part of the future of transportation. Our strategy is always to be at the forefront of transportation innovation, and we believe these investments will continue to position us as a leader in TaaS.

Financial Results for the Three Months Ended June 30, 2019

•	Total revenue was $867.3 million, an increase of 72% year-over-year.
•

Total costs and expenses were $1.5 billion, including stock-based compensation expense of $293.2 million and insurance costs generally required under TNC and city regulations for ridesharing and bike and scooter rentals of $384.8 million, of which $141.1 million was related to changes to insurance reserves attributed to historical periods. This adverse development is largely attributable to historical auto losses that predate our relationship with our new third-party administrator for insurance claims.

•	Loss from operations was $672.9 million.
•	Net loss was $644.2 million.
•	Cash provided by operating activities was $15.3 million.
•	Cash and cash equivalents and restricted cash and cash equivalents were $542.5 million as of June 30, 2019.

Initial Public Offering

Our IPO Registration Statement was declared effective on March 28, 2019 and our Class A common stock began trading on the Nasdaq Global Select Market on March 29, 2019. Our IPO was completed on April 2, 2019 and the partial exercise of the underwriters’ option to purchase additional shares was completed on April 9, 2019. Our condensed consolidated financial statements as of June 30, 2019 and for the three and six months then-ended reflect the sale by us of an aggregate of 35,496,845 shares in our IPO, including pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at the public offering price of $72.00 per share, for aggregate net proceeds to us of approximately $2.5 billion, after underwriting discounts and commissions and offering expenses, and the conversion of all outstanding shares of our redeemable convertible preferred stock into an aggregate of 219,175,709 shares of Class A common stock.

Our condensed consolidated financial statements as of June 30, 2019 and for the six months then-ended reflect stock-based compensation expense of $1.1 billion associated with the vesting of RSUs for which the requisite service condition was met as of June 30, 2019. The liquidity event condition of RSUs granted prior to the IPO was satisfied upon the effectiveness of our IPO Registration Statement on March 28, 2019.

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

In 2018, we started to generate revenue from subscription fees paid by riders to access our network of shared bikes and single-use ride fees paid by riders to access our network of shared bikes and scooters. Revenue is earned based on the gross amounts for subscription fees or single-use ride fees paid by riders for use of our bikes and scooters, reduced by certain rider incentives we provide. Revenue from the network of shared bikes and scooters was not material for the three and six months ended June 30, 2019 and nil for the three and six months ended June 30, 2018.

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

We are a principal in car rental transactions involving the Select Express Drive Partner as we become a lessee for each vehicle prior to its rental by a driver and are committed to the payment of fixed monthly amounts and other fleet operating costs. We sublease the vehicles to drivers when they are rented by drivers and, as a result, we consider ourselves to be the accounting sublessor in its arrangements with drivers. Vehicle leases with the Select Express Drive Partner are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. Sublease income (revenue) and head lease expense for our transactions involving the Select Express Drive Partner are recognized on a gross basis in the condensed consolidated financial statements. The rental revenue recognized under the Select Express Drive Partner program was $26.7 million and $44.2 million for the three and six months ended June 30, 2019, respectively, and $11.6 million and $14.1 million for the three and six months ended June 30, 2018, respectively.

In some cases, we also earn Concierge platform fees from organizations that use our Concierge offering, which is a web-based product that allows organizations to request rides for their customers and employees through our ridesharing marketplace. Concierge platform fees are earned as a fixed dollar amount per ride or a percentage of the ride price and such Concierge platform fee revenue is recognized on a gross basis. Concierge platform fee revenue was not material for the three and six months ended June 30, 2019 and 2018, respectively.

Cost of Revenue

Cost of revenue primarily consists of insurance costs that are generally required under TNC and city regulations for ridesharing and bike and scooter rentals, respectively, payment processing charges, including merchant fees and chargebacks, hosting and platform-related technology costs, certain direct costs related to bikes and scooters and a car rental program, personnel-related compensation costs and amortization of technology-related intangible assets.

We plan to continue to drive an increased volume of rides and expand the reach of our platform through geographic expansion of our ridesharing marketplace and network of shared bikes and scooters, as well as through additional offerings. We expect that cost of revenue will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Operations and Support

Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, bike and scooter fleet operations support costs, driver background checks and onboarding costs, fees paid to third parties providing operations support and certain car rental fleet support costs.

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

Sales and Marketing

Sales and marketing expenses primarily consist of rider incentives and refunds, advertising expenses, personnel-related compensation costs and driver incentives for referring new drivers or riders. Sales and marketing costs are expensed as incurred.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related compensation costs, certain insurance costs that are generally not required under TNC regulations, professional services fees, certain loss contingency expenses including legal accruals and settlements, insurance claims administrative fees and other corporate costs. General and administrative expenses are expensed as incurred.

We are incurring and expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. We also expect to increase the size of our general and administrative function to support our increased compliance requirements and the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

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

Active Riders and Revenue per Active Rider

	Three Months Ended June 30,			Three Months Ended March 31,
	2019	2018	Growth Rate	2019	2018	Growth Rate
	(in millions, except for dollar amounts and percentages)
Active Riders	21.8	15.5	41.1%	20.5	14.0	45.9%
Revenue per Active Rider	$39.77	$32.67	21.7%	$37.86	$28.27	33.9%

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

Other Key Business and Non-GAAP Measures and Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Growth Rate	2019	2018	Growth Rate
	(in millions, except for percentages)
Contribution(1)	$398.9	$212.5	87.7%	$783.8	$352.9	122.1%
Contribution Margin(1)	46.0%	42.1%		47.7%	39.1%
Adjusted EBITDA(1)	$(204.1)	$(190.5)	(7.1%)	$(420.1)	$(429.2)	2.1%
Adjusted EBITDA Margin(1)	(23.5%)	(37.7%)		(25.6%)	(47.6%)

(1)

Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and metrics. For more information regarding our use of these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Reconciliation of Non-GAAP Financial Measures.”

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

We define Contribution as revenue less cost of revenue, adjusted to exclude the following items from cost of revenue:

•	amortization of intangible assets;
•	stock-based compensation expense;
•	payroll tax expense related to stock-based compensation; and
•	changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.

For more information about cost of revenue, see the section titled “—Components of Results of Operations—Cost of Revenue.”

We record historical changes to liabilities for insurance required by regulatory agencies for financial reporting purposes in the quarter of positive or adverse development even though such development may be related to claims that occurred in prior periods. For example, if in the first quarter of a given year, the cost of claims grew by $1 million for claims related to the prior fiscal year or earlier, the expense would be recorded for GAAP purposes within the first quarter instead of in the results of the prior period. We believe these prior period changes to insurance liabilities do not illustrate the current period performance of our ongoing operations since these prior period changes relate to claims that could potentially date back years. We have limited ability to influence the ultimate development of historical claims. Accordingly, including the prior period changes would not illustrate the performance of our ongoing operations or how the business is run or managed by us. For consistency, we do not adjust the calculation of Contribution for any prior period based on any positive or adverse development that occurs subsequent to the quarter end. Annual Contribution is calculated by adding Contribution of the last four quarters. We believe the adjustment to exclude the historical changes to liabilities for insurance required by regulatory agencies from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results.

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

We calculate Adjusted EBITDA as net loss, adjusted to exclude:

•	interest income;
•	other income (expense), net;
•	provision for income taxes;
•	depreciation and amortization;
•	stock-based compensation expense;
•	payroll tax expense related to stock-based compensation;
•	costs related to acquisitions, if any; and
•	changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

For more information regarding the limitations of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of net loss to Adjusted EBITDA, see the section titled “—Reconciliation of Non-GAAP Financial Measures.”

Reconciliation of Non-GAAP Financial Measures

We use Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Furthermore, these measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Thus, our Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

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

The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$867.3	$504.9	$1,643.3	$902.1
Less: cost of revenue	(630.1)	(293.2)	(1,093.0)	(553.8)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	5.3	0.7	10.6	1.0
Stock-based compensation expense	15.1	0.1	56.6	0.2
Payroll tax expense related to stock-based compensation	0.2	—	1.4	—
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	141.1	—	164.9	3.4
Contribution	$398.9	$212.5	$783.8	$352.9

(1)

$141.1 million and $164.9 million of insurance expense recorded during the three and six months ended June 30, 2019, respectively, reflect changes to reserve estimates of claims from the first quarter of 2019 and earlier periods. $3.4 million of insurance expense recorded during the six months ended June 30, 2018 reflects changes to reserves estimates of claims from 2017 and earlier periods.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(644.2)	$(178.9)	$(1,782.7)	$(413.2)
Adjusted to exclude the following:
Interest income	(30.0)	(15.3)	(49.7)	(26.8)
Other expense, net	0.3	0.3	0.2	0.4
Provision for income taxes	1.0	0.2	2.4	0.6
Depreciation and amortization	31.1	1.7	54.2	2.9
Stock-based compensation expense	293.2	1.5	1,152.7	3.5
Payroll tax expense related to stock-based compensation	3.4	—	37.9	—
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	141.1	—	164.9	3.4
Adjusted EBITDA	$(204.1)	$(190.5)	$(420.1)	$(429.2)

(1)

$141.1 million and $164.9 million of insurance expense recorded during the three and six months ended June 30, 2019, respectively, reflect changes to reserve estimates of claims from the first quarter of 2019 and earlier periods. $3.4 million of insurance expense recorded during the three months ended March 31, 2018 reflects changes to reserves estimates of claims from 2017 and earlier periods.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$867,265	$504,912	$1,643,292	$902,100
Costs and expenses
Cost of revenue	630,136	293,186	1,092,993	553,795
Operations and support	151,975	67,366	339,210	127,271
Research and development	309,833	64,415	940,793	127,607
Sales and marketing	180,951	175,107	456,080	343,814
General and administrative	267,286	98,472	644,022	188,626
Total costs and expenses	1,540,181	698,546	3,473,098	1,341,113
Loss from operations	(672,916)	(193,634)	(1,829,806)	(439,013)
Interest income	29,979	15,251	49,633	26,752
Other expense, net	(311)	(289)	(165)	(344)
Loss before income taxes	(643,248)	(178,672)	(1,780,338)	(412,605)
Provision for income taxes	991	231	2,374	637
Net loss	$(644,239)	$(178,903)	$(1,782,712)	$(413,242)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	72.7	58.1	66.5	61.4
Operations and support	17.5	13.3	20.6	14.1
Research and development	35.8	12.8	57.3	14.2
Sales and marketing	20.9	34.7	27.8	38.1
General and administrative	30.8	19.5	39.2	20.9
Total costs and expenses	177.7	138.4	211.4	148.7
Loss from operations	(77.7)	(38.4)	(111.4)	(48.7)
Interest income	3.5	3.0	3.0	3.0
Other expense, net	—	—	—	—
Loss before income taxes	(74.2)	(35.4)	(108.4)	(45.7)
Provision for income taxes	0.1	—	0.1	0.1
Net loss	(74.3%)	(35.4%)	(108.5%)	(45.8%)

Comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Revenue	$867,265	$504,912	72%	$1,643,292	$902,100	82%

Revenue increased by $362.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, driven by an increase in the number of Active Riders and the revenue generated on our platform per Active Rider. Revenue increased from $504.9 million or $32.67 per Active Rider for 15.5 million Active Riders for the three months ended June 30, 2018 to $867.3 million or $39.77 per Active Rider for 21.8 million Active Riders for the three months ended June 30, 2019. The number of Active Riders increased 41.1% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to the wider market adoption of ridesharing in addition to our initiatives to attract and retain riders. We believe the publicity and attention surrounding our IPO contributed to the increase in the number of Active Riders in the three months ended June 30, 2019. Revenue per Active Rider increased 21.7% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily from increased service fees and commissions including efficiencies from Shared Rides, greater efficiency and effectiveness of driver incentives, revenue from our network of shared bikes and scooters and revenue from the Select Express Drive Partner program.

Revenue increased by $741.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, driven by an increase in the number of Active Riders and the revenue generated on our platform per Active Rider. The number of Active Riders increased between 41.1% and 45.9% in each of the quarters ended March 31, 2019 and June 30, 2019 as compared to the same periods in 2018 primarily due to the wider market adoption of ridesharing in addition to our initiatives to attract and retain riders. We also believe the publicity and attention surrounding our IPO contributed to the increase in the number of Active Riders in the first and second quarter of 2019. Revenue per Active Rider increased between 21.7% and 33.9% in each of the quarters ended March 31, 2019 and June 30, 2019 as compared to the same periods in 2018 primarily from increased service fees and commissions including efficiencies from Shared Rides, greater efficiency and effectiveness of driver incentives, revenue from our network of shared bikes and scooters and revenue from the Select Express Drive Partner program.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Cost of revenue	$630,136	$293,186	115%	$1,092,993	$553,795	97%

Cost of revenue increased $337.0 million, or 115%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily due to an increase of $206.9 million in insurance costs related to ridesharing, largely driven by increases in insurance reserves related to current and historical periods as a result of updating actuarial assumptions to reflect currently available information, an increase of $39.8 million in costs associated with the expansion of our network of shared bikes and scooters, largely driven by an increase in depreciation of our fleet and related insurance costs, an increase of $20.9 million in web hosting fees to support our platform, and an increase of $14.9 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019.

Cost of revenue increased $539.2 million, or 97%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was primarily due to an increase of $296.3 million in insurance costs related to ridesharing, largely driven by increases in insurance reserves related to current and historical periods as a result of updating actuarial assumptions to reflect currently available information, an increase of $56.3 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019, an increase of $50.4 million in costs associated with the expansion of our network of shared bikes and scooters, largely driven by an increase in depreciation of our fleet and related insurance costs, and an increase of $39.5 million in costs related to our relationship with the Select Express Drive Partner as we expand the Express Drive Program.

Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Operations and support	$151,975	$67,366	126%	$339,210	$127,271	167%

Operations and support expenses increased $84.6 million, or 126%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $30.4 million in costs associated with the expansion of our network of shared bikes and scooters largely driven by costs incurred in servicing and maintaining the fleet, an increase of $13.3 million in costs related to the Select Express Drive Partner as we expand the Express Drive Program, an increase of $10.1 million in personnel-related costs, primarily driven by an increase in headcount to support the growth of our local operations, an increase of $8.6 million in our facility-related costs driven by an increase of our real estate leases, and an increase of $8.2 million in stock-based compensation, largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019.

Operations and support expenses increased $211.9 million, or 167%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $59.5 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019, an increase of $51.8 million in costs associated with expansion of our network of shared bikes and scooters largely driven by costs incurred in servicing and maintaining the fleet, an increase of $28.4 million in personnel-related costs, primarily driven by an increase in headcount to support the growth of our local operations, and an increase of $22.4 million in costs related to the Select Express Drive Partner as we expand the Express Drive Program.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Research and development	$309,833	$64,415	381%	$940,793	$127,607	637%

Research and development expenses increased $245.4 million, or 381%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $182.4 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019, and an increase of $38.2 million in other personnel-related costs as a result of an increase in headcount to support our expanded research and development activities.

Research and development expenses increased $813.2 million, or 637%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $687.9 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019, and an increase of $92.4 million in other personnel-related costs as a result of an increase in headcount to support our expanded research and development activities.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Sales and marketing	$180,951	$175,107	3%	$456,080	$343,814	33%

Sales and marketing expenses increased $5.8 million, or 3%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $22.1 million in costs driven by greater use of targeted rider incentive programs in our ridesharing marketplace to increase rider loyalty and ride frequency, and an increase of $12.3 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019, partially offset by a decrease of $31.6 million in costs associated with driver and passenger acquisition costs.

Sales and marketing expenses increased $112.3 million, or 33%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $76.8 million in costs driven by greater use of targeted rider incentive programs in our ridesharing marketplace to increase rider loyalty and ride frequency, and an increase of $57.3 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019, partially offset by a decrease of $49.1 million in costs associated with driver and passenger acquisition costs.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
General and administrative	$267,286	$98,472	171%	$644,022	$188,626	241%

General and administrative expenses increased $168.8 million, or 171%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $74.2 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019, an increase of $27.2 million in corporate insurance costs largely driven by an increase in the accrual of self-retained general business liabilities, an increase of $19.6 million in other personnel-related costs as a result of increased headcount to support our growth in operations and needs as a public company, and an increase of $9.5 million in consultant and advisory costs due to overall growth in our business.

General and administrative expenses increased $455.4 million, or 241%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $288.4 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019, an increase of $50.7 million in other personnel-related costs as a result of increased headcount to support our growth in operations and needs as a public company, an increase of $40.0 million in corporate insurance costs largely driven by an increase in the accrual of self-retained general business liabilities, and an increase of $22.0 million in consultant and advisory costs due to overall growth in our business.

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Interest income	$29,979	$15,251	97%	$49,633	$26,752	86%

Interest income increased $14.7 million, or 97%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was driven by an increase in our short-term investments balance as we invested the proceeds from our IPO, combined with an increase in the interest rates for maturities under one year which resulted in a higher return on our investments.

Interest income increased $22.9 million, or 86%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was driven by an increase in our short-term investments balance as we invested the proceeds from our IPO, combined with an increase in the interest rates for maturities under one year which resulted in a higher return on our investments.

Liquidity and Capital Resources

As of June 30, 2019, our principal sources of liquidity were cash and cash equivalents of approximately $417.4 million and short-term investments of approximately $2.9 billion, exclusive of restricted cash, cash equivalents and investments of $1.3 billion. Cash and cash equivalents consisted of institutional money market funds and certificates of deposits denominated in U.S. dollars as well as commercial paper and corporate bonds. Short-term investments consisted of commercial paper, certificates of deposit, and corporate bonds, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.

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

We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2019 and December 31, 2018 were $1.2 billion and $863.7 million, respectively.

Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. We may decide to, or be required to, seek additional equity or debt financing for any of these reasons, or others that may arise. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(69,511)	$(111,590)
Net cash used in investing activities	(1,717,587)	(906,285)
Net cash provided by financing activities	1,622,816	811,720
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	296	(137)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(163,986)	$(206,292)

Operating Activities

Cash used in operating activities was $69.5 million for the six months ended June 30, 2019. This consisted primarily of a net loss of $1.8 billion offset by non-cash stock-based compensation expense of $1.2 billion largely driven by the recognition of costs related to RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019. Additionally, there was an increase in insurance reserves and accrued and other liabilities of $609.2 million.

Cash used in operating activities was $111.6 million for the six months ended June 30, 2018. This consisted of a net loss of $413.2 million, an increase in prepaid expenses and other assets of $46.9 million and a decrease in accounts payable of $2.1 million due to the timing of payments, partially offset by an increase in insurance reserves and accrued and other liabilities of $351.7 million.

Investing Activities

Cash used in investing activities was $1.7 billion for the six months ended June 30, 2019, which primarily consisted of purchases of short-term investments of $3.7 billion, partially offset by proceeds from sales and maturities of marketable securities of $2.0 billion.

Cash used in investing activities was $906.3 million for the six months ended June 30, 2018, which primarily consisted of purchases of marketable securities of $2.9 billion, partially offset by proceeds from sales and maturities of marketable securities of $2.0 billion.

Financing Activities

Cash provided by financing activities was $1.6 billion for the six months ended June 30, 2019, which primarily consisted of proceeds from the issuance of our Class A common stock in our IPO of $2.5 billion, partially offset by taxes paid related to net share settlement of equity awards of $864.0 million.

Cash provided by financing activities was $811.7 million for the six months ended June 30, 2018, which consisted almost exclusively of proceeds from issuances of redeemable convertible preferred stock, net of issuance costs.

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

Contractual Obligations and Commitments

In May 2019, we entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which we have an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program during the term.

As of June 30, 2019, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Prospectus.

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

Stock-Based Compensation

Compensation expense for RSUs with service and performance conditions is amortized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of our IPO Registration Statement on March 28, 2019. On that date, we recorded a cumulative stock-based compensation expense of $857.2 million using the accelerated attribution method for all the RSUs, for which the service condition had been fully satisfied as of March 28, 2019. The remaining unrecognized stock-based compensation expense related to the RSUs is being recorded over their remaining requisite service periods. The compensation expense for RSUs granted after March 28, 2019 which vest on the satisfaction of a service-based condition only is recognized on a straight-line basis over the requisite service period.

During the six months ended June 30, 2019, we recognized total stock-based compensation for RSUs of $1.1 billion, of which $857.2 million related to RSUs for which the service-based condition was met as of March 28, 2019. As of June 30, 2019, we have approximately $1.2 billion of unrecognized stock-based compensation expense related to our RSUs to be recognized over the remaining weighted-average period of approximately two years.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations. Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. We adopted the standard on January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on our accumulated deficit as of January 1, 2019 as a result of the adoption of this standard. The condensed consolidated financial statements for the three and six months ended June 30, 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. The adoption of the new lease standard resulted in the recognition of operating lease right-of-use assets of $285.6 million and operating lease liabilities, including operating lease liabilities — current, of $314.1 million as of January 1, 2019. In connection with the adoption of this standard, deferred rent of $28.5 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheet as of December 31, 2018, was derecognized.

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of June 30, 2019, we had unrestricted cash, cash equivalents and short-term investments of approximately $3.3 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.3 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer protection, intellectual property disputes, including patent infringement, compliance with regulatory requirements and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future and as our business grows, including proceedings related to product liability, acquisitions, securities issuances or business practices, or public disclosures about our business. We are also regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Except as set forth below, there have been no material changes with respect to Legal Proceedings as disclosed in our Prospectus.

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

Securities Litigation

Beginning in April 2019, several putative class actions were filed in California state and federal court against us, our directors, certain of our officers, and certain of the underwriters named in our IPO Registration Statement alleging violation of securities laws in connection with our IPO. We believe these lawsuits are without merit and we intend to vigorously defend against them.

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

We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $1.8 billion and $413.2 million in the six months ended June 30, 2019 and 2018, respectively. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have previously expanded to include more asset-intensive offerings such as our network of shared bikes and scooters. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

In addition, prior to the IPO we granted RSUs to our employees and directors, which vested upon the satisfaction of both a time-based condition and a performance-based condition. The time-based condition for a majority of such RSUs is satisfied over a period of four years. The performance-based condition of such RSUs was satisfied upon the effectiveness of our IPO Registration Statement. Prior to December 31, 2018, no stock-based compensation expense had been recognized for such RSUs because a qualifying event was not probable. In the quarter ended March 31, 2019, we began recording stock-based compensation expense based on the grant-date fair value of the RSUs using the accelerated attribution method because the satisfaction of the performance condition became probable. During the six months ended June 30, 2019, we recorded $1.2 billion of cumulative stock-based compensation expense, of which $1.1 billion related to RSUs, and we have an additional $1.2 billion of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately two years. Stock-based compensation expense related to RSUs and other outstanding equity awards may continue to be a significant expense in future periods.

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
•

our ability to develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, Driver Centers, certain Express Drive vehicles and autonomous vehicle technology;

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

Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors, or if drivers become dissatisfied with our programs, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. If drivers are unsatisfied with our partners, including our third-party vehicle rental partners, our ability to attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers could be adversely affected. We frequently test driver incentives on subsets of existing drivers and potential drivers, and these incentives could fail to attract and retain qualified drivers or fail to increase utilization by existing drivers, or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration, labor and employment laws or background check requirements, may result in a shift or decrease in the pool of qualified drivers, which may result in increased competition for qualified drivers or higher costs of recruitment and retention. For example, in 2017 and 2018, the California Public Utilities Commission updated its background check requirements, creating stricter and more robust protocols for TNC drivers. Other factors outside of our control, such as increases in the price of gasoline, vehicles or insurance, may also reduce the number of drivers on our platform or utilization of our platform by drivers. If we fail to attract qualified drivers on favorable terms, fail to increase utilization of our platform by existing drivers or lose qualified drivers to our competitors, we may not be able to meet the demand of our riders, including maintaining a competitive price of rides to our riders, and our business, financial condition and results of operations could be adversely affected.

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

From the time a driver becomes available to accept rides in the Lyft Driver App until the rider is dropped off at their destination, we, through our wholly-owned insurance subsidiary and deductibles, bear substantially all of the financial risk with respect to auto-related incidents, including bodily injury, property damage and uninsured and underinsured motorist liability. To comply with certain state insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such states. Our insurance subsidiary reinsures the auto-related risk from such third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which such third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2019 and December 31, 2018 were $1.2 billion and $863.7 million, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected.

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

We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuary firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments and judicial developments. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. Additionally, we have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our condensed consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the deficiency is determined and negatively impact our financial condition and results of operations.

We rely on a limited number of third-party insurance claims service providers for our auto-related insurance claims, and if such providers fail to service insurance claims to our expectations or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party insurance claims service providers to service our auto-related claims. If any of our third-party insurance claims service providers fails to service claims to our expectations, discontinues or increases the cost of coverage or changes the terms of such coverage in a manner not favorable to drivers or to us, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms in an acceptable time frame or at all. If we cannot find alternate third-party insurance claims service providers on terms acceptable to us, we may incur additional expenses related to servicing such auto-related claims using internal resources. In the future, we may explore the possibility of selling portions of retained insurance risk to third-parties. This may cause us to incur additional expenses in the total cost of this risk.

Any negative publicity related to any of our third-party insurance claims service providers could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, money transmittal, non-emergency medical transportation and background checks are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

The ridesharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or penalties or comply with certain other requirements to provide our ridesharing, bike and scooter sharing and autonomous vehicle offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke existing permits or deny renewals, delay our ability to operate, increase their fees or charge new types of fees, any of which could adversely affect our business, financial condition and results of operations.

Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, a draft bill in California, known as Assembly Bill 5, if passed, could codify an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status in the context of California wage orders. The passage of this bill could lead to additional scrutiny of the independent contractor classification of drivers using the Lyft Platform in California. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another.

Our industry is relatively nascent and is rapidly evolving and increasingly regulated. We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on or attempted to ban ridesharing. For example, in August 2018, the City of New York imposed a maximum limit on new vehicle licenses for drivers permitted to drive on certain ridesharing platforms, including ours. In December 2018, the New York City Taxi & Limousine Commission adopted rules governing minimum driver earnings and driver utilization applicable to our ridesharing platform, as well as certain other ridesharing platforms. In January 2019, we filed an Article 78 Petition through two of our subsidiaries challenging these rules before the Supreme Court of the State of New York, which was denied in May 2019; in June 2019, we filed a notice of appeal. The application and interpretation of these rules has, on average, increased the cost to riders on our platform in the New York City area and could adversely affect our competitive position and results of operations. In August 2019, the New York City Taxi & Limousine Commission adopted further rules governing utilization applicable to our ridesharing platform and certain other ridesharing platforms that could also adversely affect our competitive position and results of operation. Other jurisdictions in which we currently operate or may want to operate could follow suit. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.

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

Illegal, improper or otherwise inappropriate activities by users, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating users of our platform could adversely affect our brand, business, financial condition and results of operations. These activities may include assault, theft, unauthorized use of credit and debit cards or bank accounts, sharing of rider or driver accounts and other misconduct. While we have implemented various measures intended to anticipate, identify and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct could expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities, such as our requirement that all drivers undergo a background check or our two-way rating system and related policies, are too restrictive and inadvertently prevent qualified drivers and riders otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified drivers and riders on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform or on our competitors’ platforms, could adversely affect our reputation and brand or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition and results of operations.

If the contractor classification of drivers that use our platform is challenged, there may be adverse business, financial, tax, legal and other consequences.

We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, a draft bill in California, known as Assembly Bill 5, if passed, could codify an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status in the context of California wage orders. The passage of this bill could lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform in California. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:

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

•	injunctions prohibiting continuance of existing business practices;
•	claims for employee benefits, social security, workers’ compensation and unemployment;

•	claims of discrimination, harassment and retaliation under civil rights laws;
•	claims under new or existing laws pertaining to unionizing, collective bargaining and other concerted activity;
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

We are also subject to a number of laws and regulations applicable to background checks for potential and existing drivers on our platform. For example, in 2017 and 2018, the California Public Utilities Commission updated its background check requirements, creating stricter and more robust protocols for TNC drivers. If we fail to comply with applicable laws, rules and legislation, our reputation, business, financial condition and results of operations could be adversely affected.

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

While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. We have also launched, and may in the future launch, certain changes to the rates and fee structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. While we do and will attempt to set prices and pricing packages based on our prior operating experience and driver and rider feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Driver Hubs, Driver Centers and Express Drive program, factors such as maintenance, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.

If we are unable to efficiently grow and further develop our network of shared bikes and scooters, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.

While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in May 2019 the San Francisco Municipal Transit Authority (“SFMTA”) opened a public permit application process for bike share operators in violation of our exclusive right to operate a bike share program in San Francisco’s public rights-of-way. In June 2019, we filed an action for injunctive and declaratory relief through one of our subsidiaries to protect its negotiated right to exclusivity for a bike share program and, in July 2019, the court granted a preliminary injunction preventing the SFMTA from issuing any permits in violation of those exclusive rights. A negative determination in this ongoing litigation or in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations; other jurisdictions in which we currently hold, or may in the future hold, exclusive rights to operate could follow suit in issuing permits in violation of such exclusive rights or in making a determination that we do not hold exclusive rights to operate. Even if we are able to successfully develop and implement our network of shared bikes and scooters, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.

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

We incur significant costs related to the design, purchase, sourcing and operations of our network of shared bikes and scooters and we expect to continue incurring such costs as we expand our network of shared bikes and scooters. The prices and availability of bikes and scooters and related products may fluctuate depending on factors beyond our control including market and economic conditions, tariffs, changes to import or export regulations and demand. Substantial increases in prices of these assets or the cost of our operations would increase our costs and reduce our margins, which could adversely affect our business, financial condition and results of operations.

Our bikes and scooters or components thereof, including bikes and scooters and components that we design and contract to manufacture using third-party suppliers, may experience quality problems, defects or acts of vandalism from time to time, which could result in decreased usage of our network of shared bikes and scooters. There can be no assurance we will be able to detect and fix all defects or vandalism in our bikes and scooters. Failure to do so could result in lost revenue, litigation or regulatory challenges, including personal injury or products liability claims, and harm to our reputation.

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

As we expand our network of shared bikes and scooters, we may be subject to an increasing number of claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our bikes and scooters, including potential indemnification claims. Any such claims arising from the use of our bikes and scooters, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our bikes and scooters. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacture, including certain assets and components we design and have manufactured for us, could contain design or manufacturing defects, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all defects, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Our bikes and scooters may experience quality problems from time to time, which could result in product recalls and removal from service, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition and results of operations.

We design and contract to manufacture, and directly and indirectly modify, maintain and repair, bikes and scooters for our network of shared bikes and scooters. Such bikes and scooters may contain defects in their design, materials and construction, may be improperly maintained or repaired or may be subject to vandalism. These defects, improper maintenance or repair or vandalism could unexpectedly interfere with the intended operations of the bikes or scooters, or result in other safety concerns, which could result in injuries to riders or third parties. Although we, our contract manufacturers and our third-party service providers test our bikes and scooters before they are deployed onto our network, there can be no assurance we will be able to detect or prevent all defects.

Failure to detect, prevent or fix defects and vandalism, or to properly maintain or repair our bikes and scooters could result in a variety of consequences including product recalls and removal from service, injuries, litigation, enforcement actions and regulatory proceedings. The occurrence of real or perceived quality problems or material defects in our current or future bikes and scooters could result in negative publicity, regulatory proceedings, enforcement actions or lawsuits filed against us, particularly if riders or third parties are injured. Even if injuries to riders or third parties are not the result of any defects in, vandalism of, or the failure to properly maintain or repair our bikes or scooters, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed. Any of the foregoing risks could also result in decreased usage of our network of shared bikes and scooters and adversely affect our business, brand, financial conditions and results of operations.

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate may slow over time.

We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2018 and 2017, our revenue was $2.2 billion and $1.1 billion, respectively, representing a 103% growth rate from 2017 to 2018. In the six months ended June 30, 2019 and 2018, our revenue was $1.6 billion and $902.1 million, representing an 82% growth rate. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates will slow in future periods due to a number of reasons, which may include slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

Since 2012, we have experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future. For example, the number of our full-time employees has increased from 1,469 as of December 31, 2016, to 5,103 as of June 30, 2019, and the number of Active Riders has increased from 6.6 million for the quarter ended December 31, 2016, to 21.8 million for the quarter ended June 30, 2019. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.

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

We receive, transmit and store a large volume of personally identifiable information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, Canada’s Anti-Spam Law (CASL), the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, and, effective as of January 1, 2020 the California Consumer Privacy Act, or CCPA. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, in 2018, California enacted legislation, the CCPA, which will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information when it goes into effect on January 1, 2020. The CCPA provides for fines of up to $7,500 per violation. It presently is unclear how this legislation will be modified or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

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

Nearly all of our riders’ payments are made by credit card, debit card or through third-party payment services, which subjects us to certain payment network or service provider operating rules, to certain regulations and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional operating rules, regulations and risks. We may be also subject to a number of other laws and regulations relating to the payments we accept from our riders, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our riders. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

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

Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. For example, in 2018, we launched a scooter sharing offering on our platform in certain markets. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.

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

Our ability to attract and retain qualified drivers and riders is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our platform depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride, leaving something in a driver’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. Our number of Active Riders has increased from 6.6 million for the quarter ended December 31, 2016 to 21.8 million for the quarter ended June 30, 2019. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. If we grow our international rider base and the number of international drivers on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.

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

We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the net exercise by our Co-Founders of all of their respective vested and outstanding options in March 2019, or the Founder Option Exercises, and the settlement of RSUs. On the initial settlement date for the RSUs that vested upon the effectiveness of our IPO Registration Statement and on a subsequent settlement date for RSUs, we have withheld shares and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. Since December 31, 2018, we have expended a total of approximately $864.0 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 28.84% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chairman of our board of directors, holds approximately 19.13% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of July 31, 2019 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of July 31, 2019.

Future transfers by the holders of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date specified by affirmative written election of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the shares of Class B common stock held by our Co-Founders and their permitted entities and permitted transferees represent less than 20% of the Class B common stock held by our Co-Founders and their permitted entities as of immediately following the completion of our IPO or (iii) nine months after the death or total disability of the last to die or become disabled of our Co-Founders, or such later date not to exceed a total period of 18 months after such death or disability as may be approved by a majority of our independent directors.

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, as disclosed above, beginning in April 2019, several putative class actions were filed in California state and federal court against us, our directors, certain of our officers, and certain of the underwriters named in our IPO Registration Statement alleging violation of securities laws in connection with our IPO. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.

A substantial portion of the outstanding shares of our Class A and Class B common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of our Prospectus. We refer to such period as the lock-up period. Pursuant to the lock-up agreements with the underwriters, if (i) at least 120 days have elapsed since the date of our Prospectus, (ii) we have publicly released our earnings results for the quarterly period during which our IPO occurred and (iii) such lock-up period is scheduled to end during or within five trading days prior to a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, such lock-up period will end ten trading days prior to the commencement of such blackout period. We have announced that we expect the lock-up period to end on August 19, 2019. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period.

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

Use of Proceeds

On April 2, 2019, we completed our IPO, in which we sold 32,500,000 shares of Class A common stock at price to the public of $72.00 per share. On April 9, 2019, we sold an additional 2,996,845 shares of Class A common stock at a price to the public of $72.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of $2.5 billion, net of underwriting discounts and commissions of $70.3 million and offering expenses paid by us of approximately $7.7 million subject to certain cost reimbursements.

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

LYFT, INC.

Date:	August 13, 2019	By:	/s/ Logan Green
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2019	By:	/s/ Brian Roberts
Chief Financial Officer
(Principal Financial Officer)