Form 10-Q
period 2019-09-30
Lyft, Inc.
filed 2019-11-04
CIK 1759509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 30, 2019, the number of shares of the registrant’s Class A common stock outstanding was 286,463,787 and the number of shares of the registrant’s Class B common stock outstanding was 11,232,629.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	3
Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	72

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
•

our expectations regarding the effects of existing and developing laws and regulations, including with respect to the classification of drivers on our platform, taxation and privacy and data protection;

•	our ability to manage and insure auto-related and operations-related risks associated with our Transportation-as-a-Service network;
•	our expectations regarding new and evolving markets and our efforts to address these markets, including autonomous vehicles and bikes and scooters as well as Driver Centers and Lyft Rentals;
•	our ability to develop and protect our brand;
•	our ability to maintain the security and availability of our platform;
•	our expectations and management of future growth;
•	our expectations concerning relationships with third parties;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully acquire and integrate companies and assets; and
•	the increased expenses associated with being a public company.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lyft, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$543,871	$517,690
Short-term investments	2,572,568	1,520,180
Prepaid expenses and other current assets	426,384	282,572
Total current assets	3,542,823	2,320,442
Restricted cash and cash equivalents	139,440	187,374
Restricted investments	1,237,314	863,713
Property and equipment, net	159,986	109,257
Operating lease right of use assets	411,962	—
Intangible assets, net	90,218	117,733
Goodwill	150,781	152,085
Other assets	2,637	9,439
Total assets	$5,735,161	$3,760,043
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$36,210	$32,343
Insurance reserves	1,374,935	810,273
Accrued and other current liabilities	880,769	606,203
Operating lease liabilities — current	88,875	—
Total current liabilities	2,380,789	1,448,819
Operating lease liabilities	359,160	—
Other liabilities	5,698	30,458
Total liabilities	2,745,647	1,479,277
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.00001 par value; no and 227,328,900 shares authorized as of September 30, 2019 and December 31, 2018, respectively; no and 219,175,709 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	5,152,047
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 1,000,000,000 and no shares authorized as of September 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares and 340,000,000 shares authorized, 286,350,943 Class A shares and 22,438,472 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively; 100,000,000 and no Class B shares authorized, 11,232,629 and no Class B shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	3	—
Additional paid-in capital	8,176,401	73,916
Accumulated other comprehensive income	4,629	133
Accumulated deficit	(5,191,519)	(2,945,330)
Total stockholders’ equity (deficit)	2,989,514	(2,871,281)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$5,735,161	$3,760,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$955,598	$584,951	$2,598,890	$1,487,051
Costs and expenses
Cost of revenue	580,714	322,614	1,673,707	876,409
Operations and support	149,794	92,481	489,004	219,752
Research and development	288,272	77,168	1,229,065	204,775
Sales and marketing	163,858	241,015	619,938	584,829
General and administrative	263,820	120,348	907,842	308,974
Total costs and expenses	1,446,458	853,626	4,919,556	2,194,739
Loss from operations	(490,860)	(268,675)	(2,320,666)	(707,688)
Interest income	28,651	19,615	78,284	46,367
Other income, net	641	409	476	65
Loss before income taxes	(461,568)	(248,651)	(2,241,906)	(661,256)
Provision for income taxes	1,909	510	4,283	1,147
Net loss	$(463,477)	$(249,161)	$(2,246,189)	$(662,403)
Net loss per share, basic and diluted	$(1.57)	$(11.58)	$(11.05)	$(31.72)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	294,784	21,508	203,199	20,884
Stock-based compensation included in costs and expenses:
Cost of revenue	$12,078	$139	$68,625	$381
Operations and support	8,553	48	68,178	145
Research and development	153,830	1,110	842,954	2,353
Sales and marketing	7,969	63	65,213	237
General and administrative	59,746	1,486	349,930	3,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(463,477)	$(249,161)	$(2,246,189)	$(662,403)
Other comprehensive (loss) income
Foreign currency translation adjustment	431	(75)	1,098	165
Unrealized gain (loss) on marketable securities, net of taxes	(1,295)	(21)	3,398	538
Other comprehensive (loss) income	(864)	(96)	4,496	703
Comprehensive loss	$(464,341)	$(249,257)	$(2,241,693)	$(661,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances as of December 31, 2017	199,815	$4,284,049	19,916	$—	$55,568	$(2,033,995)	$(1,011)	$(1,979,438)
Issuance of Series H redeemable convertible preferred stock, net of issuance cost	1,364	54,193	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	335	—	1,169	—	—	1,169
Vesting of early exercised stock options	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,996	—	—	1,996
Other comprehensive loss	—	—	—	—	—	—	(1,013)	(1,013)
Net loss	—	—	—	—	—	(234,339)	—	(234,339)
Balances as of March 31, 2018	201,179	$4,338,242	20,251	$—	$58,746	$(2,268,334)	$(2,024)	$(2,211,612)
Issuance of Series H redeemable convertible preferred stock, net of issuance cost	5,032	199,969	—	—	—	—	—	—
Issuance of Series I redeemable convertible preferred stock, net of issuance cost	11,684	553,207	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,005	—	2,928	—	—	2,928
Issuance of restricted common stock upon early exercise of stock options	—	—	5	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	19	—	—	19
Stock-based compensation	—	—	—	—	1,501	—	—	1,501
Other comprehensive income	—	—	—	—	—	—	1,812	1,812
Net loss	—	—	—	—	—	(178,903)	—	(178,903)
Balances as of June 30, 2018	217,895	$5,091,418	21,261	$—	$63,194	$(2,447,237)	$(212)	$(2,384,255)
Issuance of Series I redeemable convertible preferred stock, net of issuance cost	745	35,289	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	625	—	3,994	—	—	3,994
Issuance of restricted common stock upon early exercise of stock options	—	—	21	—	—	—	—	—
Vesting of early exercised stock options		—	—	—	168	—	—	168
Stock-based compensation	—	—	—	—	2,846	—	—	2,846
Other comprehensive loss	—	—	—	—	—	—	(96)	(96)
Net loss	—	—	—	—	—	(249,161)	—	(249,161)
Balances as of September 30, 2018	218,640	$5,126,707	21,907	$—	$70,202	$(2,696,398)	$(308)	$(2,626,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances as of December 31, 2018	219,176	$5,152,047	22,438	$—	$73,916	$(2,945,330)	$133	$(2,871,281)
Issuance of common stock upon exercise of stock options	—	—	7,121	—	1,599	—	—	1,599
Issuance of common stock upon settlement of RSUs	—	—	17,688	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(11,415)	—	(785,004)	—	—	(785,004)
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	859,486	—	—	859,486
Other comprehensive income	—	—	—	—	—	—	2,053	2,053
Net loss	—	—	—	—	—	$(1,138,473)	—	(1,138,473)
Balances as of March 31, 2019	219,176	$5,152,047	35,832	$—	$149,999	$(4,083,803)	$2,186	$(3,931,618)
Issuance of common stock upon exercise of stock options	—	—	250	—	940	—	—	940
Issuance of common stock upon settlement of RSUs	—	—	3,476	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1,478)	—	(80,076)	—	—	(80,076)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	35,497	1	2,483,622	—	—	2,483,623
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(219,176)	(5,152,047)	219,176	2	5,152,045	—	—	5,152,047
Cancelled escrow shares related to a business combination	—	—	(2)	—	(90)	—	—	(90)
Stock-based compensation	—	—	—	—	293,238	—	—	293,238
Other comprehensive income	—	—	—	—	—	—	3,307	3,307
Net loss	—	—	—	—	—	(644,239)	—	(644,239)
Balances as of June 30, 2019	—	$—	292,751	$3	$7,999,678	$(4,728,042)	$5,493	$3,277,132
Issuance of common stock upon exercise of stock options	—	—	2,562	—	12,449	—	—	12,449
Issuance of common stock upon settlement of RSUs	—	—	3,772	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1,501)	—	(77,902)	—	—	(77,902)
Stock-based compensation	—	—	—	—	242,176	—	—	242,176
Other comprehensive loss	—	—	—	—	—	—	(864)	(864)
Net loss	—	—	—	—	—	(463,477)	—	(463,477)
Balances as of September 30, 2019	—	$—	297,584	$3	$8,176,401	$(5,191,519)	$4,629	$2,989,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(2,246,189)	$(662,403)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	84,352	5,419
Stock-based compensation	1,394,900	6,343
Amortization of premium on marketable securities	342	448
Accretion of discount on marketable securities	(31,209)	(15,277)
Loss on disposal of assets	24,332	—
Other	801	296
Changes in operating assets and liabilities
Prepaid expenses and other assets	(141,401)	(56,230)
Operating lease right-of-use assets	70,551	—
Accounts payable	(733)	(20,288)
Insurance reserves	564,663	315,264
Accrued and other liabilities	283,902	278,848
Lease liabilities	(63,822)	—
Net cash used in operating activities	(59,511)	(147,580)
Cash flows from investing activities
Purchases of marketable securities	(4,836,182)	(4,350,848)
Purchase of term deposit	(105,000)	—
Proceeds from sales of marketable securities	893,429	827,838
Proceeds from maturities of marketable securities	2,656,249	2,927,079
Purchases of property and equipment and scooter fleet	(128,431)	(28,430)
Purchases of other intangible assets	—	(2,200)
Cash paid for acquisitions, net of cash acquired	(1,801)	—
Other investing activities	4,007	(28,000)
Net cash used in investing activities	(1,517,729)	(654,561)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions, offering costs and reimbursements	2,484,101	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	842,658
Proceeds from exercise of stock options and other common stock issuances	14,914	8,486
Payment of deferred offering costs	—	(6)
Taxes paid related to net share settlement of equity awards	(942,780)	—
Net cash provided by financing activities	1,556,235	851,138
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	196	(109)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(20,809)	48,888
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	706,486	1,178,919
End of period	$685,677	$1,227,807
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$543,871	$1,088,645
Restricted cash and cash equivalents	139,440	139,162
Restricted cash, included in prepaid expenses and other current assets	2,366	—
Total cash, cash equivalents and restricted cash and cash equivalents	$685,677	$1,227,807
Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$9,316	$5,187
Deferred offering costs accrued, unpaid	72	164
Right of use assets acquired under operating leases	196,730	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	5,152,047	—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	7,690	—

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

Revenue Recognition

The Company generates substantially all of its revenue from its ridesharing marketplace that connects drivers and passengers. The Company also generates revenue from its network of shared bikes and scooters, and its Express Drive program. Beginning in 2018, the Company generated revenue from subscription fees paid by riders to access its network of shared bikes and single use ride fees paid by riders to access its network of shared bikes and scooters. Subscription fees are recognized on a straight-line basis over the subscription period. Single-use ride fees are recognized upon completion of each related ride. Revenue from the network of shared bikes and scooters was not material for the three and nine months ended September 30, 2019 and $0 for the three and nine months ended September 30, 2018. For its Express Drive program, the Company primarily generates revenue from lease income earned under an arrangement with one of its third-party Express Drive partners.

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

5. Recognition of Revenue when, or as, the Company Satisfies a Performance Obligation: Revenue is recognized at the time the performance obligation is satisfied by transferring the control of the promised service to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for the service. The Company recognizes revenue upon completion of a ride as its performance obligation is satisfied upon the completion of the ride. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of ride completion, the Company has the right to receive payment for the services rendered. Accordingly, there are no partially satisfied or unsatisfied performance obligations for the three and nine months ended September 30, 2019 and 2018.

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

The Company is a principal in car rental transactions involving the Select Express Drive Partner as the Company becomes a lessee for each vehicle prior to its rental by a driver and is committed to the payment of fixed monthly amounts and other fleet operating costs. The Company subleases the vehicles to drivers when they are rented by drivers and, as a result, the Company considers itself to be the accounting sublessor in its arrangements with drivers. Vehicle leases with the Select Express Drive Partner are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. Sublease income (revenue) and head lease expense for the Company’s transactions involving the Select Express Drive Partner are recognized on a gross basis in the condensed consolidated financial statements. The revenue recognized under the Select Express Drive Partner program was $32.7 million and $76.8 million for the three and nine months ended September 30, 2019, respectively, and $19.3 million and $33.4 million for the three and nine months ended September 30, 2018, respectively.

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

(iii)

Passenger referral programs. Under the passenger referral program, the referring passenger (the referrer) earns referral coupons when a new passenger (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of September 30, 2019 and December 31, 2018 the passenger referral coupon liability was not material.

Light Vehicle Renter Incentives

Incentives offered to Light Vehicle renters to access the Company’s network of shared bikes and scooters were not material for the three and nine months ended September 30, 2019 and 2018.

For the three and nine months ended September 30, 2019, in relation to the driver, passenger and Light Vehicle renter incentive programs, the Company recorded $126.1 million and $416.2 million as a reduction to revenue and $78.3 million and $282.7 million as sales and marketing expense, respectively. For the three and nine months ended September 30, 2018, in relation to the driver, passenger and Light Vehicle renter incentive programs, the Company recorded $138.3 million and $407.9 million as a reduction to revenue and $93.5 million and $214.4 million as sales and marketing expense, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU and subsequently issued amendments require a lessee to recognize leases with the term greater than 12 months on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements—Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted the new standard as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on the Company’s accumulated deficit as of January 1, 2019 as a result of the adoption of this standard. The condensed consolidated financial statements for the three and nine months ended September 30, 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The adoption of the new lease standard resulted in the recognition of operating lease right-of-use assets of $285.6 million and operating lease liabilities, including operating lease liabilities — current, of $314.1 million as of January 1, 2019. In connection with the adoption of this standard, deferred rent of $28.5 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheet as of December 31, 2018, was derecognized. See Note 5, “Leases,” for more information.

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

3.	Supplemental Financial Statement Information

Cash Equivalents and Short-Term Investments

The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	September 30, 2019
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Unrestricted Balances(1)
Money market funds	$395,002	$—	$—	$395,002
Term deposit	105,000	—	—	105,000
Certificates of deposit	1,439,085	1,570	(33)	1,440,622
Commercial paper	867,179	187	(55)	867,311
Corporate bonds	224,118	473	—	224,591
Total unrestricted cash equivalents and short-term investments	3,030,384	2,230	(88)	3,032,526
Restricted Balances(2)(3)
Money market funds	21,873	—	—	21,873
Certificates of deposit	502,985	345	(38)	503,292
Commercial paper	732,569	142	(142)	732,569
Corporate bonds	63,908	95	—	64,003
Total restricted cash equivalents and investments	1,321,335	582	(180)	1,321,737
Total unrestricted and restricted cash equivalents and investments	$4,351,719	$2,812	$(268)	$4,354,263

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2019 in addition to $83.9 million of cash.
(2)

Included in restricted cash and cash equivalents and restricted investments in the Company’s condensed consolidated balance sheet as of September 30, 2019 in addition to $57.4 million of restricted cash.

(3)	Included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of September 30, 2019 is $2.4 million of restricted cash.

	December 31, 2018
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Unrestricted Balances(1)
Money market funds	$38,528	$—	$—	$38,528
Certificates of deposit	497,748	19	(213)	497,554
Commercial paper	1,135,092	38	(409)	1,134,721
Corporate bonds	119,043	19	(23)	119,039
Total unrestricted cash equivalents and short-term investments	1,790,411	76	(645)	1,789,842
Restricted Balances(2)(3)
Money market funds	4,620	—	—	4,620
Certificates of deposit	307,650	41	(87)	307,604
Commercial paper	624,719	17	(227)	624,509
Corporate bonds	65,616	6	(36)	65,586
Total restricted cash equivalents and investments	1,002,605	64	(350)	1,002,319
Total unrestricted and restricted cash equivalents and investments	$2,793,016	$140	$(995)	$2,792,161

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of December 31, 2018 in addition to $248.0 million of cash.
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

Insurance Reserves

The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$810,273	$376,538
Losses paid	(349,919)	(149,847)
Change in estimates for prior periods	198,348	3,392
Reserves for current period	716,233	461,719
Ending balance	$1,374,935	$691,802

4.	Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$395,002	$—	$—	$395,002
Certificates of deposit	—	1,440,622	—	1,440,622
Commercial paper	—	867,311	—	867,311
Corporate bonds	—	224,591	—	224,591
Total unrestricted cash equivalents and short-term investments	395,002	2,532,524	—	2,927,526
Restricted Balances(2)(3)
Money market funds	21,873	—	—	21,873
Certificates of deposit	—	503,292	—	503,292
Commercial paper	—	732,569	—	732,569
Corporate bonds	—	64,003	—	64,003
Total restricted cash equivalents and investments	21,873	1,299,864	—	1,321,737
Total unrestricted and restricted cash equivalents and investments	$416,875	$3,832,388	$—	$4,249,263

(1)

Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2019 in addition to $83.9 million of cash and $105.0 million of a term deposit.

(2)

Included in restricted cash and cash equivalents and restricted investments in the Company’s condensed consolidated balance sheet as of September 30, 2019 in addition to $57.4 million of restricted cash.

(3)	Included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of September 30, 2019 is $2.4 million of restricted cash.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$38,528	$—	$—	$38,528
Certificates of deposit	—	497,554	—	497,554
Commercial paper	—	1,134,721	—	1,134,721
Corporate bonds	—	119,039	—	119,039
Total unrestricted cash equivalents and short-term investments	38,528	1,751,314	—	1,789,842
Restricted Balances(2)(3)
Money market funds	4,620	—	—	4,620
Certificates of deposit	—	307,604	—	307,604
Commercial paper	—	624,509	—	624,509
Corporate bonds	—	65,586	—	65,586
Total restricted cash equivalents and investments	4,620	997,699	—	1,002,319
Total unrestricted and restricted cash equivalents and investments	$43,148	$2,749,013	$—	$2,792,161

(1)	Included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet as of December 31, 2018 in addition to $248.0 million of cash.
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

Real Estate Operating Leases

The Company leases real estate property at approximately 137 locations with 87 commenced leases and 2 not yet commenced leases having an initial term of 12 months or longer as of September 30, 2019. These leases are classified as operating leases. As of September 30, 2019, the remaining lease terms vary from 1 month to 11 years. For certain leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment.

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

The Company is a principal in the car rental transactions involving the Select Express Drive Partner as the Company becomes a lessee for each vehicle prior to its rental by a driver and is committed to the payment of fixed monthly amounts and other fleet operating costs. The Company subleases the vehicles to drivers when they are rented by drivers and, as a result, the Company considers itself to be the accounting sublessor in its arrangements with drivers. Vehicle leases with the Select Express Drive Partner are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. The lease term in the car rental sublease is less than a month. Sublease income (revenue) and head lease expense for the Company’s transactions involving the Select Express Drive Partner are recognized on a gross basis in the condensed consolidated financial statements. The revenue recognized under the Select Express Drive Partner program was $32.7 million and $76.8 million for the three and nine months ended September 30, 2019, respectively, and $19.3 million and $33.4 million for the three and nine months ended September 30, 2018, respectively.

Lease Position as of September 30, 2019

The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

September 30, 2019
Assets
Real Estate	$304,126
Select Express Drive Partner Program	107,836
Total operating lease right-of-use assets	$411,962
Liabilities
Current
Real Estate	$37,656
Select Express Drive Partner Program	51,219
Total current operating lease liabilities	88,875
Noncurrent
Real Estate	298,315
Select Express Drive Partner Program	60,845
Total noncurrent operating lease liabilities	359,160
Total operating lease liabilities	$448,035
Weighted-average remaining lease term (years)
Real Estate	6.9
Select Express Drive Partner Program	1.9
Weighted-average discount rate(1)
Real Estate	6.8%
Select Express Drive Partner Program	6.5%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease Costs

The table below presents certain information related to the lease costs for operating leases (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Real Estate	Select Express Drive Partner Program	Total Operating Leases	Real Estate	Select Express Drive Partner Program	Total Operating Leases
Operating lease cost	$15,292	$14,556	$29,848	$42,266	$36,396	$78,662
Short-term lease cost	2,527	—	2,527	6,459	—	6,459
Variable lease cost	3,699	1,587	5,286	7,005	4,577	11,582
Total lease cost	$21,518	$16,143	$37,661	$55,730	$40,973	$96,703

Cash paid for amounts included in the measurement of operating lease liabilities was $36.1 million and $71.8 million for the three and nine months ended September 30, 2019, respectively, and is presented as cash flows from operating activities in the condensed consolidated statement of cash flows.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2019 (in thousands):

	Real Estate	Select Express Drive Partner Program	Total Leases
2019, remainder	$15,975	$21,007	$36,982
2020	73,672	59,837	133,509
2021	71,958	35,458	107,416
2022	66,247	10,951	77,198
2023	50,034	—	50,034
Thereafter	164,305	—	164,305
Total minimum lease payments	442,191	127,253	569,444
Less: amount of lease payments representing interest	(106,220)	(15,189)	(121,409)
Present value of future minimum lease payments	335,971	112,064	448,035
Less: current obligations under leases	(37,656)	(51,219)	(88,875)
Long-term lease obligations	$298,315	$60,845	$359,160

As of September 30, 2019, the Company had additional real estate leases that had not yet commenced with aggregate future lease payments of approximately $10.7 million. These leases are expected to commence between 2019 and 2020 with lease terms of five years to seven years.

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

Noncancelable Purchase Commitments

In March 2018, the Company entered into a non-cancellable arrangement with a certain web-hosting services provider under which the Company had an obligation to purchase a minimum of $150 million worth of services from this vendor through June 2021. In January 2019, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300 million between January 2019 and December 2021, with a minimum amount of $80 million in each of the three years, on services with this vendor. The Company has made payments totaling $87.1 million under the amended arrangement as of September 30, 2019.

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

Independent Contractor Classification Matters

With regard to independent contractor classification of drivers on the Lyft Platform, the Company is regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of these drivers as independent contractors, and claims that, by the alleged misclassification, the Company has violated various labor and other laws that would apply to driver employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for the Company. For example, a new law in California, known as Assembly Bill 5, which will take effect in January 2020, codifies and extends an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill has led and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. The Company is currently involved in a number of putative class actions, individual claims both in court as well as arbitration and other matters challenging the classification of drivers on the Company’s platform as independent contractors. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. However, results of litigation and arbitration are inherently unpredictable and legal proceedings related to these driver claims, individually or in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. There have been no material changes with respect to these matters as disclosed in the Company’s Prospectus.

Unemployment Insurance Assessment

In January 2017, the Company received a notice from a certain state unemployment insurance agency of an initial determination that, during the audit period beginning October 1, 2011 through December 31, 2014, the drivers who utilized the Lyft Platform during the audit period were the Company’s employees for unemployment insurance purposes. As part of that determination, the Company received an assessment for amounts purportedly due of approximately $9.5 million. The Company submitted a petition for reassessment and appealed the determination which has not yet gone to hearing. After abating personal income tax from the assessment, the amount assessed against the Company is approximately $6.6 million as of September 30, 2019. The Company believes that the independent contractors were properly classified and plans to vigorously contest the determination. Accordingly, the Company did not record any amount related to this assessment in its condensed consolidated statements of operations.

Indirect Taxes

The Company is under audit by various domestic tax authorities with regard to indirect tax matters. The subject matter of indirect tax audits primarily arises from disputes on tax treatment and tax rates applied to the sale of the Company’s services in these jurisdictions. The Company accrues indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable and the expense is recorded to general and administrative expenses.

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

Restricted Stock Units

In March 2019, the Company’s board of directors approved the grant of 15,065,349 RSUs to certain officers, employees and consultants, effective one business day prior to the effectiveness of the IPO Registration Statement on March 28, 2019. These RSUs vest upon satisfaction of both a service-based condition and a performance condition. The service-based condition for a majority of such RSUs is satisfied over a period of four years. The performance-based condition of such RSUs was satisfied upon the effectiveness of the IPO Registration Statement on March 28, 2019. The aggregate grant-date fair value of these RSUs was $834.3 million, net of forfeitures, which was expected to be recognized over a weighted-average period of approximately two years.

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

In August 2019, the Company settled 3,771,610 RSUs for which the service-based condition was satisfied.  In connection with these settlements, the Company withheld 1,484,950 shares and remitted tax liabilities of $76.7 million on behalf of the RSU holders to the relevant tax authorities in cash.

As of September 30, 2019, the total unrecognized compensation cost related to RSUs was $1.1 billion. The Company expects to recognize this expense over the remaining weighted-average period of approximately two years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.

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

A total of 6,000,000 shares of Class A common stock were reserved for issuance under the 2019 ESPP. As of September 30, 2019, no shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
8.	Income Tax

The Company’s quarterly tax provision is based upon an estimated annual effective tax rate. The Company’s provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. The provision for income taxes consists primarily of state taxes in jurisdictions in which the Company conducts business.

The Company’s provision for income taxes was $1.9 million and $4.3 million for the three and nine months ended September 30, 2019, respectively, with an effective tax rate of (0.41)% and (0.19)%, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, with an effective tax rate of (0.20)% and (0.17)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2019 and December 31, 2018.
9.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, RSUs, restricted stock awards (“RSAs”), stock purchase rights granted under the Company’s ESPP, and early exercised stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(463,477)	$(249,161)	$(2,246,189)	$(662,403)
Weighted-average shares used in computing net loss per share, basic and diluted	294,784	21,508	203,199	20,884
Net loss per share, basic and diluted	$(1.57)	$(11.58)	$(11.05)	$(31.72)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	September 30,
	2019	2018
Redeemable convertible preferred stock (on an if-converted basis)	—	218,641
Stock options	3,881	14,115
RSUs	42,209	36,924
RSAs	125	—
ESPP	235	—
Early exercised stock options	—	2
Total	46,450	269,682

10.	Related Party Transactions

The Company purchased certain advertising-related and other services in the amount of $32.8 million during the nine months ended September 30, 2019 and $23.5 million and $65.2 million during the three and nine months ended September 30, 2018, respectively, from a company that is affiliated with a significant stockholder of the Company, which was recorded to cost of revenue and sales and marketing expenses in the condensed consolidated statements of operations based on the nature of the services. This entity ceased to be a related party in April 2019.

The Company had a vehicle rental partnership agreement with a company that was affiliated with a significant stockholder of the Company. During the nine months ended September 30, 2018, the Company paid to this related party $0.3 million in excess of the rental fees collected by the Company from drivers on behalf of this partner, which were recorded as a reduction to revenue in the condensed consolidated statements of operations. The Company did not receive any material reimbursements for marketing fees from the partner during the nine months ended September 30, 2018. This vehicle rental partnership ended in March 2018.

The Company purchased certain marketing services in the amount of $0.3 million and $1.6 million during the three and nine months ended September 30, 2019, respectively, and $0.9 million and $2.8 million during the three and nine months ended September 30, 2018, respectively, from two companies owned by a significant stockholder of the Company.

As of September 30, 2019 and December 31, 2018, approximately $2.2 million and $9.2 million, respectively, were due to these related parties, which were included in accounts payable and accrued and other current liabilities on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, approximately $0 and $0.2 million, respectively, were due from these related parties, which were included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The Company recorded revenue of $0.1 million and $1.4 million during the three and nine months ended September 30, 2019, respectively, and $0.5 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, from related parties in the condensed consolidated statements of operations.

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

Financial Results for the Three Months Ended September 30, 2019

•	Total revenue was $955.6 million, an increase of 63% year-over-year.
•

Total costs and expenses were $1.4 billion, including stock-based compensation expense of $242.2 million and insurance costs generally required under TNC and city regulations for ridesharing and bike and scooter rentals of $320.5 million, of which $86.6 million was related to changes to insurance reserves attributed to historical periods. This adverse development is largely attributable to historical auto losses that predate our relationship with our new third-party administrator for insurance claims.

•	Loss from operations was $490.9 million.
•	Net loss was $463.5 million.
•	Cash provided by operating activities was $5.7 million.
•	Cash and cash equivalents and restricted cash and cash equivalents were $685.7 million as of September 30, 2019.

Initial Public Offering

Our IPO Registration Statement was declared effective on March 28, 2019 and our Class A common stock began trading on the Nasdaq Global Select Market on March 29, 2019. Our IPO was completed on April 2, 2019 and the partial exercise of the underwriters’ option to purchase additional shares was completed on April 9, 2019. Our condensed consolidated financial statements as of September 30, 2019 and for the nine months then-ended reflect the sale by us of an aggregate of 35,496,845 shares in our IPO, including pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at the public offering price of $72.00 per share, for aggregate net proceeds to us of approximately $2.5 billion, after underwriting discounts and commissions and offering expenses, and the conversion of all outstanding shares of our redeemable convertible preferred stock into an aggregate of 219,175,709 shares of Class A common stock.

Our condensed consolidated financial statements as of September 30, 2019 and for the nine months then-ended reflect stock-based compensation expense of $1.4 billion associated with the vesting of RSUs for which the requisite service condition was met as of September 30, 2019. The liquidity event condition of RSUs granted prior to the IPO was satisfied upon the effectiveness of our IPO Registration Statement on March 28, 2019.

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

In 2018, we started to generate revenue from subscription fees paid by riders to access our network of shared bikes and single-use ride fees paid by riders to access our network of shared bikes and scooters. Revenue is earned based on the gross amounts for subscription fees or single-use ride fees paid by riders for use of our bikes and scooters, reduced by certain rider incentives we provide. Revenue from the network of shared bikes and scooters was not material for the three and nine months ended September 30, 2019 and $0 for the three and nine months ended September 30, 2018.

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

We are a principal in car rental transactions involving the Select Express Drive Partner as we become a lessee for each vehicle prior to its rental by a driver and are committed to the payment of fixed monthly amounts and other fleet operating costs. We sublease the vehicles to drivers when they are rented by drivers and, as a result, we consider ourselves to be the accounting sublessor in its arrangements with drivers. Vehicle leases with the Select Express Drive Partner are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. Sublease income (revenue) and head lease expense for our transactions involving the Select Express Drive Partner are recognized on a gross basis in the condensed consolidated financial statements. The rental revenue recognized under the Select Express Drive Partner program was $32.7 million and $76.8 million for the three and nine months ended September 30, 2019, respectively, and $19.3 million and $33.4 million for the three and nine months ended September 30, 2018, respectively.

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

Cost of Revenue

Cost of revenue primarily consists of insurance costs that are generally required under TNC and city regulations for ridesharing and bike and scooter rentals, respectively, payment processing charges, including merchant fees and chargebacks, certain direct costs related to bikes and scooters and a car rental program, hosting and platform-related technology costs, personnel-related compensation costs and amortization of technology-related intangible assets.

We plan to continue to drive an increased volume of rides and expand the reach of our platform through geographic expansion of our ridesharing marketplace and network of shared bikes and scooters, as well as through additional offerings. We expect that cost of revenue will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Operations and Support

Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, bike and scooter fleet operations support costs, driver background checks and onboarding costs, fees paid to third parties providing operations support, facilities costs and certain car rental fleet support costs.

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

Provision for Income Taxes

Our provision for income taxes consists primarily of income taxes in foreign jurisdictions and US state income taxes. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

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

Active Riders and Revenue per Active Rider

	Three Months Ended September 30,			Three Months Ended June 30,			Three Months Ended March 31,
	2019	2018	Growth Rate	2019	2018	Growth Rate	2019	2018	Growth Rate
	(in millions, except for dollar amounts and percentages)
Active Riders	22.3	17.4	28.3%	21.8	15.5	40.6%	20.5	14.2	44.0%
Revenue per Active Rider	$42.82	$33.63	27.3%	$39.76	$32.53	22.2%	$37.85	$27.89	35.7%

We define Active Riders as all riders who take at least one ride on our multimodal platform through the Lyft App during a quarter. An Active Rider is identified by a unique phone number. If a rider has two mobile phone numbers or changed their phone number and such rider took rides using both phone numbers during the quarter, that person would count as two Active Riders. If a rider has a personal and business profile tied to the same mobile phone number, that person would be considered a single Active Rider. If a ride has been requested by an organization using our Concierge offering for the benefit of a rider, we exclude this rider in the calculation of Active Riders since using the Lyft App is not required. With acquired businesses, including Motivate, only riders that have taken a ride or rented a bike or scooter through our Lyft App during the quarter will count as an Active Rider. As a result of improvements in the Company’s measurement processes, immaterial adjustments were made to historical Active Rider and Revenue per Active Rider metrics, and the figures presented above reflect such adjustments.

Other Key Business and Non-GAAP Measures and Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Growth Rate	2019	2018	Growth Rate
	(in millions, except for percentages)
Contribution(1)	$479.2	$263.2	82.1%	$1,263.0	$616.1	105.0%
Contribution Margin(1)	50.1%	45.0%		48.6%	41.4%
Adjusted EBITDA(1)	$(128.1)	$(263.2)	51.3%	$(548.2)	$(692.4)	20.8%
Adjusted EBITDA Margin(1)	(13.4%)	(45.0%)		(21.1%)	(46.6%)

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures that our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA and Adjusted EBITDA Margin facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. We expect Adjusted EBITDA and Adjusted EBITDA Margin will increase over the long term as we continue to scale our business and achieve greater efficiencies in our operating expenses.

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

The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$955.6	$585.0	$2,598.9	$1,487.1
Less: cost of revenue	(580.7)	(322.6)	(1,673.7)	(876.4)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	5.3	0.6	15.9	1.6
Stock-based compensation expense	12.1	0.2	68.7	0.4
Payroll tax expense related to stock-based compensation	0.3	—	1.7	—
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	86.6	—	251.5	3.4
Contribution	$479.2	$263.2	$1,263.0	$616.1

(1)

$86.6 million and $251.5 million of insurance expense recorded during the three and nine months ended September 30, 2019, respectively, reflect changes to reserve estimates of claims from the second quarter of 2019 and earlier periods. $3.4 million of insurance expense recorded during the nine months ended September 30, 2018 reflects changes to reserves estimates of claims from 2017 and earlier periods.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(463.5)	$(249.2)	$(2,246.2)	$(662.4)
Adjusted to exclude the following:
Interest income	(28.7)	(19.6)	(78.4)	(46.4)
Other income, net	(0.6)	(0.4)	(0.4)	(0.1)
Provision for income taxes	1.9	0.5	4.3	1.1
Depreciation and amortization	30.1	2.6	84.3	5.5
Stock-based compensation expense	242.2	2.9	1,394.9	6.5
Payroll tax expense related to stock-based compensation	3.9	—	41.8	—
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	86.6	—	251.5	3.4
Adjusted EBITDA	$(128.1)	$(263.2)	$(548.2)	$(692.4)

(1)

$86.6 million and $251.5 million of insurance expense recorded during the three and nine months ended September 30, 2019, respectively, reflect changes to reserve estimates of claims from the second quarter of 2019 and earlier periods. $3.4 million of insurance expense recorded during the nine months ended September 30, 2018 reflects changes to reserves estimates of claims from 2017 and earlier periods.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$955,598	$584,951	$2,598,890	$1,487,051
Costs and expenses
Cost of revenue	580,714	322,614	1,673,707	876,409
Operations and support	149,794	92,481	489,004	219,752
Research and development	288,272	77,168	1,229,065	204,775
Sales and marketing	163,858	241,015	619,938	584,829
General and administrative	263,820	120,348	907,842	308,974
Total costs and expenses	1,446,458	853,626	4,919,556	2,194,739
Loss from operations	(490,860)	(268,675)	(2,320,666)	(707,688)
Interest income	28,651	19,615	78,284	46,367
Other income, net	641	409	476	65
Loss before income taxes	(461,568)	(248,651)	(2,241,906)	(661,256)
Provision for income taxes	1,909	510	4,283	1,147
Net loss	$(463,477)	$(249,161)	$(2,246,189)	$(662,403)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	60.8	55.2	64.4	58.9
Operations and support	15.7	15.8	18.8	14.8
Research and development	30.2	13.2	47.2	13.7
Sales and marketing	17.1	41.2	23.9	39.3
General and administrative	27.6	20.6	34.9	20.8
Total costs and expenses	151.4	146.0	189.2	147.5
Loss from operations	(51.4)	(46.0)	(89.2)	(47.5)
Interest income	3.0	3.4	3.0	3.1
Other income, net	0.1	0.1	—	—
Loss before income taxes	(48.3)	(42.5)	(86.2)	(44.4)
Provision for income taxes	0.2	0.1	0.2	0.1
Net loss	(48.5%)	(42.6%)	(86.4%)	(44.5%)

Comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Revenue	$955,598	$584,951	63%	$2,598,890	$1,487,051	75%

Revenue increased $370.6 million, or 63%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, driven by an increase in the number of Active Riders and the revenue generated on our platform per Active Rider. Revenue increased from $585.0 million or $33.63 per Active Rider for 17.4 million Active Riders in the three months ended September 30, 2018 to $955.6 million or $42.82 per Active Rider for 22.3 million Active Riders in the three months ended September 30, 2019. The number of Active Riders increased 28.3% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to the wider market adoption of ridesharing in addition to our initiatives to attract and retain riders. Revenue per Active Rider increased 27.3% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily from increased service fees and commissions including efficiencies from Shared Rides, greater efficiency and effectiveness of driver incentives, revenue from our network of shared bikes and scooters and revenue from the Select Express Drive Partner program.

Revenue increased by $1.1 billion, or 75%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, driven by an increase in the number of Active Riders and the revenue generated on our platform per Active Rider. The number of Active Riders increased between 28.3% and 44.0% in each of the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 as compared to the same periods in 2018 primarily due to the wider market adoption of ridesharing in addition to our initiatives to attract and retain riders. We also believe the publicity and attention surrounding our IPO contributed to the increase in the number of Active Riders in the first and second quarters of 2019 as compared to the same periods in 2018. We expect that Active Rider growth on a percentage basis will continue to moderate in future periods while increasing on an absolute basis. Revenue per Active Rider increased between 22.2% and 35.7% in each of the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 as compared to the same periods in 2018 primarily from increased service fees and commissions including efficiencies from Shared Rides, greater efficiency and effectiveness of driver incentives, revenue from our network of shared bikes and scooters and revenue from the Select Express Drive Partner program.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Cost of revenue	$580,714	$322,614	80%	$1,673,707	$876,409	91%

Cost of revenue increased $258.1 million, or 80%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily due to an increase of $139.6 million in insurance costs related to ridesharing, largely driven by increases in insurance reserves related to current and historical periods as a result of updating actuarial assumptions to reflect currently available information, an increase of $36.1 million in costs associated with the expansion of our network of shared bikes and scooters, largely driven by an increase in depreciation of our fleet and related insurance costs, an increase of $23.9 million in web hosting fees to support our platform, an increase of $20.0 million in payment processing fees driven by an increase of rides on our platform, and an increase of $11.9 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement.

Cost of revenue increased $797.3 million, or 91%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was primarily due to an increase of $435.9 million in insurance costs related to ridesharing, largely driven by increases in insurance reserves related to current and historical periods as a result of updating actuarial assumptions to reflect currently available information, an increase of $86.4 million in costs associated with the expansion of our network of shared bikes and scooters, largely driven by an increase in depreciation of our fleet and related insurance costs, an increase of $68.2 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, an increase of $57.6 million in web hosting fees to support our platform, an increase of $54.1 million in payment processing fees driven by an increase of ride activities on our platform, and an increase of $50.9 million in costs related to our relationship with the Select Express Drive Partner as we expand the Express Drive Program.

Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Operations and support	$149,794	$92,481	62%	$489,004	$219,752	123%

Operations and support expenses increased $57.3 million, or 62%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to an increase of $35.3 million in costs associated with the expansion of our network of shared bikes and scooters largely driven by costs incurred in servicing and maintaining the fleet, an increase of $9.1 million in our facility-related costs driven by an increase of our real estate leases, and an increase of $8.5 million in stock-based compensation, largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement.

Operations and support expenses increased $269.3 million, or 123%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to an increase of $87.2 million in costs associated with expansion of our network of shared bikes and scooters largely driven by costs incurred in servicing and maintaining the fleet, an increase of $68.0 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, an increase of $32.9 million in personnel-related costs primarily driven by an increase in headcount to support the growth of our local operations, an increase of $28.6 million in our facility-related costs driven by an increase of our real estate leases and an increase of $24.7 million in costs related to the Select Express Drive Partner as we expand the Express Drive Program.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Research and development	$288,272	$77,168	274%	$1,229,065	$204,775	500%

Research and development expenses increased $211.1 million, or 274%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to an increase of $152.7 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, and an increase of $39.6 million in other personnel-related costs as a result of an increase in headcount to support our expanded research and development activities.

Research and development expenses increased $1.0 billion, or 500%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to an increase of $840.6 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, and an increase of $132.0 million in other personnel-related costs as a result of an increase in headcount to support our expanded research and development activities.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Sales and marketing	$163,858	$241,015	(32)%	$619,938	$584,829	6%

Sales and marketing expenses decreased $77.2 million, or 32%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was primarily due to a decrease of $55.6 million in costs associated with driver and passenger acquisition and a decrease of $17.4 million in costs driven by reduced use of driver referral and targeted rider incentive programs in our ridesharing marketplace. The decrease was also partially driven by delays of certain sales and marketing investments to the fourth quarter of 2019.

Sales and marketing expenses increased $35.1 million, or 6%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to an increase of $85.5 million in costs driven by greater use of targeted rider incentive programs in our ridesharing marketplace to increase rider loyalty and ride frequency, an increase of $65.4 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, partially offset by a decrease of $104.8 million in costs associated with driver and passenger acquisition and a decrease of $26.2 million in costs driven by reduced use of driver referral programs.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
General and administrative	$263,820	$120,348	119%	$907,842	$308,974	194%

General and administrative expenses increased $143.5 million, or 119%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to an increase of $58.3 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, an increase of $24.8 million in other personnel-related costs as a result of increased headcount to support our growth in operations and needs as a public company, an increase of $21.2 million due to an increase in legal accruals and settlements, an increase of $18.2 million in corporate insurance costs largely driven by an increase in the accrual of self-retained general business liabilities and an increase of $17.6 million in consultant and advisory costs due to overall growth in our business.

General and administrative expenses increased $598.9 million, or 194%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to an increase of $346.7 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, an increase of $75.5 million in other personnel-related costs as a result of increased headcount to support our growth in operations and needs as a public company, an increase of $58.2 million in corporate insurance costs largely driven by an increase in the accrual of self-retained general business liabilities, an increase of $39.7 million in consultant and advisory costs due to overall growth in our business, and an increase of $30.6 million due to an increase in legal accruals and settlements.

Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except for percentages)
Interest income	$28,651	$19,615	46%	$78,284	$46,367	69%

Interest income increased $9.0 million, or 46%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily driven by an increase in our cash equivalents and short-term investments balance as we invested the proceeds from our IPO.

Interest income increased $31.9 million, or 69%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was driven by an increase in our cash equivalents and short-term investments balance as we invested the proceeds from our IPO, combined with an increase in the interest rates for maturities under one year in the first and second quarters of 2019 as compared to the same periods in 2018, which resulted in a higher return on our investments.

Liquidity and Capital Resources

As of September 30, 2019, our principal sources of liquidity were cash and cash equivalents of approximately $543.9 million and short-term investments of approximately $2.6 billion, exclusive of restricted cash, cash equivalents and investments of $1.4 billion. Cash and cash equivalents consisted of institutional money market funds and certificates of deposits denominated in U.S. dollars as well as commercial paper and corporate bonds. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and a term deposit, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.

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

We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of September 30, 2019 and December 31, 2018 were $1.2 billion and $863.7 million, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(59,511)	$(147,580)
Net cash used in investing activities	(1,517,729)	(654,561)
Net cash provided by financing activities	1,556,235	851,138
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	196	(109)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(20,809)	$48,888

Operating Activities

Cash used in operating activities was $59.5 million for the nine months ended September 30, 2019. This consisted primarily of a net loss of $2.2 billion offset by non-cash stock-based compensation expense of $1.4 billion largely driven by the recognition of costs related to RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019. Additionally, there was an increase in insurance reserves and accrued and other liabilities of $848.6 million.

Cash used in operating activities was $147.6 million for the nine months ended September 30, 2018. This consisted of a net loss of $662.4 million, an increase in prepaid expenses and other assets of $56.2 million and a decrease in accounts payable of $20.3 million due to the timing of payments, partially offset by an increase in insurance reserves and accrued and other liabilities of $594.1 million.

Investing Activities

Cash used in investing activities was $1.5 billion for the nine months ended September 30, 2019, which primarily consisted of purchases of short-term investments of $4.8 billion, partially offset by proceeds from sales and maturities of marketable securities of $3.5 billion.

Cash used in investing activities was $654.6 million for the nine months ended September 30, 2018, which primarily consisted of purchases of marketable securities of $4.4 billion, partially offset by proceeds from sales and maturities of marketable securities of $3.8 billion.

Financing Activities

Cash provided by financing activities was $1.6 billion for the nine months ended September 30, 2019, which primarily consisted of proceeds from the issuance of our Class A common stock in our IPO of $2.5 billion, partially offset by taxes paid related to net share settlement of equity awards of $942.8 million.

Cash provided by financing activities was $851.1 million for the nine months ended September 30, 2018, which consisted almost exclusively of proceeds from issuances of redeemable convertible preferred stock, net of issuance costs.

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

As of September 30, 2019, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Prospectus.

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

During the nine months ended September 30, 2019, we recognized total stock-based compensation for RSUs of $1.4 billion, of which $857.2 million related to RSUs for which the service-based condition was met as of March 28, 2019. As of September 30, 2019, we have approximately $1.1 billion of unrecognized stock-based compensation expense related to our RSUs to be recognized over the remaining weighted-average period of approximately two years.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which increases lease transparency and comparability among organizations. Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. We adopted the standard on January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on our accumulated deficit as of January 1, 2019 as a result of the adoption of this standard. The condensed consolidated financial statements for the three and nine months ended September 30, 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. The adoption of the new lease standard resulted in the recognition of operating lease right-of-use assets of $285.6 million and operating lease liabilities, including operating lease liabilities — current, of $314.1 million as of January 1, 2019. In connection with the adoption of this standard, deferred rent of $28.5 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheet as of December 31, 2018, was derecognized.

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of September 30, 2019, we had unrestricted cash, cash equivalents and short-term investments of approximately $3.1 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.4 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Independent Contractor Classification Matters

With regard to independent contractor classification of drivers on our platform, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of these drivers as independent contractors, and claims that, by the alleged misclassification, we have violated various labor and other laws that would apply to driver employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. For example, a new law in California, known as Assembly Bill 5, which will take effect in January 2020, codifies and extends an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill has led and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. We are currently involved in a number of putative class actions, individual claims both in court as well as arbitration and other matters challenging the classification of drivers on our platform as independent contractors. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, results of litigation and arbitration are inherently unpredictable and legal proceedings related to these driver claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. There have been no material changes with respect to these matters as disclosed in our Prospectus.

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
•

plan for and manage capital expenditures for our current and future offerings, including our network of shared bikes and scooters or our fleet of vehicles for Lyft Rentals, our consumer vehicle rentals program, and manage our supply chain and supplier relationships related to our current and future offerings;

•

develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, Driver Centers, certain Express Drive vehicles, certain vehicles for Lyft Rentals, and autonomous vehicle technology;

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

We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $2.2 billion and $662.4 million in the nine months ended September 30, 2019 and 2018, respectively. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have previously expanded to include more asset-intensive offerings such as our network of shared bikes and scooters. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

In addition, prior to the IPO we granted RSUs to our employees and directors, which vested upon the satisfaction of both a time-based condition and a performance-based condition. The time-based condition for a majority of such RSUs is satisfied over a period of four years. The performance-based condition of such RSUs was satisfied upon the effectiveness of our IPO Registration Statement. Prior to December 31, 2018, no stock-based compensation expense had been recognized for such RSUs because a qualifying event was not probable. In the quarter ended March 31, 2019, we began recording stock-based compensation expense based on the grant-date fair value of the RSUs using the accelerated attribution method because the satisfaction of the performance condition became probable. During the nine months ended September 30, 2019, we recorded $1.4 billion of cumulative stock-based compensation expense, which almost exclusively related to RSUs, and we have an additional $1.1 billion of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately two years. Stock-based compensation expense related to RSUs and other outstanding equity awards may continue to be a significant expense in future periods.

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

Our main ridesharing competitors in the United States and Canada include Uber, Via and Gett (Juno). Our main competitors in the bike and scooter sharing market include Uber (Jump), Lime and Bird. We also compete with certain non-ridesharing TaaS network companies and taxi cab and livery companies as well as traditional automotive manufacturers, such as BMW, which have entered the TaaS market.

Additionally, there are other non-U.S.-based TaaS network companies that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Apple, Baidu, Uber, Argo AI, and Zoox as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.

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
•

our ability to develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, Driver Centers, certain Express Drive vehicles, certain Lyft Rentals vehicles and autonomous vehicle technology;

•

changes mandated by, or that we elect to make, to address, legislation, regulatory authorities or litigation, including settlements, judgments, including those related to the classification of drivers on our platform, injunctions and consent decrees;

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

If we fail to cost-effectively attract new riders, or to increase utlization of our platform by our existing riders, our business, financial condition and results of operations could be harmed.

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

We rely substantially on our wholly-owned subsidiary and deductibles to insure our auto-related risks and on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.

From the time a driver becomes available to accept rides in the Lyft Driver App until the rider is dropped off at their destination, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including bodily injury, property damage and uninsured and underinsured motorist liability. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. Our insurance subsidiary reinsures a portion of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of September 30, 2019 and December 31, 2018 were $1.2 billion and $863.7 million, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected.

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

We rely on a limited number of third-party insurance service providers for our auto-related insurance claims, and if such providers fail to service insurance claims to our expectations or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party insurance service providers to service our auto-related claims. If any of our third-party insurance service providers fails to service claims to our expectations, discontinues or increases the cost of coverage or changes the terms of such coverage in a manner not favorable to drivers or to us, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms in an acceptable time frame or at all. If we cannot find alternate third-party insurance service providers on terms acceptable to us, we may incur additional expenses related to servicing such auto-related claims using internal resources. In the future, we may explore the possibility of selling portions of retained insurance risk to third-parties. This may cause us to incur additional expenses in the total cost of this risk.

Any negative publicity related to any of our third-party insurance service providers could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation and background checks are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

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

Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, a new law in California, known as Assembly Bill 5, which will take effect in January 2020, codifies and extends an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill has led to and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. Additionally, from time to time we invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations, particularly those related to the ridesharing industry. These activities may not be successful, and any negative outcomes could adversely affect our business, financial condition and results of operations.

Our industry is relatively nascent and is rapidly evolving and increasingly regulated. We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on or attempted to ban ridesharing. For example, in August 2018, the City of New York imposed a maximum limit on new vehicle licenses for drivers permitted to drive on certain ridesharing platforms, including ours. In December 2018, the New York City Taxi & Limousine Commission adopted rules governing minimum driver earnings and driver utilization applicable to our ridesharing platform, as well as certain other ridesharing platforms. In January 2019, we filed an Article 78 Petition through two of our subsidiaries challenging these rules before the Supreme Court of the State of New York, which was denied in May 2019; in June 2019, we filed a notice of appeal. The application and interpretation of these rules has, on average, increased the cost to riders on our platform in the New York City area and could adversely affect our competitive position and results of operations. In August 2019, the New York City Taxi & Limousine Commission adopted further rules governing utilization applicable to our ridesharing platform and certain other ridesharing platforms that could also adversely affect our competitive position and results of operation. In October 2019, we filed an Article 78 Petition along with two of our subsidiaries challenging these rules before the Supreme Court of the State of New York. Other jurisdictions in which we currently operate or may want to operate could follow suit. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.

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

We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, a new law in California, known as Assembly Bill 5, which will take effect in January 2020, codifies and extends an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill has led to and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:

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

We have been involved in numerous legal proceedings related to driver classification. We are currently involved in several putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorney General Act, several multi-plaintiff actions and several thousand individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in California, Oregon, Wisconsin, Illinois and New Jersey. In addition, we settled a putative class action filed by Patrick Cotter in September 2013 in the U.S. District Court, Northern District of California, asserting various wage-and-expense-related claims against us for $27 million. In 2018, we also settled a putative class action filed by Alex Zamora and Rayshon Clark in the U.S. District Court, Northern District of California, alleging that we misclassified drivers as independent contractors and misled drivers in violation of the California Labor Code in violation of the Unfair Competition Law, among other allegations against us, for $1.95 million. In 2019, we reached an agreement to resolve a putative class action filed by Stephen McFadyen in California Superior Court, County of Los Angeles, alleging that we misclassified drivers as independent contractors and other claims, for $5.95 million, subject to final approval by the court. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.

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

While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. We have also launched, and may in the future launch, certain changes to the rates and fee structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. While we do and will attempt to set prices and pricing packages based on our prior operating experience and driver and rider feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Driver Hubs, Driver Centers, Express Drive program and Lyft Rentals, our consumer vehicle rentals program, factors such as maintenance, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.

If we are unable to efficiently grow and further develop our network of shared bikes and scooters, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.

While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in May 2019 the San Francisco Municipal Transit Authority (“SFMTA”) opened a public permit application process for bike share operators in violation of our exclusive right to operate a bike share program in San Francisco’s public rights-of-way. In June 2019, we filed an action for injunctive and declaratory relief through one of our subsidiaries to protect its negotiated right to exclusivity for a bike share program and, in July 2019, the court granted a preliminary injunction preventing the SFMTA from issuing any permits in violation of those exclusive rights. A negative determination in this ongoing litigation or in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations; other jurisdictions in which we currently hold, or may in the future hold, exclusive rights to operate could follow suit in issuing permits in violation of such exclusive rights or in making a determination that we do not hold exclusive rights to operate. Additionally, we may from time to time be denied permits to operate our bike share program or scooter share program in certain jurisdictions. While we do not expect any individual region to have a material impact, these denials in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of shared bikes and scooters, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.

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

We incur significant costs related to the design, purchase, sourcing and operations of our network of shared bikes and scooters and we expect to continue incurring such costs as we expand our network of shared bikes and scooters. The prices and availability of bikes and scooters and related products may fluctuate depending on factors beyond our control including market and economic conditions, tariffs, changes to import or export regulations and demand. Substantial increases in prices of these assets or the cost of our operations would increase our costs and reduce our margins, which could adversely affect our business, financial condition and results of operations. Further, customs authorities may challenge or disagree with our classifications or valuation of imports. Such challenges could result in tariff liabilities, including tariffs on past imports, as well as penalties and interest. Although we have reserved for potential payments of possible tariff liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.

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

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate or growth in demand for our offerings may slow over time.

We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2018 and 2017, our revenue was $2.2 billion and $1.1 billion, respectively, representing a 103% growth rate from 2017 to 2018. In the nine months ended September 30, 2019 and 2018, our revenue was $2.6 billion and $1.5 billion, representing a 75% growth rate. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates will slow in future periods due to a number of reasons, which may include slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

Since 2012, we have experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future. For example, the number of our full-time employees has increased from 1,469 as of December 31, 2016, to 5,380 as of September 30, 2019, and the number of Active Riders has increased from 7.0 million for the quarter ended December 31, 2016, to 22.3 million for the quarter ended September 30, 2019. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.

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

We rely on third-party vehicle rental partners for our Express Drive program, and if we cannot manage our relationships with such third parties and other risks related to our Express Drive and Lyft Rentals program, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party vehicle rental partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable timeframe. Similarly, in the event that vehicle manufacturers issue recalls affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. For example, in September 2019, it was announced that GM would issue a recall affecting the 2018 Chevy Malibu, which would affect a moderate portion of the fleet provided by Lyft’s rental partners. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ or Lyft’s fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. Under an arrangement with a third-party partner, we are required to pay the third-party partner potential shortfalls between the fleet operating costs, which include lease payments and potential excess mileage, and rental fees collected from drivers. If we are unable to manage these higher costs and minimize these shortfalls, we may update the pricing methodologies related to our Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers and riders.

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

We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and we may make material adjustments to our processes for calculating our metrics in order to enhance accuracy, because better information becomes available or other reasons, which may result in changes to our metrics. The estimates and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then the trading price of our Class A common stock and our business, financial condition and results of operations could be adversely affected.

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

Our ability to attract and retain qualified drivers and riders is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our platform depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride, leaving something in a driver’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. Our number of Active Riders has increased from 7.0 million for the quarter ended December 31, 2016 to 22.3 million for the quarter ended September 30, 2019. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. If we grow our international rider base and the number of international drivers on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.

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

Historically, we have funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future would result in increased fixed obligations and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

We face intense competition for highly skilled personnel, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified personnel. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees have received and may continue to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.

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

Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or intellectual property. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. The laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States and effective intellectual property protections may not be available or may be limited in foreign countries. As we expand our international activities, our exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international operations. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. We also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.

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

We have expended and intend to expend substantial funds in connection with the tax withholding liabilities that arise upon the settlement of RSUs, which may have an adverse effect on our financial condition and results of operations. We may also implement “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.

We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the settlement of RSUs. Since the initial settlement date for the RSUs that vested upon the effectiveness of our IPO Registration Statement, we have withheld shares and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. Since December 31, 2018, we have expended a total of approximately $716.4 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.

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

In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. For example, on November 6, 2018, voters in San Francisco approved “Proposition C,” which authorizes San Francisco to impose additional taxes on businesses in San Francisco that generate a certain level of gross receipts. Such taxes may adversely affect our financial condition and results of operations.

We are subject to non-income taxes, such as payroll, sales, use, value-added and goods and services taxes in the United States and various foreign jurisdictions, and we may face indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities have raised and may continue to raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage drivers and riders from utilizing our offerings or could otherwise harm our business, financial condition and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.

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

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 26.52% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chairman of our board of directors, holds approximately 17.71% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of October 30, 2019 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of October 30, 2019.

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
•

volatility in the trading prices and trading volumes of technology stocks generally, or those in our industry, including fluctuations unrelated or disproportionate to the operating performance of those technology companies;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	sales of shares of our Class A common stock by us or our stockholders, as well as the perception that such sales could occur;
•

failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new offerings or platform features;
•	investor sentiment and the public’s reaction to our press releases, other public announcements and filings with the SEC, or those of our competitors or others in our industry;
•	rumors and market speculation involving us or other companies in our industry;
•	short selling of our Class A common stock or related derivative securities;
•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses, services or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

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

Sales of substantial amounts of our Class A common stock, or the perception that such sales could occur, could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock.

Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

Sales of our Class A common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

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

None.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL

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

LYFT, INC.

Date:	November 4, 2019	By:	/s/ Logan Green
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2019	By:	/s/ Brian Roberts
Chief Financial Officer
(Principal Financial Officer)