Form 10-K
period 2019-12-31
Lyft, Inc.
filed 2020-02-28
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38846

Lyft, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8809830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

185 Berry Street, Suite 5000 San Francisco, California	94107
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 250-2773

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.00001 per share	LYFT	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 28, 2019, the last business day of its most recently completed second fiscal quarter, was $14.1 billion based on the closing sales price of the Registrant’s Class A common stock on that date.
On February 21, 2020, the Registrant had 297,836,880 shares of Class A common stock and 8,802,629 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, capital expenditures, our ability to determine insurance, legal and other reserves and our ability to achieve and maintain future profitability;
•the sufficiency of our cash, cash equivalents and short-term investments to meet our liquidity needs;
•the demand for our platform or for Transportation-as-a-Service networks in general;
•our ability to attract and retain drivers and riders;
•our ability to develop new offerings and bring them to market in a timely manner and update and make enhancements to our platform;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our expectations regarding outstanding and potential litigation, including with respect to the classification of drivers on our platform;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to the classification of drivers on our platform, taxation, privacy and data protection;
•our ability to manage and insure risks associated with our Transportation-as-a-Service network, including auto-related and operations-related risks, and our expectations regarding estimated insurance reserves;
•our expectations regarding new and evolving markets and our efforts to address these markets, including autonomous vehicles and bikes and scooters as well as Express Drive, Driver Centers and Lyft Rentals;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to successfully acquire and integrate companies and assets; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I
Item 1. Business.
Our Mission
Improve people’s lives with the world’s best transportation.
Overview
Lyft started a movement to revolutionize transportation. In 2012, we launched our peer-to-peer marketplace for on-demand ridesharing and have continued to pioneer innovations aligned with our mission. Today, Lyft is one of the largest and fastest-growing transportation networks in the United States and Canada.
We believe that cities should be built for people, not cars. Mass car ownership in the twentieth century brought unprecedented freedom to individuals and spurred significant economic growth. However, in the process, city infrastructure became overwhelmingly devoted to cars. Roads and parking lots have replaced too much green space. Mass car ownership strains our cities and reduces the very freedom that cars once provided. Car ownership has also economically burdened consumers and can equate to a substantial portion of a household’s transportation spend despite the average car being parked and unused a majority of the time.
Consumers are seeking better ways to get around. They have grown accustomed to the convenience and immediacy of the on-demand economy and expect their experiences to be more simple and enjoyable. Existing transportation options have failed to meet this shift in consumer demand, creating the opportunity for a better solution.
We believe that the world is at the beginning of a shift away from car ownership to Transportation-as-a-Service (“TaaS”). Lyft is at the forefront of this massive societal change. Our ridesharing marketplace connects drivers with riders in cities across the United States and in select cities in Canada. We believe that our ridesharing marketplace allows our riders to use their car less and offers a viable alternative to car ownership while providing drivers on our platform the freedom and independence to choose when, where, how long and on what platforms they work. As this evolution continues, we believe there is a massive opportunity for us to improve the lives of our riders by connecting them to more affordable and convenient transportation options.
We are laser-focused on revolutionizing transportation and continue to lead the market in innovation. We have established a scaled network of users that is brought together by our robust technology platform that powers millions of rides and connections every day. We leverage our technology platform, the scale and density of our user network and insights from our increasing number of rides to continuously improve our ridesharing marketplace efficiency and develop new offerings. For example, we pioneered Shared Rides, providing lower-cost rides to riders traveling similar routes while improving the efficiency of our network. In 2018, we were the first to launch a publicly-available commercial autonomous offering in the United States.
Today, our offerings include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters for shorter rides and first-mile and last-mile legs of multimodal trips, information about nearby public transit routes, and Lyft Rentals to offer riders an extensive view of transportation options when planning any trip. We believe our transportation network offers a viable alternative to car ownership. We anticipate the demand for our offerings will continue to grow as more and more people discover the convenience, experience and affordability of using Lyft.
To advance our mission, we aim to build the defining brand of our generation and to promote a company culture based on our unique values and commitment to social responsibility. We believe that our brand represents freedom at your fingertips: freedom from the stresses of car ownership and freedom to do and see more. In addition, we have three core values: 1) Be yourself, 2) Uplift others and 3) Make it happen. These values have given rise to a unique company culture that fosters an amazing community of drivers, riders and employees, and have helped establish Lyft as a widely-trusted and recognized brand. We believe many users are loyal to Lyft because of our values, brand and commitment to social responsibility.
Our values, brand, innovation and focused execution have driven significant growth in revenue and the number of users on our platform. As ridesharing becomes more mainstream, we believe that users are increasingly choosing a ridesharing platform based on brand affinity and value alignment. For the quarter ended December 31, 2019, we had 22.9 million Active Riders.

Lyft’s Market Opportunity
Transportation is a massive market. Transportation costs are a substantial expenditure for every household, often more than healthcare and entertainment expenditures. We believe we are still in the very early phases of capturing this massive opportunity as rideshare represents a small percentage of vehicle miles travelled. We also believe that we have a significant incremental opportunity to address transportation spend by businesses and organizations. Our market opportunity today includes transportation spend in the United States and Canada. In the transportation ecosystem, we are one of only two companies that have established a TaaS network at scale across the United States.
Changes in society and the transportation industry are catalyzing a complete transformation of the massive transportation market:
•Consumers increasingly value accessibility and experiences over ownership
•Rise of on-demand services, specifically within the younger demographic
•Greater affinity towards mission-driven brands
•Increased demand for flexible work opportunities
•Emergence of new modes of transportation, such as our network of shared bikes and scooters
•Development of autonomous vehicles

The Lyft Solution
Our Transportation Network
Our transportation network offers riders seamless, personalized and on-demand access to a variety of mobility options.

Lyft Transportation Network

Modes
Lyft
Shared
Shared Saver
Lux
Lux Black
XL
XL Black
Ridesharing Marketplace
Scooters
Bikes
Bikes & Scooters
Transit
Public
Open Platform
Autonomous
Lyft Rentals
Rental Cars
User Network
Drivers
Riders

Our transportation network is comprised of:
•Ridesharing Marketplace. Our core offering since 2012 connects drivers with riders who need to get somewhere. The scale of our network enables us to predict demand and proactively incentivize drivers to be available for rides in the right place at the right time. This allows us to optimize earning opportunities for drivers and offer convenient rides for riders, creating sustainable value to both sides of our marketplace. Our ridesharing marketplace connects drivers with riders in cities across the United States and in select cities in Canada.

•Bikes and Scooters. We have a network of shared bikes and scooters in a number of cities to address the needs of riders who are looking for options that are more active, usually lower-priced, and often more efficient for short trips during heavy traffic. These modes can also help supplement the first-mile and last-mile of a multimodal trip with public transit.
We utilize data-driven insights to improve our network of shared bikes and scooters. For our offering, we use data science and real-time analytics to understand and predict rider behavior and bike and scooter movement. This informs the on-the-ground teams that support our operations. Our platform technology helps us optimize bike and scooter distribution and rebalancing, which helps reduce operational costs, maximize availability and improve the rider experience.
Lyft bikes are standard and electric pedal-assist bicycles. Riders use the Lyft App, a dedicated program-specific partner app, key fobs, station kiosks, or local transit cards, where applicable, to access the network. Through our acquisition of Motivate in 2018, we believe we operate the largest bike sharing platform in the United States and are well-positioned to lead sustainable mobility in the markets we serve. This platform brings expertise in managing bike share systems in partnership with cities and local governments across the country, currently operating in nine major cities across the United States. Lyft has exclusive city partnerships in a majority of locations where we operate a bike share program including New York City, the San Francisco Bay Area, Chicago and Boston.
Riders can access Lyft scooters via our Lyft App in nine major cities in the United States. When in a service area, riders can see available scooters nearby. They can reserve a scooter ahead of time or use the Lyft App to scan the QR code on a nearby scooter to begin a ride.
•Public Transit. Available in select cities, our Transit offering integrates third-party public transit data into the Lyft App to offer riders a robust view of transportation options around them and allows them to see transit routes to their destinations. Providing real-time public transit information is another step toward providing effective, equitable and sustainable transportation to our communities, and creating a more seamless and connected transportation network. We do not monetize our Transit offering, but it is designed to increase engagement with our platform. We are providing Transit products in eight major cities.
•Autonomous Vehicles. We have a number of strategic partnerships that offer access to autonomous vehicles including Waymo and Aptiv. Our Open Platform partnership with Aptiv has enabled the commercial deployment of a fleet of autonomous vehicles on our platform in Las Vegas. We have facilitated over 100,000 rides in Aptiv autonomous vehicles with a safety driver since January 2018.
•Lyft Rentals. In 2019, we began to test car rentals for riders. This offering is in addition to Express Drive which is our flexible car rentals program for drivers who want to drive using our platform but do not have access to a vehicle that meets our requirements. Lyft Rentals is being offered to riders in two metropolitan areas and offers an attractive option for users who have long-distance trips, like a weekend away.
We have established one of the largest transportation networks in the United States and Canada with 22.9 million Active Riders for the quarter ended December 31, 2019. While network scale is important, we recognize that transportation happens locally. We currently operate in over 300 markets across the United States and Canada, each with its own unique user network. Our dynamic platform adjusts to the specific attributes of each market on a real-time basis.
Drivers
The drivers on our platform are active members of their communities. They are parents, students, business owners, retirees and everything in between. We work hard to serve the community of drivers on our platform, empowering them to be their own bosses and providing them the opportunity to focus their time on what matters most. Key benefits to drivers on our platform include:
•We offer drivers the flexibility to generate income on their own schedule, so they can best prioritize what is important in their lives.
•Our predictive technology around ride volume and demand enables us to share key information with drivers about when and where to drive in order to maximize their earnings on a real-time basis.
•We procure insurance that helps protect transportation network company (“TNC”) drivers against financial losses related to automobile accidents while on the platform. We also provide drivers support in emergency situations and accidents.
•To help us uphold high community standards, we give both drivers and riders the opportunity to rate each other after a ride. If a rider is rated three stars or below, Lyft reviews the situation and contacts the driver if necessary to follow up on the ride experience.
•All transactions are processed through our platform, so drivers do not need to worry about carrying cash.

•Our Driver Hubs and certain field locations in major cities serve as gathering places and offer in-person support and a personal connection to Lyft employees. In addition, drivers have access to 24/7 support and earnings tools as well education resources and other support to meet their personal goals.
Riders

We care deeply about the riders on our platform and work to build long-term relationships with them by:

•developing simple, elegant and intuitive solutions;
•focusing intensely on the user experience, including soliciting feedback and following up if necessary on the ride experience;
•engendering a sense of mutual respect and fair treatment; and
•promoting trust and safety within our network.
We believe this approach fuels our word-of-mouth referrals and reinforces our community’s desire to use Lyft over alternatives. Our network continues to grow with Active Riders increasing 23% in the fourth quarter of 2019 compared to the same period in 2018.
Our riders are as diverse and dynamic as the communities we serve. They represent all adult age groups and backgrounds and use Lyft to commute to and from work, explore their cities, spend more time at local businesses and stay out longer knowing they can get a reliable ride home. For our ridesharing marketplace, riders are passengers who request rides from drivers. For bikes, scooters and consumer car rentals, riders are the renters of a shared bike, scooter or automobile.
We work hard to provide our riders with a quality experience every time they open the Lyft App, in order to earn the right to have Lyft be their transportation network of choice. Key benefits to our riders include:
•Selection and Convenience. We designed the Lyft App with a focus on simplicity, efficiency and convenience. Riders enter their destination and are then presented with a range of transportation options to select from based on their needs and preferences. Our proprietary technology efficiently matches riders with drivers through advanced dispatching algorithms providing faster arrival times, localized pricing and maximum availability. We continuously aim to reduce friction in the booking process with features like “one tap ride” so riders can enter their destinations quickly. Additional modes, such as bikes and scooters, offer riders more options for shorter trips. The more rides that are taken on our platform, the better we are able to offer our riders personalized experiences most suitable to the trip being planned.
•Availability. We strive to ensure that riders can get a ride when they want one. We leverage our proprietary dispatch platform and data to help drivers and riders connect efficiently and reduce wait times. Our machine learning algorithms continuously train our optimization models and dynamically incentivize drivers to be on our platform when and where riders are seeking transportation. We are also expanding our recently introduced network of shared bikes and scooters. The high availability of our platform and the breadth of our offerings have made us the preferred transportation network for millions of riders.
•Affordability. Our platform empowers riders to choose from a broad set of transportation options to easily optimize for cost, comfort and time. For our ridesharing marketplace, riders are presented with upfront estimated prices prior to taking the trip so they can anticipate the total cost. We also introduced lower-cost options for riders to get around in select cities, including Shared and Shared Saver Rides, a network of shared bikes and scooters and Transit with affordability in mind.
•Trust and Safety. Since day one, we have worked continuously to improve the safety of our platform and the ridesharing industry by developing innovative products, policies and processes. Before giving a ride on the Lyft platform, all driver-applicants are screened for disqualifying criminal offenses and driving incidents. All approved Lyft drivers are also required to complete mandatory Community Safety Education. We conduct continuous criminal monitoring which provides Lyft with daily monitoring and immediate notification of any disqualifying criminal convictions and driving infractions. Any driver who does not meet applicable regulations and our internal safety criteria on both the annual and continuous screenings is barred from our platform. During the ride, we have designed numerous safety features into the Lyft experience.
◦Share Route, which allows riders to share their location with family and friends;
◦Emergency access to 911 within the app;
◦Smart Trip Check-In (which we expect to roll out in the near future): in some cases, if we notice your ride has stopped too soon or for an unusual amount of time Lyft will ask drivers and riders if they need support and, if necessary, give the option to request emergency assistance;
◦Partnership with ADT, where pilot users are able to signal to ADT that they are in need of assistance;
◦In-app photos of the driver and vehicle, with license plate numbers and vehicle information;

◦Real-time ride tracking;
◦Digital receipts; and
◦Two-way rating system with mandatory secondary feedback. If a driver is rated four stars or below, Lyft obtains detailed feedback, reviews the situation, and follows up if necessary on the ride experience.
◦We have also announced a new, enhanced identity verification process, which combines driver's license verification and photographic identity verification to prevent identity fraud on our platform.
Our Technology Infrastructure and Operations
We organize our product teams with a full-stack development model, integrating product management, engineering, analytics, data science and design. We focus on affordability, reliability, efficiency, optimization and cohesion when developing our software. Our offerings are mobile-first and platform agnostic. We seek to continuously improve our platform and the Lyft App. Our offerings are built on a scalable technology platform that enables us to manage peaks in demand.
We have a commercial agreement with AWS for cloud services provided by AWS to help deliver and host our platform. As a result of our partnership, we believe we are more resilient to surges in demand on our platform or product changes we may introduce. Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after March 31, 2022, and only after complying with certain advance notice requirements. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. We committed to spend an aggregate of at least $300 million between January 2019 and December 2021 on AWS services. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference. We pay AWS monthly, and we may pay more than the minimum purchase commitment to AWS based on usage.
We designed our platform with multiple layers of redundancy to guard against data loss and deliver high availability. Incremental backups are performed hourly or more frequently and full backups are performed daily. In addition, as a default, redundant copies of content are stored independently in at least two separate geographic regions and replicated reliably within each region. We are also investing in iterating and continuously improving our data privacy and security foundation and continually review and implement the most relevant policies.
Our Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in ridesharing, autonomous vehicle technology, telecommunications, networking and other technologies relevant to our business. As of December 31, 2019, we held 248 issued U.S. patents and had 348 U.S. patent applications pending. We also held 36 issued patents in foreign jurisdictions and had 161 applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other countries to the extent we determine appropriate and cost-effective. We also have common law rights in some trademarks. In addition, we have registered domain names for websites that we use in our business, such as www.lyft.com and other variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. For additional information, see the sections titled “Risk Factors—Risks Related to Our Business and Industry—Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business” and “Risk Factors—Risks Related to Our Business and Industry—Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.”

Our Growth Strategy
Transportation is a massive market. We are in the very early phase of capturing this large opportunity. Our key growth strategies include our plans to:
•Increase Our Use Cases. We continuously work to extend our offerings to make Lyft the transportation network of choice across an expanding range of use cases. We offer products to simplify travel decision-making and expand the potential uses for our platform, such as subscription plans including Lyft Pink, commuter services, first-mile and last-mile services and university safe rides programs. We also provide centralized tools and enterprise transportation solutions tailored to businesses, such as our Concierge offering, which enables organizations to manage the transportation needs of their customers, employees and constituents.
•Grow Our Rider Base. We see opportunities to continue to grow our rider base. We intend to drive organic adoption in our rider base by continuing to make investments in our brand and growth marketing to increase consumer awareness. We also may offer discounts for first time riders to try Lyft and incentives for existing drivers and riders to refer new riders, and we plan to continue to add density to our ridesharing marketplace by attracting and retaining drivers to our platform to further improve the rider experience. Additionally, we are expanding our platform coverage beyond the geographies and markets we currently serve. We also believe we will benefit from demographic trends, such as the growing percentage of the population who are born as digital natives accustomed to on-demand and shared offerings.
•Expand Our Transportation Offerings. We continue to make Lyft an everyday experience for riders through our transportation network designed to address a wide range of mobility needs. For example, in 2018 we launched a network of shared bikes and scooters and will continue to supplement and scale modes in order to offer riders more transportation options. We also launched Shared Saver in 2019, which offers our riders the option to walk a short distance for our most affordable ride offering to date. More recently we added Lyft Rentals in two cities to add an attractive daily option for users planning to travel longer distances. By expanding our transportation offerings, we can offer riders options that best fit their criteria directly from the Lyft App, which increases rider engagement.
•Grow Our Share of Rider Transportation Spend. As we continue to increase rider loyalty to our brand and expand our use cases and the breadth of our multimodal offerings, we believe we will also increase our share of rider transportation spend. For example, a rider may start using our ridesharing offering for a night out and then choose Lyft again for travel to the airport. Once they have experienced the reliability and convenience of Lyft, they may incorporate Shared Rides into their daily commute, rent one of our shared bikes or scooters for shorter rides or when connecting to public transit, and rent one of our Lyft Rentals vehicles for long-distance trips, like a weekend away. We are also investing to increase our share of more valuable rides to grow our share of rider transportation spend. In addition, usage of our platform typically increases over time.
•Increase Value to the Driver Community. We strive to provide the best and most fulfilling economic opportunities for the community of drivers on our platform. We continuously seek to launch and improve programs and initiatives that enhance the driver experience on our platform. Our Express Drive program, which connects drivers with rental cars, continued to grow in 2019. We continue to invest in this program and expect that our acquisition of Flexdrive, one of our longstanding Express Drive partners, will improve our offering for drivers. We are also investing in Driver Centers and related partnerships that can offer affordable and convenient vehicle maintenance to the driver community. In addition to helping drivers access and maintain vehicles, we are committed to delivering innovative solutions that offer drivers fast and affordable access to their earnings. For example, we were the first ridesharing company to offer instant payouts to drivers through the Lyft App when we launched Express pay in 2015. In 2019, we further improved access to driver earnings by launching Lyft Direct, our no-fee bank account and debit card for drivers that allows drivers to receive payment instantly after every ride. We believe that our efforts to improve the driver experience allows us to increase driver satisfaction and loyalty to Lyft.
•Invest in Technology to Strengthen Our Network and Increase Efficiency. Our investments in proprietary technologies and predictive analytics leverage insights derived from the rich set of data generated by our platform. These investments allow us to deliver an affordable, convenient and high-quality experience for our riders and increase the earnings of drivers. Our investments in mapping, routing, payments, in-app navigation and matching technologies are key to integrating technology and leveraging data science into our platform in order to increase the efficiency of our platform and improve safety. In addition, we are investing in autonomous technology, which we believe will be a critical part of the future of transportation.
•Pursue M&A and Strategic Partnerships. In November 2018, we acquired Motivate, the largest bike sharing platform in the United States at the time and, from time to time, we have made other acquisitions of businesses and technologies. We will continue to selectively pursue acquisitions that contribute to the growth of our current business, help us expand into adjacent markets or add new capabilities to our platform. We believe drivers and riders on our platform will also benefit from a broader partner ecosystem that expands our marketing and loyalty programs and employee ride solutions. We have built strong relationships with transportation suppliers, state and local governments and technology solutions providers. We intend to continue to pursue acquisitions and partnerships that contribute to our growth.

Our Brand and Marketing

We aim to build the defining brand of our generation. We believe that our brand represents freedom at your fingertips: freedom from the stresses of driving and car ownership and freedom to do and see more. Our unique values and culture are reflected in our brand. We drive awareness of our brand through our marketing efforts, which highlight our offerings, the simplicity of our user experience and our commitment to community, and we also benefit from the evangelism by our users.
Values and Culture
Building community and having a positive local impact is fundamental to who we are. We approach working with our partners, cities and municipalities in a collaborative manner and seek to establish mutually beneficial relationships based on trust, respect and a common objective of improving people’s lives by improving transportation.
Millions of people lack access to basic needs because they can’t get a ride. Through our LyftUp initiative, we’re working to make sure everyone has access to affordable, reliable transportation to get where they need to go — no matter their age, income, or zip code.
This vision has been core to our business from the start. We believe more than 40% of Lyft rides start or end in low-income areas. In a number of cities, our riders can now find public transit, shared rides, bikes, and scooters all in the same app. Every day, Lyft helps unlock access for millions of people — providing a crucial entry point for upward mobility.
We built LyftUp to account for those still left behind. LyftUp aims to bridge some of the most serious outstanding transportation gaps. Through LyftUp, we partner with leading nonprofit organizations to provide free and discounted car, bike, and scooter rides to individuals and families in need.
Our five primary programs are:
•Grocery Access - rides to/from the grocery store for families living in areas without sufficient grocery store access;
•Jobs Access - rides to/from job interviews, job trainings, and the first few weeks of a new job;
•Voting Access - free and discounted rides to the polls;
•Disaster Response - rides to access vital services leading up to and in the wake of disasters and other local emergencies; and
•Bikeshare Access - discounted bikeshare memberships for eligible applicants who qualify for federal/state/local assistance programs, and free passes to thousands of young people ages 16 to 20 years old.
All of this work directly ties back to Lyft's mission of improving people's lives with the world's best transportation, and we're proud to work with amazing community partners to bring these programs to life.
Lastly, Lyft was founded on the belief that technology will enable us to dramatically reduce carbon emissions from the transportation system. In 2019, we launched electric vehicles through our Express Drive rental program, and we now offer several lower-carbon modes in the Lyft App: shared rides, bikes, scooters, and transit.
Brand Marketing
Our marketing efforts are designed to educate people about Lyft in creative and memorable ways, generating brand awareness among potential drivers and riders.
•Lyft-Produced Content. Lyft will produce content and post on various platforms, such as Undercover Lyft where celebrities are disguised as drivers.
•Popular Culture. Ad placement in pop culture such as television series and movies.
•Marketing Partnerships. We have marketing partnerships with leading brands, such as J.P. Morgan (Chase), Delta Air Lines, Hilton, and Walt Disney Parks & Resorts.
•Local Events. Our goal in sponsoring local events is to boost brand awareness at locally relevant times and use cases.
•Outdoor Advertising. To build unaided awareness, we have outdoor billboard campaigns in key markets.
•Specialty Modes. In select markets, riders may experience specialty or promotional ride modes for local events and organizations.

•Lyft Amp. Lyft Amps are bright, oval-shaped devices that sit on certain drivers’ dashboards which enhance the user experience, boost our brand awareness, and help promote safety. Amps assist rider identification of their driver’s vehicles and also display a personalized greeting and ETA during non-Shared Rides to inform riders of the estimated time to their destination.
Performance Marketing
We use a variety of channels to drive adoption of our platform and maintain driver and rider loyalty. We use specific channels and initiatives that enable us to measure the impact of our marketing spend. We currently attract new drivers and riders through a variety of marketing channels, including referrals, affiliate programs, partnerships, display advertising, radio, video, social media, email, search engine optimization and keyword search campaigns. After signup, we continue to engage riders through a variety of initiatives, such as promotions, emails and in-app notifications.
Our Proprietary Data-Driven Technology Platform
Our robust technology platform powers the millions of rides and connections that we facilitate every day and provides insights that drive our platform in real-time. We leverage historical data to continuously improve experiences for drivers and riders on our platform. Our platform analyzes large datasets covering the ride lifecycle, from when drivers go online and riders request rides, to when they match, which route to take and any feedback given after the rides. Utilizing machine learning capabilities to predict future behavior based on many years of historical data and use cases, we employ various levers to balance supply and demand in the marketplace, creating increased driver earnings while maintaining strong service levels for riders. We also leverage our data science and algorithms to inform our product development, such as the introduction of Lyft Pink.
Ridesharing Marketplace Efficiency
During the matching process, we leverage our proprietary dispatch platform and data to help drivers and riders connect efficiently. Factors such as distance, destination, route, traffic and travel time contribute to determining both driver to rider matching as well as rider-to-rider matching for Shared and Shared Saver Rides. Prior to a match, we give drivers a simple, reliable signal about where to drive and often an incentive to increase earnings. We also focus on providing predictable, competitive and sustainable prices that optimize value for our riders as well as help increase conversion. Our machine learning algorithms continuously train our optimization models and dynamically balance current and future supply and demand within the marketplace.
Optimizing Marketplace Supply
Once drivers sign up and begin driving, our predictive analytics and dynamic pricing algorithms help us to align driver incentives to encourage drivers to be available, at the right times, in areas of high demand. This helps provide drivers with potentially higher earning opportunities by allowing them to maximize their earnings per hour, which can elevate driver satisfaction, increase supply in peak hours and improve the overall efficiency of the marketplace.
Managing and Anticipating Rider Demand
Our pricing algorithms use real-time ride cost estimates, demand elasticity and data about traffic, weather and other travel conditions to optimize ride prices and balance supply and demand in our ridesharing marketplace. This allows us to offer consistently competitive ride prices, reduce rider wait times and maximize rider utilization of our platform, which we believe leads to long-term driver and rider loyalty.
Improving Shared Ride Efficiency
We believe Shared and Shared Saver Rides will provide a significant foundation for sustainable mobility. We aim to provide the most reliable and sustainable shared ride offering to improve efficiency and density of the marketplace and reduce congestion on city roads. We also aim to maximize the number of potential rides while minimizing costs by increasing the utilization rate of driver hours. To that end, we continually improve our core marketplace technology through enhancements in dispatching, mapping, routing and in-app navigation to improve matching among other areas. By increasing the percentage of rides that match and the quality of the matches, we can increase the efficiency of Shared and Shared Saver Rides.

The Lyft Driver Experience
We help drivers on our platform generate earnings while maintaining a flexible schedule. For these drivers, it all begins with the Lyft Driver app. After extensive background and safety checks, drivers can gain access to our platform and begin driving.
•The Lyft Driver App. Drivers only have to tap ‘Go Online’ in the Lyft Driver app to begin receiving ride requests. Once matched, drivers will get a notification to accept the ride and receive the rider’s pickup spot. On-screen instructions and directions make it easy to pick up riders, navigate to destinations and drop off riders. Drivers and riders may then rate each other at the end of the ride.
•Driver Dashboard. In the Lyft Driver app, we offer drivers a dashboard that shows the total earnings they can expect to see transferred to their bank accounts. In this dashboard, we offer detailed views of earnings activity, ride count and time spent, to help drivers understand and maximize their earnings. We provide an in-app Driver Console with additional tools and analytics to help drivers measure ride demand, pinpoint the best times to drive each day, set earnings goals and help them monitor their earnings progress. Drivers also gain real-time visibility into currently available incentives.
•Lyft Direct. We offer drivers a no-fee, secure, online bank account and debit card. Drivers with a Lyft Direct Debit get earnings paid immediately after a ride is completed without any transfer or rush fees. In addition, drivers who use the card receive cash back on everyday purchases like gas.
•In-app Tipping. Lyft was the first ridesharing platform to offer In-app Tipping, making it easy for riders to tip right from the app. 100% of tips from riders go to drivers. We built tipping into the Lyft App to encourage great hospitality, and to make it easy for riders to show their appreciation. Since 2016, drivers have earned over $1.1 billion in tips through the Lyft App.
•Driver Destination Mode. Destination Mode matches drivers with rides getting them closer to their intended destination by a specific time. We allow drivers to set a targeted arrival time so they can maximize earnings until the time they chose to go offline, or we allow them to specify a destination so they only receive priority matched rides going in the same direction.
•Express Drive. Express Drive is our flexible car rentals program for drivers. It is designed for those who want to drive using our platform but do not have access to a vehicle that meets our requirements. Express Drive offers a preferred weekly rate on cars rented from Hertz and Flexdrive Services, LLC (“Flexdrive”, formerly known as the Select Express Drive Partner), a company we recently acquired. Refer to Note 16 “Subsequent Events” to our consolidated financial statements for information regarding this acquisition. Express Drive has grown steadily since it began in 2016, with tens of thousands of cars now available in over 30 cities nationwide.
•Driver Hubs. Our Driver Hubs and service desks are currently in 35 cities across North America. These facilities are used for driver onboarding, answering driver questions and providing free inspections in select markets. They feature refreshments, access to clean bathrooms and help desks for easy access to the Lyft support team. The Driver Hubs are also used for driver events and educational sessions.
•Driver Centers. Lyft Driver Centers offer standard maintenance as well as services and repairs including free diagnostic inspection. We operated five driver centers as of December 31, 2019.
The Lyft Rider Experience
We provide a variety of offerings to solve the transportation needs of our riders. This starts with the Lyft App, which is a core part of the Lyft rider experience. To provide riders with the best experience, we are also continually adding new features, rider modes and payment models to address the needs of specific groups of riders, such as businesses and government entities.
Lyft App
The Lyft App provides a variety of ride modes to fit riders’ transportation needs. The Lyft App is designed to be fast, simple and purposeful. When a user opens the Lyft App all ride options available in that location are shown in a unified experience including scooters, bikes, public transit, car rentals, Shared and Shared Saver Rides, regular rides, big rides, and even more.
Subscription Plans and Ride Passes
Offering subscription plans and passes allows us to provide more earning opportunities for drivers and is an important step toward providing transportation options to address the range of riders’ budgets and make car ownership optional. Lyft Pink is our latest membership subscription program that offers an elevated Lyft experience with preferred pricing to enable riders to unlock all that their city has to offer. Lyft Pink members receive 15% savings on unlimited car rides, relaxed cancellations, priority airport pick-ups and more. The amount of revenue recognized from subscription plans and Ride Passes, and related breakage amounts, were not material for the years ended December 31, 2019, 2018 and 2017.

Lyft Business
Lyft is evolving how businesses large and small take care of their people’s transportation needs across sectors including corporate, healthcare, auto, education and government. Our comprehensive set of solutions allows customers to design, manage and pay for ground transportation programs that contribute to productivity and satisfaction while reducing cost, improving transparency and streamlining operations.
Corporate Business Travel
We partner with leading travel and expense management companies like SAP Concur, Certify and Expensify to deliver seamless experiences that are changing how our customers do business by making travel easier for everyone involved. Tools and features such as automated expensing and centralized payment improve policy adherence for travelers and offer greater visibility for travel managers. Benefits such as real-time reporting on rides and costs as well as detailed ride data and classification make it easier to attribute, reconcile and reimburse expense spend.
Concierge
Originally developed for large healthcare partners to help improve access to quality care, our Concierge offering is now used by organizations of all types to access our network and request or schedule rides for other people. The majority of our ride modes are available through Concierge with features including real-time ride tracking, 24-hour customer support and the option to request a ride for someone as soon as they are ready or schedule a ride up to a week in advance. Organizations can also choose to build a seamless transportation experience in their own applications using the Lyft Concierge API.
Concierge leads the industry in:
•Simplify Transportation for Businesses. Concierge allows organizations to arrange rides for their customers, guests and patients from one central dashboard, even if they don’t have the Lyft App or a smartphone. Customers can reduce cost, save time and streamline transportation with our courtesy ride tool.
•Improve Healthcare. Many Americans miss or delay medical care annually because they cannot get a ride to the doctor. Healthcare transportation brokers like Logisticare Circulation use our Concierge offering to provide patients with a reliable way to get to important healthcare appointments on time.
Enterprise Programs
We offer various enterprise programs, including monthly ride credits for daily commutes, supplementing public transit by providing rides for the first and last leg of commute trips, late-night rides home and shuttle replacement rides. Companies like Slack provide monthly Lyft credits as a benefit to employees to ensure convenient and cost-effective late-night transportation from the office.
Events
We offer transportation solutions that can be customized for events such as recruiting events, conferences, celebrations, meetings and company retreats. Organizations or individuals can create in-app experiences and custom codes for attendees to ride to and from events.
Our Commitment to Trust & Safety
A strong guiding principle since day one has been to build a community that drivers and riders trust. Trust is the foundation of our relationship with drivers and riders on our platform, and we take significant measures every day that are focused on their safety. This dedication led our customer support to be recently named number one in Newsweek’s 2019 America’s Best Customer Service rankings for the Taxi and Peer-to-Peer Ridesharing category.
To ensure we are delivering exceptional service levels and upholding high quality standards, we have established our Customer Experience and Trust, or CET, team as a key part of our organization. With over 550 employees as of December 31, 2019, CET is in charge of fielding customer support inquiries and is available through multiple channels, including via self-service and assisted support directly within our apps. Our CET team focuses on driving results based on experience-based metrics including First Contact Resolution, which is the number of support tickets resolved during first contact with a driver or rider, and Net Promoter Score. CET aims to eliminate bad customer experiences, quickly resolve problems when they occur and maintain trust with drivers and riders. We also use third parties to help Lyft deliver best-in-class support.

The ways we promote safety include:
•Critical Response Line. Our Trust & Safety team of specialists within CET that handle sensitive issues regarding behavior or safety incidents on our platform. Available 24/7, they work with many teams on highly visible cases to provide a high quality of care.
•Driving Record and Background Checks. Every driver is screened before they are permitted to drive on our platform, starting with professional third-party background and driving record checks. To promote a consistently high-quality experience, we ensure vehicles meet our criteria for vehicle age before drivers are accepted to drive these vehicles on our platform. We conduct continuous monitoring which provides Lyft with daily monitoring and expeditious notification of any disqualifying criminal convictions and driving infractions. Any driver who does not meet applicable regulations and our internal safety criteria on both the annual and continuous screenings is barred from our platform.
•Two-Way Ratings. Our two-way ratings system helps promote the safety and comfort of the Lyft community by offering a channel for drivers and riders to provide anonymous feedback on their Lyft experiences. At the end of each ride, drivers and riders are prompted to rate each other on a scale of 1-5 stars. Our ratings system allows drivers and riders to provide anonymous feedback. We take rider ratings and driver feedback very seriously. If a driver is rated four stars or below, Lyft requests feedback, reviews the situation, and follows up if necessary. If a rider is rated three stars or below, Lyft reviews the situation and contacts the driver if necessary to follow up on the ride experience.
•Zero-Tolerance Policy. Lyft maintains a zero-tolerance drug and alcohol policy for drivers on our platform. We also do not allow riders to have open alcohol containers in-ride and can deactivate riders from the platform for violating this policy.
•Community Safety Education. All approved Lyft drivers are required to complete mandatory Community Safety Education.
•Newly Designed Safety Features. In 2019, we launched more than 15 new safety features, including increased anti-fraud measures and requiring feedback for any rides less than four stars. During the ride, we have designed numerous safety features into the Lyft experience and will continue to innovate to ensure the safety of our riders and drivers. Some recently designed safety features include:
◦Share Route, which allows riders to share their location with family and friends;
◦Emergency access to 911 within the app;
◦Smart Trip Check-In (which we expect to roll out in the near future): in some cases, if we notice your ride has stopped too soon or for an unusual amount of time, Lyft will ask drivers and riders if they need support and, if necessary, give the option to request emergency assistance;
◦Partnership with ADT, where pilot users are able to signal to ADT that they are in need of assistance;
◦In-app photos of the driver and vehicle, with license plate numbers and vehicle information;
◦Real-time ride tracking, digital receipts; and
◦Two-way rating system with mandatory secondary feedback.
•Lyft Insurance Protection. We were the first ridesharing platform to introduce insurance protection that provides drivers with additional liability coverages. We provide primary liability coverage for TNC drivers from the moment they are matched with a rider until that rider is dropped off. Our auto liability insurance will apply as primary to a driver’s standard personal automobile insurance policy when matched with a rider.
•Bikes and Scooters. Safety is a key tenet that guides our work with bikes and scooters. We are providing the necessary education and support for all riders and are working with partners to provide the capital and technology solutions to expand protected bike lanes and reduce speeding. We are working with organizations, like Together For Safer Roads, that collaborate with local bike and pedestrian advocates to help protect our community members. We are also giving away free helmets in select markets for our riders.

Government Regulation
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. These laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, environmental health and safety and background checks, are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
The ridesharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or comply with certain reporting and other compliance requirements to provide our ridesharing, bike and scooter sharing, Lyft Rentals and autonomous vehicle offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke existing or deny renewals of permits to operate, delay our ability to operate, increase their fees, charge new types of fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings.
Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, a new law in California, known as Assembly Bill 5, codifies and extends an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill has led to and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. Additionally, from time to time we invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations, particularly those related to the ridesharing industry.
We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on or attempted to ban ridesharing and bike and scooter sharing. For example, in December 2018, the New York City Taxi & Limousine Commission adopted rules governing minimum driver earnings calculations and utilization rates applicable to our ridesharing platform, as well as certain other ridesharing platforms. In January 2019, we filed an Article 78 Petition through two of our subsidiaries challenging these rules before the Supreme Court of the State of New York, which was denied in May 2019. In December 2019, we appealed this decision and litigation is ongoing. Other jurisdictions in which we currently operate or may want to operate could follow suit. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents.
Additionally, because we receive, use, transmit, disclose and store personally identifiable information and other data relating to drivers and riders on our platform, we are subject to numerous local, municipal, state, federal and international laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(a) of the Federal Trade Commission Act, and, effective as of January 1, 2020, the CCPA.

See the sections titled “Risk Factors,” including the subsections titled “Risk Factors—Risks Related to Our Business and Industry—Challenges to contractor classification of drivers that use our platform may have adverse business, financial, tax, legal and other consequences to our business,” “Risk Factors—Risks Related to Our Business and Industry—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business,” “Risk Factors—Risks Related to Our Business and Industry—We rely on third-party payment processors to process payments made by riders and payments made to drivers on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected,” “Risk Factors—Risks Related to Our Business and Industry—Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business” and “Risk Factors—Risks Related to Our Business and Industry—We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
Our Employees
Our employees are passionate about our mission to improve people’s lives with the world’s best transportation. As of December 31, 2019, we had 5,683 employees in over 100 offices and additional locations, including Driver Hubs, Driver Centers, and Service Desks. Approximately 43% of our employees work in our product management, engineering and design organizations, including several hundred employees in our Level 5 Engineering Center in Palo Alto, California.
We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
We operate based on core values that underpin our culture and guiding principles on how we get things done. These values shine through in our work environment and are prevalent in our hiring process, office space and internal and external communications. Our three core values are: Be Yourself, Uplift Others and Make It Happen.
Seasonality
The revenue we generate from our business may fluctuate from quarter to quarter due to seasonal factors including the weather and certain holidays. We expect the demand for our transportation network may decline over the winter season and the demand for our network of shared bikes and scooters may increase during more temperate and dry seasons.
Competition
The market in which we compete is intensely competitive and characterized by rapid changes in technology, shifting rider needs and frequent introductions of new service and offerings. We expect competition to continue, both from current competitors, who may be well-established and enjoy greater resources or other strategic advantages, as well as new entrants into the market, some of which may become significant competitors in the future.
Our main ridesharing competitors in the United States and Canada include Uber and Via. Our main competitors in the bike and scooter sharing market include Uber (Jump), Lime and Bird. Our main competitors in the consumer vehicle rental market include Enterprise, Hertz, and Avis Budget Group as well as emerging car-share marketplaces. We also compete with certain non-ridesharing transportation network companies and taxi cab and livery companies as well as traditional automotive manufacturers, such as BMW, which has an ongoing presence in the transportation network market in Europe.
Additionally, there are other non-U.S. based transportation network companies that may expand into the United States and Canada. There are also several companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Apple, Baidu, Uber, Argo AI, Zoox and General Motors (Cruise), as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants.
We believe that the principal competitive factors in our market include the following:
•coverage and availability of access and service levels;
•scale of network;
•choice of modality;
•product design;

•ease of adoption and use;
•features and platform experience;
•partnerships and integrations with other ecosystem participants;
•brand;
•trust, safety, reliability and privacy;
•customer support;
•continued innovation in new modalities;
•driver payout;
•regulatory relations; and
•prices.
We believe we compete favorably across these factors. However, many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases and significantly greater resources for the development of their offerings. For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business and Industry—We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.”
Corporate Information
We were incorporated in 2007 as Bounder Web, Inc., a Delaware corporation. In 2008, we changed our name to Zimride, Inc. We founded Lyft in 2012 and changed our name to Lyft, Inc. in 2013 when we sold the assets related to our Zimride operations.
Available Information
Our website is located at www.lyft.com, and our investor relations website is located at investor.lyft.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings at www.sec.gov.
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (investor.lyft.com), our blog (blog.lyft.com) and our Twitter account (@lyft) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
We have been focused on ridesharing since our ridesharing marketplace launched in 2012, and our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. This relatively limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we expect to face include our ability to:
•forecast our revenue and budget for and manage our expenses;
•attract new qualified drivers and new riders and retain existing qualified drivers and existing riders in a cost-effective manner;
•comply with existing and new or modified laws and regulations applicable to our business;
•plan for and manage capital expenditures for our current and future offerings, including our network of shared bikes and scooters or certain vehicles in the Express Drive program and our fleet of vehicles for Lyft Rentals, our consumer vehicle rentals program, and manage our supply chain and supplier relationships related to our current and future offerings;
•develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, Driver Centers, certain vehicles in the Express Drive program, vehicles for Lyft Rentals, and autonomous vehicle technology;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•effectively manage our growth;
•successfully expand our geographic reach;
•hire, integrate and retain talented people at all levels of our organization; and
•successfully develop new platform features, offerings and services to enhance the experience of users.
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
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $2.6 billion, $911.3 million and $688.3 million in the years ended December 31, 2019, 2018 and 2017, respectively. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have previously expanded to include more asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles and Lyft Rentals. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations, increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards may continue to be a significant expense in future periods, and we have $1.1 billion of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 2.6 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting rider needs and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic advantages. If we are unable to anticipate or successfully react to these competitive challenges in a timely manner, our competitive position could weaken, or fail to improve, and we could experience a decline in revenue or growth stagnation that could adversely affect our business, financial condition and results of operations.
Our main ridesharing competitors in the United States and Canada include Uber and Via. Our main competitors in the bike and scooter sharing market include Uber (Jump), Lime and Bird. Our main competitors in the consumer vehicle rental market include Enterprise, Hertz, and Avis Budget Group as well as emerging car-share marketplaces. We also compete with certain non-ridesharing transportation network companies and taxi cab and livery companies as well as traditional automotive manufacturers, such as BMW, which has an ongoing presence in the transportation network market in Europe.
Additionally, there are other non-U.S.-based TaaS network companies that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Apple, Baidu, Uber, Argo AI, Zoox and General Motors (Cruise) as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:
•the popularity, utility, ease of use, performance and reliability of our offerings compared to those of our competitors;
•our reputation and brand strength relative to our competitors;
•our pricing models and the prices of our offerings and the fees we charge drivers on our platform;
•our ability to attract and retain qualified drivers and riders;
•our ability, and our ability compared to our competitors, to develop new offerings;
•our ability to establish and maintain relationships with partners;
•our ability to develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, Driver Centers, certain vehicles in the Express Drive program, vehicles for Lyft Rentals and autonomous vehicle technology;
•changes mandated by, or that we elect to make, to address, legislation, regulatory authorities or litigation, including settlements, judgments, including those related to the classification of drivers on our platform, injunctions and consent decrees;
•our ability to attract, retain and motivate talented employees;
•our ability to raise additional capital as needed; and
•acquisitions or consolidation within our industry.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Our riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings or drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Lyft Rentals vehicles, or certain vehicles in Express Drive, our business, financial condition and results of operations could be adversely affected.

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
From the time a driver becomes available to accept rides in the Lyft Driver App until the rider is dropped off at their destination, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including bodily injury, property damage and uninsured and underinsured motorist liability. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In most U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of December 31, 2019 and 2018 were $1.4 billion and $863.7 million, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected.
We also procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving offerings, such as a scaled network of autonomous vehicles, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, self-insured retentions or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, it could be unable to pay any operations-related claims that we make.
The amount of one or more auto-related claims or operations-related claims has and could continue to exceed our applicable aggregate coverage limits, for which we have and could continue to bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many types of claims, coverages and for a variety of commercial risk and are likely to do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced to manage pricing pressure. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, (v) the number of claims under our deductibles or self-insured retentions differs from historic averages or (vi) an insurance policy is canceled or non-renewed.
Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuary firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments and judicial developments. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. Additionally, we have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our financial condition and results of operations. For example, in 2019 we experienced adverse development to insurance reserves that was largely attributable to historical auto losses that predate our relationship with our new third-party administrators for insurance claims.

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
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, environmental health and safety, and background checks are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
The ridesharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or comply with certain reporting and other compliance requirements to provide our ridesharing, bike and scooter sharing, Lyft Rentals and autonomous vehicle offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke existing or deny renewals of permits to operate, delay our ability to operate, increase their fees, charge new types of fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings. Any of the foregoing actions by these jurisdictions and governmental entities could adversely affect our business, financial condition and results of operations.

Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, a new law in California, known as Assembly Bill 5, codifies and extends an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill has led to and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. Additionally, from time to time we invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations, particularly those related to the ridesharing industry, which may lead to additional costs and expenses even if we are successful. These activities may not be successful, and any negative outcomes could adversely affect our business, financial condition and results of operations.
Our industry is relatively nascent and is rapidly evolving and increasingly regulated. We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on or attempted to ban ridesharing and bike and scooter sharing. For example, in December 2018, the New York City Taxi & Limousine Commission adopted rules governing minimum driver earnings calculations and utilization rates applicable to our ridesharing platform, as well as certain other ridesharing platforms. In January 2019, we filed an Article 78 Petition through two of our subsidiaries challenging these rules before the Supreme Court of the State of New York, which was denied in May 2019. In December 2019, we appealed this decision and litigation is ongoing. Other jurisdictions in which we currently operate or may want to operate could follow suit. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
New and existing competitors may develop or utilize autonomous vehicle technologies for ridesharing, which are expected to have long-term advantages compared to traditional non-autonomous ridesharing offerings. We partner with several companies to develop autonomous vehicle technology and offerings, including, at times, the development of jointly-owned intellectual property, and we continue to devote resources towards developing our own autonomous vehicle technology. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, growth, the magnitude and timing of necessary investments and other trends. Our initiatives may not perform as expected, which would reduce the return on our investments in this area, and our partners may decide to terminate their partnerships with us. If we are unable to efficiently develop our own autonomous vehicle technology or to develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platform, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, our business, financial condition and results of operations could be adversely affected.

Our reputation, brand and the network effects among the drivers and riders on our platform are important to our success, and if we are not able to maintain and continue developing our reputation, brand and network effects, our business, financial condition and results of operations could be adversely affected.
We believe that building a strong reputation and brand as a safe, reliable and affordable platform and continuing to increase the strength of the network effects among the drivers and riders on our platform are critical to our ability to attract and retain qualified drivers and riders. The successful development of our reputation, brand and network effects will depend on a number of factors, many of which are outside our control. Negative perception of our platform or company may harm our reputation, brand and networks effects, including as a result of:
•complaints or negative publicity about us, drivers on our platform, riders, our product offerings or our policies and guidelines, including our practices and policies with respect to drivers, or the ridesharing industry, even if factually incorrect or based on isolated incidents;
•illegal, negligent, reckless or otherwise inappropriate behavior by drivers or riders or third parties;
•a failure to provide drivers with a sufficient level of ride requests, charge drivers competitive fees and commissions or provide drivers with competitive fares and incentives;
•a failure to offer riders competitive ride pricing and pick-up times;
•a failure to provide a range of ride types sought by riders;
•actual or perceived disruptions or defects in our platform, such as privacy or data security breaches, site outages, payment disruptions or other incidents that impact the reliability of our offerings;
•litigation over, or investigations by regulators into, our platform or our business;
•users’ lack of awareness of, or compliance with, our policies;
•changes to our policies that users or others perceive as overly restrictive, unclear or inconsistent with our values or mission or that are not clearly articulated;
•a failure to detect a defect in our autonomous vehicles or our bikes or scooters;
•a failure to enforce our policies in a manner that users perceive as effective, fair and transparent;
•a failure to operate our business in a way that is consistent with our stated values and mission;
•inadequate or unsatisfactory user support service experiences;
•illegal or otherwise inappropriate behavior by our management team or other employees or contractors;
•negative responses by drivers or riders to new offerings on our platform;
•accidents, defects or other negative incidents involving autonomous vehicles or bikes and scooters on our platform;
•perception of our treatment of employees and our response to employee sentiment related to political or social causes or actions of management;
•modification or discontinuation of our community programs;
•political or social policies or activities; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
If we do not successfully maintain and develop our brand, reputation and network effects and successfully differentiate our offerings from competitive offerings, our business may not grow, we may not be able to compete effectively and we could lose existing qualified drivers or existing riders or fail to attract new qualified drivers or new riders, any of which could adversely affect our business, financial condition and results of operations. In addition, changes we may make to enhance and improve our offerings and balance the needs and interests of the drivers and riders on our platform may be viewed positively from one group’s perspective (such as riders) but negatively from another’s perspective (such as drivers), or may not be viewed positively by either drivers or riders. If we fail to balance the interests of drivers and riders or make changes that they view negatively, drivers and riders may stop using our platform, take fewer rides or use alternative platforms, any of which could adversely affect our reputation, brand, business, financial condition and results of operations.

Illegal, improper or otherwise inappropriate activity of users, whether or not occurring while utilizing our platform, could expose us to liability and harm our business, brand, financial condition and results of operations.
Illegal, improper or otherwise inappropriate activities by users, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating users of our platform could adversely affect our brand, business, financial condition and results of operations. These activities may include assault, theft, unauthorized use of credit and debit cards or bank accounts, sharing of rider or driver accounts and other misconduct. While we have implemented various measures intended to anticipate, identify and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct could expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities, such as our requirement that all drivers undergo annual background checks or our two-way rating system and related policies, are too restrictive and inadvertently prevent qualified drivers and riders otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified drivers and riders on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform, on our competitors’ platforms, or on any ridesharing platform, could adversely affect our reputation and brand or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition and results of operations.
Challenges to contractor classification of drivers that use our platform may have adverse business, financial, tax, legal and other consequences to our business.
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, a new law in California, known as Assembly Bill 5, codifies and extends an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill has led to and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
•monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to the California Private Attorneys General Act, and government fines;
•injunctions prohibiting continuance of existing business practices;
•claims for employee benefits, social security, workers’ compensation and unemployment;
•claims of discrimination, harassment and retaliation under civil rights laws;
•claims under new or existing laws pertaining to unionizing, collective bargaining and other concerted activity;
•other claims, charges or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability or agency liability; and
•harm to our reputation and brand.
In addition to the harms listed above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations, increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations and our ability to achieve or maintain profitability in the future.

We have been involved in numerous legal proceedings related to driver classification. We are currently involved in several putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorney General Act, several multi-plaintiff actions and several thousand individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in California, Connecticut, Oregon, Wisconsin, Illinois and New Jersey. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
We rely on third-party background check providers to screen potential drivers, and if such providers fail to provide accurate information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on third-party background check providers to screen the records of potential drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
We are also subject to a number of laws and regulations applicable to background checks for potential and existing drivers on our platform. If we or drivers on our platform fail to comply with applicable laws, rules and legislation, our reputation, business, financial condition and results of operations could be adversely affected.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings such as autonomous vehicles, Driver Centers and our network of shared bikes and scooters, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven and incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new qualified drivers and new riders at a lower cost than us. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. In the past, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and there can be no assurance that we will not be forced, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. Furthermore, our riders’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and may in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. We have also launched, and may in the future launch, certain changes to the rates and fee structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Driver Hubs, Driver Centers, Express Drive program and Lyft Rentals, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.

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
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises, such as epidemics, governmental or regulatory changes and other factors beyond our control have and could continue to affect our suppliers’ ability to deliver products on a timely basis.
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
Additional challenges to the development of autonomous vehicle technology, all of which are outside of our control, include:
•market acceptance of autonomous vehicles;
•state, federal or municipal licensing requirements and other regulatory measures;
•necessary changes to infrastructure to enable adoption;
•concerns regarding electronic security and privacy; and
•public perception regarding the safety of autonomous vehicles for drivers, riders, pedestrians and other vehicles on the road.
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

As we expand our network of shared bikes and scooters, we may be subject to an increasing number of claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our bikes and scooters, including potential indemnification claims. In some cases, we could be required to indemnify governmental entities for claims arising out of issues, including issues that may be outside of our control, such as the condition of the public right of way. Any such claims arising from the use of our bikes and scooters, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our bikes and scooters. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacturers, including certain assets and components we design and have manufactured for us, could contain design or manufacturing defects, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all defects, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Our bikes and scooters may experience quality problems from time to time, which could result in product recalls and removal from service, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition and results of operations.
We design, contract to design and manufacture, and directly and indirectly modify, maintain and repair, bikes and scooters for our network of shared bikes and scooters. Such bikes and scooters may contain defects in their design, materials and construction, may be improperly maintained or repaired or may be subject to vandalism. These defects, improper maintenance or repair or vandalism have in the past unexpectedly interfered, and could in the future unexpectedly interfere, with the intended operations of the bikes or scooters, and have resulted, and could in the future result, in other safety concerns, including alleged injuries to riders or third parties. Although we, our contract manufacturers and our third-party service providers test our bikes and scooters before they are deployed onto our network, there can be no assurance we will be able to detect or prevent all defects.
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
We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2019, 2018 and 2017, our revenue was $3.6 billion, $2.2 billion and $1.1 billion, respectively, representing a 68% growth rate from 2018 to 2019 and a 103% growth rate from 2017 to 2018. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates will slow in future periods due to a number of reasons, which may include slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Since 2012, we have experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future. For example, the number of our full-time employees has increased from 2,708 as of December 31, 2017, to 5,683 as of December 31, 2019, and the number of Active Riders has increased from 14.2 million for the quarter ended March 31, 2018, to 22.9 million for the quarter ended December 31, 2019. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.

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
Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including having employees or third party relationships in jurisdictions outside the United States, our exposure to cyberattacks or security breaches may increase. Further, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, our employees have been accused in the past of violating these policies and we may be subject to these types of accusations in the future.
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
We receive, transmit and store a large volume of personally identifiable information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, and, effective as of January 1, 2020, the California Consumer Privacy Act, or CCPA. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which became operative on January 1, 2020, requires new disclosures to California consumers and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CCPA and its interpretation and enforcement remain unclear. The effects of this legislation potentially are far-reaching, however, and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. The CCPA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, the collection and storage of data in connection with the use of our Concierge Platform by healthcare transportation partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Contracted healthcare entities including healthcare providers, health plans, and transportation brokers using our Concierge offering are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare entities. Compliance obligations under HIPAA include privacy, security and breach notification obligations, and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1.5 million for identical incidences and the possibility of civil litigation.
Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations. In particular, with laws and regulations such as the CCPA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. In particular, with regard to HIPAA, we may incur increased costs as we perform our obligations to our healthcare customers under our agreements with them.
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
For example, the use of our Concierge offering by healthcare contracted entities and transportation brokers with which we partner may subject us to certain healthcare-related laws and regulations. These laws and regulations may impose additional requirements on us, our employees and the drivers on our platform providing rides to such healthcare transportation partners. With respect to drivers, such additional requirements include fingerprinting and specialized training and drug testing and with respect to us, additional requirements related to processing of payments, the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare transportation partners. With respect to our healthcare rides provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations where significant violations could lead to our loss of provider enrollment status and that could potentially result in exclusion from the federal programs as a provider. Further, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes.
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

We rely on third-party and affiliate vehicle rental partners for our Express Drive program, and if we cannot manage our relationships with such parties and other risks related to our Express Drive and Lyft Rentals program, our business, financial condition and results of operations could be adversely affected.
We rely on third-party and affiliate vehicle rental partners as well as third-party vehicle supply, fleet management and finance partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners or third-party vehicle supply, fleet management and finance partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, the availability of vehicles for drivers in certain markets could be adversely impacted, and we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, in the event that vehicle manufacturers issue recalls or the supply of vehicles or automotive parts is interrupted, including as a result of any unforeseen public health crises, such as epidemics, affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. For example, in September 2019, GM issued a recall affecting the 2018 Chevy Malibu, which affected a moderate portion of the fleet provided by Lyft’s rental partners. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ or Lyft’s fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. On February 7, 2020, Lyft acquired one of the rental partners in the Express Drive program, Flexdrive, as a wholly-owned subsidiary of Lyft. Under an agreement with Flexdrive, we are required to pay the potential shortfalls between Flexdrive’s fleet operating costs and rental fees collected from drivers. If we are unable to manage these higher costs and minimize these shortfalls, we may update the pricing methodologies related to our Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers and riders.
Any negative publicity related to any of our third-party and affiliate vehicle rental partners, including publicity related to quality standards or safety concerns, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Our fleet of cars exposes us to certain risks, including with respect to decreases in the residual value of vehicles in our fleet.
For the Lyft Rentals consumer car rental business and, through our subsidiary Flexdrive, for our Express Drive program, we source a portion of our fleet from a range of auto manufacturers. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to sell cars to us on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, we may be unable to obtain a sufficient number of vehicles to operate our Express Drive or Lyft Rentals businesses without significantly increasing our fleet costs or reducing our volumes.
The costs of our fleet vehicles may also be adversely impacted by the relative strength of the used car market. We currently sell vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. It is difficult to estimate the residual value of vehicles used in ridesharing, such as those rented to drivers through our Express Drive program. A reduction in residual values for vehicles in our fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate while we own them. If we are unable to obtain and maintain our fleet of vehicles cost-efficiently or if we are unable to accurately forecast the residual values of vehicles in our fleet, our business, financial condition and results of operations could be adversely affected.
We rely on third-party payment processors to process payments made by riders and payments made to drivers on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.
We rely on a limited number of third-party payment processors to process payments made by our riders and payments made to drivers on our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to drivers on our platform, any of which could make our platform less convenient and attractive to users and adversely affect our ability to attract and retain qualified drivers and riders.

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
Our success depends in part on our relationships with other third-party service providers. For example, we rely on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by drivers and riders on our platform. Further, from time to time, we enter into strategic commercial partnerships in connection with the development of new technology, the growth of our qualified driver base, the provision of new or enhanced offerings for users on our platform and our expansion into new markets. If any of our partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
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
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. For example, in 2018, we launched our scooter sharing offering on our platform in certain markets. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.
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
Our expansion into bike and scooter sharing, other modes of transportation and vehicle rental programs has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, we face the risk that our network of shared bikes and scooters, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
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
Our ability to attract and retain qualified drivers and riders is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our platform depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride, leaving something in a driver’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. Our number of Active Riders has increased from 14.2 million for the quarter ended March 31, 2018 to 22.9 million for the quarter ended December 31, 2019. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. If we grow our international rider base and the number of international drivers on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.
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
If we fail to effectively match riders on our Shared and Shared Saver Rides offering and manage the related pricing methodologies, our business, financial condition and results of operations could be adversely affected.
Shared and Shared Saver Rides enables unrelated parties traveling along similar routes to benefit from a discounted fare at the cost of possibly longer travel times. With a Shared or Shared Saver Ride, when the first rider requests a ride, our algorithms use the first rider’s destination and attempt to match them with other riders traveling along a similar route. If a match between riders is made, our algorithms re-route the driver to include the pick-up location of the matched rider on the active route. For Shared and Shared Saver Rides, drivers earn a fixed amount based on a number of factors, including the time and distance of the ride, the base fare charged to riders and the level of rider demand. We determine the rider fare based on the predicted time and distance of the ride, the level of rider demand and the likelihood of being able to match additional riders along the given route, and such fare is quoted to the riders prior to their commitment to the ride. The fare charged to the riders is decoupled from the payment made to the driver as we do not adjust the driver payment based on the success or failure of a match. Accordingly, if the discounted fare quoted and charged to our Shared or Shared Saver Rides riders is less than the fixed amount that drivers earn or if our algorithms are unable to consistently match Shared or Shared Saver Rides riders, then our business, financial condition and results of operations could be adversely affected.
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

We have incurred debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.
In connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, we assumed certain indebtedness. As of February 7, 2020, our subsidiary, Flexdrive, had a line of credit of $300 million, of which approximately $104 million was outstanding, pursuant to a loan and security agreement, with Hyundai Capital America (“HCA”). We also guarantee Flexdrive’s obligations under a vehicle lease agreement with Automotive Rentals, Inc. (“ARI”) and a master vehicle acquisition financing and security agreement with ARI (the “ARI Loan Agreement”). As of February 7, 2020, the carrying value of all vehicles leased and loaned pursuant to the ARI Lease Agreement and the ARI Loan Agreement was approximately $106 million.
We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our current and prospective indebtedness. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments. We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, or to fund our operations. To date, we have used a substantial amount of cash for operating activities, and we cannot assure you when we will begin to generate cash from operating activities in amounts sufficient to cover our debt service obligations.
In addition, under certain of our and our subsidiary’s existing debt instruments, we and Flexdrive are subject to limitations regarding our business and operations, including limitations on Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our loans immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
We may require additional capital, which may not be available on terms acceptable to us or at all.
Historically, we have funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. As described above, we have in the past secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Further, the London Interbank Offered Rate (LIBOR) is expected to be phased out as a benchmark by the end of 2021. If new methods of calculating LIBOR are established or if other benchmark rates used to price indebtedness or investments are established, the terms of any existing or future indebtedness or investments may be negatively impacted, resulting in increased interest expense or lower than expected interest income.
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
We believe that our company culture, which promotes authenticity, empathy and support for others, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values and mission;
•the increasing size and geographic diversity of our workforce;
•competitive pressures to move in directions that may divert us from our mission, vision and values;

•the continued challenges of a rapidly-evolving industry;
•the increasing need to develop expertise in new areas of business that affect us;
•negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and
•the integration of new personnel and businesses from acquisitions.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business, such as our acquisition of Motivate in November 2018. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets, and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue.
Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:
•intense competition for suitable acquisition targets, which could increase acquisition costs and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;

•failure to identify the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices, or employee or user issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
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
Companies in the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain an increasingly high public profile and the number of competitors in our market increases, the possibility of intellectual property rights claims against us grows. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have initiated licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology or other intellectual property, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, financial condition and results of operations.

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
We have expended and intend to expend substantial funds in connection with the tax withholding liabilities that arise upon the settlement of RSUs, which may have an adverse effect on our financial condition and results of operations. We have also implemented “sell-to-cover” for certain employees in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.
We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the settlement of RSUs. Since the initial settlement date for the RSUs that vested upon the effectiveness of our registration statement on Form S-1 related to our initial public offering, or our IPO Registration Statement, we have withheld shares and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. During the year ended December 31, 2019, we have expended a total of approximately $719.5 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.
To satisfy future tax withholding and remittance obligations, we may withhold shares and remit tax withholding amounts on behalf of the holders of RSUs at the applicable statutory rates. The tax withholding due in connection with such RSU net settlement will be based on the then-current value of the underlying shares of our Class A common stock, and we would expect to withhold and remit the tax withholding liabilities at the applicable statutory rates on behalf of the RSU holders to the relevant tax authorities in cash. We have also implemented “sell-to-cover” to satisfy tax withholding obligations, in which shares with a market value equivalent to the tax withholding obligation will be sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales will be remitted by us to the taxing authorities. Such sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders.
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
In addition, local governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. For example, it is becoming more common for local governments to impose per trip fees specifically on TNC rides. For example, voters in San Francisco approved “Proposition D” in November of 2019, which imposes a percentage-based tax on TNC rides originating in the city. Such taxes may adversely affect our financial condition and results of operations.

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
As of December 31, 2019, we had $4.2 billion of federal, $3.8 billion of state and $8.3 million of foreign NOLs available to reduce future taxable income, which will begin to expire in 2030 for federal, 2022 for state and 2037 for foreign tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
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
We have started expanding our presence internationally. In 2017, we launched our offerings in Canada and we may continue to expand our international operations. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•competition from local incumbents that better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our offerings less successful;
•complying with varying laws and regulatory standards, including with respect to data privacy, tax and local regulatory restrictions;
•obtaining any required government approvals, licenses or other authorizations;
•varying levels of Internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any unforeseen public health crises, such as epidemics, political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, the recent outbreak of coronavirus has led to production delays with respect to certain components of bikes and scooters, vehicles and automotive parts and components of autonomous vehicles, and may lead to further supply chain disruption or other business interruptions, decreased travel, including due to travel restrictions, or other precautionary measures. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 23.97% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chairman of our board of directors, holds approximately 13.49% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of February 21, 2020 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of February 21, 2020.
Future transfers by the holders of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date specified by affirmative written election of the holders of two-thirds of the then-outstanding shares of Class B common stock, (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the shares of Class B common stock held by our Co-Founders and their permitted entities and permitted transferees represent less than 20% of the Class B common stock held by our Co-Founders and their permitted entities as of immediately following the completion of our initial public offering, or IPO, or (iii) nine months after the death or total disability of the last to die or become disabled of our Co-Founders, or such later date not to exceed a total period of 18 months after such death or disability as may be approved by a majority of our independent directors.
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
The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks generally, or those in our industry, including fluctuations unrelated or disproportionate to the operating performance of those technology companies;

•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales or purchases of shares of our Class A common stock by us, our officers, or our significant stockholders, as well as the perception that such sales or purchases could occur;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new offerings or platform features;
•investor sentiment and the public’s reaction to our press releases, other public announcements and filings with the SEC, or those of our competitors or others in our industry;
•rumors and market speculation involving us or other companies in our industry;
•short selling of our Class A common stock or related derivative securities;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•any amendments to our amended and restated certificate of incorporation or our amended and restated bylaws require the approval of at least two-thirds of our then-outstanding voting power;
•our dual class common stock structure, which provides our Co-Founders, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•our stockholders are only able to take action at a meeting of stockholders and are not able to take action by written consent for any matter;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, our President or a majority of our board of directors;
•certain litigation against us can only be brought in Delaware;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If one or more of these securities analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, and consist of approximately 430,000 square feet under lease agreements through May 31, 2030. We maintain additional offices in multiple locations in the U.S. and internationally in London, United Kingdom, Montreal, Canada, Munich, Germany and Minsk, Belarus. We have over 50 Driver Hubs and field locations across the United States and Canada to support our local operations and drivers.
We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings.
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer protection, intellectual property disputes, including patent infringement, compliance with regulatory requirements and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future and as our business grows, including proceedings related to product liability, acquisitions, securities issuances or business practices, or public disclosures about our business. We are also regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings challenging the classification of drivers as independent contractors or seeking to hold us liable for the actions of independent contractor drivers on our platform. Information is provided below regarding the nature and status of our material pending legal matters. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop.

Independent Contractor Classification Matters
With regard to independent contractor classification of drivers on our platform, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of these drivers as independent contractors, and claims that, by the alleged misclassification, we have violated various labor and other laws that would apply to driver employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. For example, a new law in California, known as Assembly Bill 5, codifies and extends an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill has led and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. We are currently involved in a number of putative class actions, individual claims both in court as well as arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that we misclassified drivers as independent contractors and other matters challenging the classification of drivers on our platform as independent contractors. We are also in the process of responding to an inquiry from the California Public Utilities Commission regarding driver classification and Assembly Bill 5. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, results of litigation, arbitration and regulatory actions are inherently unpredictable and legal proceedings related to these driver claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
In the ordinary course of our business, various drivers have challenged, and may challenge in the future, their classification on our platform as an independent contractor under federal and state law, seeking monetary, injunctive, or other relief. We are currently involved in a number of such actions filed by individual drivers, including those brought in, or compelled pursuant to our Terms of Service to, individual arbitration. We believe we have meritorious defenses, dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters. There is no such pending or threatened matter that individually, in our opinion, is likely to have a material impact on our business, financial condition or results of operations; however, results of litigation and arbitration are inherently unpredictable and legal proceedings related to these driver claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
We are also involved in administrative audits related to driver classification in California, Connecticut, Oregon, Wisconsin, Illinois and New Jersey. These audits relate to our alleged obligation to provide unemployment insurance benefits to drivers under state law. We dispute that we are obligated to provide such benefits under state law and these proceedings are ongoing.
Patent Litigation
We are currently involved in legal proceedings related to alleged infringement of patents and other intellectual property and, in the ordinary course of business, we receive correspondence from other purported holders of patents and other intellectual property offering to license such property and/or asserting infringement of such property. We dispute any allegation of wrongdoing and intend to defend the Company vigorously in these matters.
Consumer and Other Class Actions
We are involved in a number of class actions alleging violations of consumer protection laws such as the TCPA as well as violations of other laws such as the Americans with Disabilities Act, or the ADA. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.

Personal Injury and Other Safety Matters
In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to accidents or other incidents involving drivers or riders using or who have used services offered on our platform, as well as from third parties. We are currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on our platform, other riders and third parties. We believe we have meritorious defenses, dispute the allegations of wrongdoing and intend to defend ourselves vigorously. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in our opinion, is likely to have a material impact on our business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on our business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
Securities Litigation
Beginning in April 2019, several putative class actions were filed in California state and federal court against us, our directors, certain of our officers, and certain of the underwriters named in our IPO Registration Statement alleging violation of securities laws in connection with our IPO. These cases have been consolidated into two putative class actions, one in California state court and the other in federal court. We filed our demurrer to the consolidated complaint in California state court on December 30, 2019. The hearing on our demurrer is set for March 25, 2020. A scheduling order in the federal case has yet to be issued. We believe these lawsuits are without merit and we intend to vigorously defend against them.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock is traded on The Nasdaq Global Select Market under the symbol “LYFT.” Our Class B common stock is neither listed nor traded.
Holders of Record
As of December 31, 2019, there were approximately 375 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of December 31, 2019, there were six stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially owned by either Logan Green or John Zimmer.
Dividend Policy
We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Lyft, Inc. under the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested at the market close on March 28, 2019, which was the first day our Class A common stock began trading. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends. The offering price of our Class A common stock in our IPO, which had a closing stock price of $78.29 on March 29, 2019, was $72.00 per share.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.
Use of Proceeds
On April 2, 2019, we completed our IPO, in which we sold 32,500,000 shares of Class A common stock at price to the public of $72.00 per share. On April 9, 2019, we sold an additional 2,996,845 shares of Class A common stock at a price to the public of $72.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-229996), which was declared effective by the SEC on March 28, 2019. We received aggregate net proceeds of $2.5 billion, net of underwriting discounts and commissions of $70.3 million and offering expenses paid by us of approximately $7.7 million subject to certain cost reimbursements.
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
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data.
The following selected consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017, and the selected consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations for the year ended December 31, 2016, and the selected consolidated balance sheet as of December 31, 2017, have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected consolidated financial and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands, except for per share amounts)
Revenue	$3,615,960	$2,156,616	$1,059,881	$343,298
Costs and expenses(1)
Cost of revenue	2,176,469	1,243,400	659,533	279,011
Operations and support	636,116	338,402	183,513	97,880
Research and development	1,505,640	300,836	136,646	64,704
Sales and marketing	814,122	803,751	567,015	434,344
General and administrative	1,186,093	447,938	221,446	159,962
Total costs and expenses	6,318,440	3,134,327	1,768,153	1,035,901
Loss from operations	(2,702,480)	(977,711)	(708,272)	(692,603)
Interest income	102,506	66,462	20,243	6,964
Other income, net	89	652	284	3,246
Loss before income taxes	(2,599,885)	(910,597)	(687,745)	(682,393)
Provision for income taxes	2,356	738	556	401
Net loss	$(2,602,241)	$(911,335)	$(688,301)	$(682,794)
Net loss per share attributable to common stockholders, basic and diluted	$(11.44)	$(43.04)	$(35.53)	$(37.08)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	227,498	21,176	19,371	18,413
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$81,321	$501	$464	$518
Operations and support	75,212	177	2,549	1,066
Research and development	971,941	4,107	2,379	2,696
Sales and marketing	72,046	261	415	974
General and administrative	398,791	3,531	3,739	4,140
Total stock-based compensation expense	$1,599,311	$8,577	$9,546	$9,394

Consolidated Balance Sheets Data

	As of December 31,
	2019 (1)	2018	2017
	(in thousands)
Cash and cash equivalents	$358,319	$517,690	$1,106,102
Operating lease right of use assets	441,258	—	—
Total assets	5,691,383	3,760,043	3,016,727
Operating lease liabilities — current	94,199	—	—
Operating lease liabilities	382,077	—	—
Total liabilities	2,837,299	1,479,277	712,116
Redeemable convertible preferred stock	—	5,152,047	4,284,049
Accumulated deficit	(5,547,571)	(2,945,330)	(2,033,995)
Total stockholders’ equity (deficit)	2,854,084	(2,871,281)	$(1,979,438)
_______________
(1)Includes the impact of the adoption of the new lease accounting standard in 2019. Prior periods have not been revised. See Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Financial Results for the Year Ended December 31, 2019
•Total revenue was $3.6 billion, an increase of 68% year-over-year.
•Total costs and expenses were $6.3 billion, including stock-based compensation expense of $1.6 billion and insurance costs generally required under TNC and city regulations for ridesharing and bike and scooter rentals of $1.2 billion, of which $219.2 million was related to changes to insurance reserves attributed to historical periods. This adverse development is largely attributable to historical auto losses that predate our relationship with our new third-party administrators for insurance claims.
•Loss from operations was $2.7 billion.
•Net loss was $2.6 billion.
•Cash used in operating activities was $105.7 million.
•Cash and cash equivalents and restricted cash and cash equivalents were $564.5 million.
Active Rider Trends
We continue to experience growth in the number of Active Riders as well as revenue per Active Rider. The number of Active Riders is a key indicator of the scale of our community and awareness of our brand. Revenue per Active Rider represents our ability to drive usage and monetization of our platform.

	Three Months Ended December 31,		Growth Rate
	2019	2018
	(in millions, except for dollar amounts and percentages)
Active Riders	22.9	18.6	23%
Revenue per Active Rider	$44.40	$36.02	23%

	Three Months Ended September 30,		Growth Rate
	2019	2018
	(in millions, except for dollar amounts and percentages)
Active Riders	22.3	17.4	28%
Revenue per Active Rider	$42.82	$33.63	27%

	Three Months Ended June 30,		Growth Rate
	2019	2018
	(in millions, except for dollar amounts and percentages)
Active Riders	21.8	15.5	41%
Revenue per Active Rider	$39.76	$32.53	22%

	Three Months Ended March 31,		Growth Rate
	2019	2018
	(in millions, except for dollar amounts and percentages)
Active Riders	20.5	14.2	44%
Revenue per Active Rider	$37.85	$27.89	36%
We define Active Riders as all riders who take at least one ride during a quarter where the Lyft Platform processes the transaction. An Active Rider is identified by a unique phone number. If a rider has two mobile phone numbers or changed their phone number and such rider took rides using both phone numbers during the quarter, that person would count as two Active Riders. If a rider has a personal and business profile tied to the same mobile phone number, that person would be considered a single Active Rider. If a ride has been requested by an organization using our Concierge offering for the benefit of a rider, we exclude this rider in the calculation of Active Riders.
In the fourth quarter of 2019, we updated the definition of Active Riders to include riders who have migrated from the legacy Motivate platform to the Lyft platform, which resulted in a 0.01% increase, or an additional 1,167 Active Riders, in the fourth quarter. Prior to the fourth quarter of 2019, for Motivate, only riders that had taken a ride or rented a bike or scooter through the Lyft App during the quarter were counted as an Active Rider. This change had no impact on the Active Riders disclosed in any of the prior periods presented.
Initial Public Offering
Our IPO Registration Statement was declared effective on March 28, 2019 and our Class A common stock began trading on the Nasdaq Global Select Market on March 29, 2019. Our IPO was completed on April 2, 2019 and the partial exercise of the underwriters’ option to purchase additional shares was completed on April 9, 2019. Our consolidated financial statements as of December 31, 2019 and for the year then-ended reflect the sale by us of an aggregate of 35,496,845 shares in our IPO, including pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at the public offering price of $72.00 per share, for aggregate net proceeds to us of approximately $2.5 billion, after underwriting discounts and commissions and offering expenses, and the conversion of all outstanding shares of our redeemable convertible preferred stock into an aggregate of 219,175,709 shares of Class A common stock.
Our consolidated financial statements as of December 31, 2019 and for the year then-ended reflect stock-based compensation expense of $1.6 billion primarily associated with the vesting of RSUs for which the requisite service condition was met as of December 31, 2019. The liquidity event condition for RSUs, if any, was satisfied upon the effectiveness of our IPO Registration Statement on March 28, 2019.

Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
Ridesharing Marketplace
We recognize revenue from fees paid by drivers for use of our Lyft platform offerings using the five-step revenue recognition model described in Note 2 of the notes to our consolidated financial statements, in accordance with ASC 606. Drivers enter into terms of service (“ToS”) with us in order to use our Lyft Driver app.
We provide a service to drivers to complete a successful transportation service for riders. This service includes on-demand lead generation that assists drivers to find, receive and fulfill on-demand requests from riders seeking transportation services and related collection activities using our Lyft platform. As a result, our single performance obligation in the transaction is to connect drivers with riders to facilitate the completion of a successful transportation service for riders.
We evaluate the presentation of revenue on a gross versus net basis based on whether we act as a principal by controlling the transportation service provided to the rider or whether we act as an agent by arranging for third parties to provide the service to the rider. We facilitate the provision of a transportation service by a driver to a rider (the driver’s customer) in order for the driver to fulfill their contractual promise to the rider. The driver fulfills their promise to provide a transportation service to their customer through use of the Lyft platform. While we facilitate setting the price for transportation services, the drivers and riders have the discretion in accepting the transaction price through the platform. We do not control the transportation services being provided to the rider nor do we have inventory risk related to the transportation services. As a result, we act as an agent in facilitating the ability for a driver to provide a transportation service to a rider.
We report revenue on a net basis, reflecting the service fees and commissions owed to us from the drivers as revenue, and not the gross amount collected from the rider. We made this determination of not being primarily responsible for the services since we do not promise the transportation services, do not contract with drivers to provide transportation services on our behalf, do not control whether the driver accepts or declines the transportation request via the Lyft platform, and do not control the provision of transportation services by drivers to riders at any point in time either before, during, or after, the trip.
We consider the ToS and our customary business practices in identifying the contracts under ASC 606. As our customary business practice, a contract exists between the driver and us when the driver’s ability to cancel the trip lapses, which typically is upon pickup of the rider. We collect the fare and related charges from riders on behalf of drivers using the rider’s pre-authorized credit card or other payment mechanism and retain any fees owed to us before making the remaining disbursement to drivers; thus the driver’s ability and intent to pay is not subject to significant judgment.
We earn service fees and commissions from the drivers either as the difference between an amount paid by a rider based on an upfront quoted fare and the amount earned by a driver based on actual time and distance for the trip or as a fixed percentage of the fare charged to the rider. In an upfront quoted fare arrangement, as we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. We earn a variable amount from the drivers and may record a loss from a transaction, which is recorded as a reduction to revenue, in instances where an up-front quoted fare offered to a rider is less than the amount we are committed to pay the driver.
We recognize revenue upon completion of a ride as the single performance obligation is satisfied and we have the right to receive payment for the services rendered upon the completion of the ride.
We offer various incentive programs to drivers that are recorded as reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received.

Bikes and Scooters
In 2018, we started to generate revenue from subscription fees and single-use ride fees paid by riders of shared bikes and scooters to access our network of shared bikes and scooters. Subscription fees are recognized on a straight-line basis over the subscription period. Single-use ride fees are recognized upon completion of each ride.
Express Drive Program Revenue
During 2018, we expanded our Express Drive program with Flexdrive. Under our agreement with Flexdrive, we are required to pay fleet operating costs over periods ranging from two to three years for vehicles that we have committed will remain in a dedicated fleet to be ready to be rented by drivers using our platform. Fleet operating costs include monthly fixed payments and other vehicle operating costs. Such payments are required to be made regardless of whether the vehicles are rented by drivers using our platform. Drivers who rent vehicles through the arrangement with Flexdrive are charged rental fees which we collect from the driver. We collect rental fees by deducting such amounts from the driver’s on our platform, or though charging the driver’s credit card.
We are a principal in car rental transactions involving Flexdrive as we become a lessee for each vehicle prior to its rental by a driver and are committed to the payment of fixed monthly payments and other vehicle operating costs. We sublease the vehicles to drivers when they are rented by drivers and, as a result, we consider ourselves to be the accounting sublessor in our arrangements with drivers. Vehicle leases with Flexdrive are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. Sublease income (revenue) and head lease expense for our transactions involving Flexdrive are recognized on a gross basis in our consolidated financial statements. The rental revenue recognized for the years ended December 31, 2019 and 2018 under the Flexdrive arrangement was $111.3 million and $54.8 million, respectively. Revenue from the Express Drive program was not material for the year ended December 31, 2017. In February 2020, we signed and closed the acquisition of Flexdrive, refer to Note 16 “Subsequent Events” to our consolidated financial statements for information regarding this acquisition.
Insurance Reserves
We utilize both a wholly-owned insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs, including auto liability, uninsured and underinsured motorist, auto physical damage and general business liabilities up to certain limits. The recorded liabilities reflect the estimated ultimate cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are evaluated for appropriateness with claims reserve valuations provided by an independent third-party actuary on a quarterly basis.
Insurance claims may take several years to completely settle, and we have limited historical loss experience. Because of the limited operational history, we make certain assumptions based on currently available information and industry statistics and utilize actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Reserves are continually reviewed and adjusted as necessary as experience develops or new information becomes known. However, while we believe that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts will be paid to settle the liability and when amounts will be paid may vary from the estimated amounts provided for on the consolidated balance sheets.
Stock-Based Compensation
We incur stock-based compensation expense primarily from restricted stock units (“RSUs”), stock options, and stock purchase rights granted under the Company’s Employee Stock Purchase Plan (“ESPP”).
We estimate the fair value of stock options granted to employees, directors and consultants and ESPP purchase rights using the Black-Scholes option-pricing model. The fair value of stock options that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. We recognize compensation expense related to the ESPP purchase rights on a straight-line basis over the offering period, which is typically 12 months.
The fair value of RSUs is estimated based on the fair market value of our common stock on the date of grant, which subsequent to our IPO is determined based on the closing price of our Class A common stock as reported on the date of grant. Prior to our IPO, we granted RSUs which vest upon the satisfaction of both a service condition and a performance condition.

Compensation expense for RSUs with service and performance conditions is amortized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of our IPO Registration Statement on March 28, 2019. On that date we recorded a cumulative stock-based compensation expense of $857.2 million using the accelerated attribution method for the RSUs for which the service condition was satisfied as of March 28, 2019. The remaining unrecognized stock-based compensation expense related to these RSUs is recorded over their remaining requisite service periods. The compensation expense for RSUs granted after March 28, 2019, which vest upon satisfaction of a service-based condition only, is recognized on a straight-line basis over the requisite service period. As of December 31, 2019, the total unrecognized compensation cost related to RSUs was $1.1 billion, which we expect to recognize over the remaining weighted-average period of approximately 2.6 years.
Stock-based compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by us based on the fair value of assets received. Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from two to twelve years.
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the goodwill may not be recoverable. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amounts, the quantitative impairment test will be required. There was no impairment of goodwill recorded for the years ended December 31, 2019, 2018 and 2017.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” which increases lease transparency and comparability among organizations. Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. We adopted the standard on January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on our accumulated deficit as of January 1, 2019 as a result of the adoption of this standard. The consolidated financial statements for the year ended December 31, 2019 is presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. The adoption of the new lease standard resulted in the recognition of operating lease right-of-use assets of $285.6 million and operating lease liabilities, including operating lease liabilities — current, of $314.1 million as of January 1, 2019. In connection with the adoption of this standard, deferred rent of $28.5 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheet as of December 31, 2018, was derecognized.
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this report.

Components of Results of Operations
Revenue
We primarily generate revenue from drivers for use of our ridesharing marketplace, riders for use of our bikes and scooters and renters under our Express Drive program with Flexdrive.
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
In 2018, we started to generate revenue from subscription fees paid by riders to access our network of shared bikes and single-use ride fees paid by riders to access our network of shared bikes and scooters. Revenue is earned based on the gross amounts for subscription fees or single-use ride fees paid by riders for use of our bikes and scooters, reduced by certain rider incentives we provide. Revenue from the network of shared bikes and scooters was not material for the years ended December 31, 2019 and 2018.
Under the Express Drive program, we connect drivers who need access to a car with third-party rental car companies. We facilitate the car rental transactions between car rental companies and drivers. During 2018, we expanded our Express Drive program with Flexdrive. Under our agreement with Flexdrive, we are required to pay fleet operating costs over periods ranging from two to three years for vehicles that we have committed will remain in a dedicated fleet to be ready to be rented by drivers using our platform. Fleet operating costs include monthly fixed payments and other vehicle operating costs. Such payments are required to be made regardless of whether the vehicles are rented by drivers using our platform. Drivers who rent vehicles through the arrangement with Flexdrive are charged rental fees, which we collect from the driver. We collect rental fees by deducting such amounts from the driver’s earnings on our platform, or through charging the driver’s credit card.
We are a principal in car rental transactions involving Flexdrive as we become a lessee for each vehicle prior to its rental by a driver and are committed to the payment of fixed monthly amounts and other fleet operating costs. We sublease the vehicles to drivers when they are rented by drivers and, as a result, we consider ourselves to be the accounting sublessor in its arrangements with drivers. Vehicle leases with Flexdrive are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. Sublease income (revenue) and head lease expense for our transactions involving Flexdrive are recognized on a gross basis in the consolidated financial statements. The rental revenue recognized under the Flexdrive program was $111.3 million and $54.8 million for the years ended December 31, 2019 and 2018. Revenue from the Express Drive program was not material for the year ended December 31, 2017. In February 2020, we signed and closed the acquisition of Flexdrive, refer to Note 16 “Subsequent Events” to our consolidated financial statements for information regarding this acquisition.
In some cases, we also earn Concierge platform fees from organizations that use our Concierge offering, which is a product that allows organizations to request rides for their customers and employees through our ridesharing marketplace. Concierge platform fees are earned as a fixed dollar amount per ride or a percentage of the ride price depending on the contract and such Concierge platform fee revenue is recognized on a gross basis.
Cost of Revenue
Cost of revenue primarily consists of insurance costs that are generally required under TNC and city regulations for ridesharing and bike and scooter rentals, respectively, payment processing charges, including merchant fees, chargebacks and failed charges, hosting and platform-related technology costs, certain direct costs related to bikes and scooters and car rental programs for Lyft Rentals and Flexdrive, personnel-related compensation costs and amortization of technology-related intangible assets.
We plan to continue to drive an increased volume of rides and expand the reach of our platform through increased usage, geographic expansion, as well as through additional offerings. We expect that cost of revenue will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
Operations and Support
Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, bike and scooter fleet operations support costs, driver background checks and onboarding costs, fees paid to third parties providing operations support, facility costs and certain car rental fleet support costs.

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
We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and enhance the user experience. We expect that research and development expenses will increase in absolute dollars in future periods partially as a result of the termination of a co-development partnership for developing autonomous technology at the end of 2019. We expect that research and development expenses will vary from period-to-period as a percentage of revenue.
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, driver incentives for referring new drivers or riders, personnel-related compensation costs, advertising expenses, rider refunds and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred.
We plan to continue to invest in sales and marketing to attract and retain riders and drivers on our platform and increase our brand awareness. We expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near term. We expect that, in the long-term, our sales and marketing expenses will decrease as a percentage of revenue as we continue to drive efficiencies by reducing rider acquisition expenses and the use of rider incentives.
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation costs, certain insurance costs that are generally not required under TNC regulations, professional services fees, certain loss contingency expenses including legal accruals and settlements, insurance claims administrative fees, facility costs, and other corporate costs. General and administrative expenses are expensed as incurred.
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
Provision for Income Taxes
Our provision for income taxes consists primarily of income taxes in foreign jurisdictions and U.S. state income taxes. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards, or NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue	$3,615,960	$2,156,616	$1,059,881
Costs and expenses
Cost of revenue	2,176,469	1,243,400	659,533
Operations and support	636,116	338,402	183,513
Research and development	1,505,640	300,836	136,646
Sales and marketing	814,122	803,751	567,015
General and administrative	1,186,093	447,938	221,446
Total costs and expenses	6,318,440	3,134,327	1,768,153
Loss from operations	(2,702,480)	(977,711)	(708,272)
Interest income	102,506	66,462	20,243
Other income, net	89	652	284
Loss before income taxes	(2,599,885)	(910,597)	(687,745)
Provision for income taxes	2,356	738	556
Net loss	$(2,602,241)	$(911,335)	$(688,301)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	60.2	57.6	62.2
Operations and support	17.6	15.7	17.3
Research and development	41.6	13.9	12.9
Sales and marketing	22.5	37.3	53.5
General and administrative	32.8	20.8	20.9
Total costs and expenses	174.7	145.3	166.8
Loss from operations	(74.7)	(45.3)	(66.8)
Interest income	2.8	3.1	1.9
Other income, net	—	—	—
Loss before income taxes	(71.9)	(42.2)	(64.9)
Provision for income taxes	0.1	0.1	—
Net loss	(72.0)%	(42.3)%	(64.9)%

Comparison of Years Ended December 31, 2019, 2018 and 2017
Revenue

	Year Ended December 31,			2018 to 2019 % Change	2017 to 2018 % Change
	2019	2018	2017
	(in thousands, except for percentages)
Revenue	$3,615,960	$2,156,616	$1,059,881	68%	103%
2019 Compared to 2018
Revenue increased $1.5 billion, or 68%, in the year ended December 31, 2019 compared to the prior year, driven primarily by an increase in the number of Active Riders and the revenue generated on our platform per Active Rider. The number of Active Riders increased between 23% and 44% in each of the quarters of 2019 compared to the same periods in 2018 primarily due to the wider market adoption of ridesharing in addition to our initiatives to attract and retain riders. We also believe the publicity and attention surrounding our IPO contributed to the increase in the number of Active Riders in the first and second quarters of 2019 as compared to the same periods in 2018. Revenue per Active Rider increased between 22% and 36% in each of the quarters ended in 2019 as compared to the same periods in 2018 primarily from increased service fees and commissions including efficiencies from Shared Rides, greater efficiency and effectiveness of driver incentives, revenue from our network of shared bikes and scooters and revenue from the Flexdrive program. We expect that Active Rider growth on a percentage basis will continue to moderate and the number of Active Riders may fluctuate as we continue to focus on profitable growth by attracting and retaining the more valuable Active Riders and increasing revenue per Active Rider.
2018 Compared to 2017
Revenue increased $1.1 billion, or 103%, in the year ended December 31, 2018 compared to the prior year, driven primarily by an increase in the number of Active Riders and the revenue generated on our platform per Active Rider. The number of Active Riders increased between 47% and 74% in each of the quarters of 2018 compared to the same periods in 2017 primarily due to an increase in our market share and wider market adoption of ridesharing.
Cost of Revenue

	Year Ended December 31,			2018 to 2019 % Change	2017 to 2018 % Change
	2019	2018	2017
	(in thousands, except for percentages)
Cost of revenue	$2,176,469	$1,243,400	$659,533	75%	89%
2019 Compared to 2018
Cost of revenue increased $933.1 million, or 75% in the year ended December 31, 2019 compared to the prior year. This increase was primarily due to an increase of $502.7 million in insurance costs related to ridesharing, largely driven by increases in insurance reserves related to current and historical periods as a result of updating actuarial assumptions to reflect currently available information, of which $215.2 million was related to an increase in changes to insurance reserves attributed to historical periods, an increase of $105.9 million in costs associated with the expansion of our network of shared bikes and scooters and the related insurance costs, largely driven by an increase in depreciation and disposal of bikes and scooters, an increase of $80.8 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, an increase of $68.7 million in payment processing fees driven by an increase of ride activities on our platform, an increase of $68.2 million in web hosting fees to support our platform and an increase of $49.0 million in costs related to our relationship with Flexdrive as we expand the Express Drive Program.
2018 Compared to 2017
Cost of revenue increased $583.9 million, or 89%, in the year ended December 31, 2018 compared to the prior year. This increase was primarily due to an increase of $318.5 million in insurance costs, an increase of $109.6 million in payment processing fees, and an increase of $74.9 million in hosting and platform-related technology costs.

Operations and Support

	Year Ended December 31,			2018 to 2019 % Change	2017 to 2018 % Change
	2019	2018	2017
	(in thousands, except for percentages)
Operations and support	$636,116	$338,402	$183,513	88%	84%
2019 Compared to 2018
Operations and support expenses increased $297.7 million, or 88%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase of $108.4 million in costs associated with expansion of our network of shared bikes and scooters largely driven by costs incurred in servicing and maintaining the fleet, an increase of $75.0 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, an increase of $65.9 in personnel costs and facility-related costs driven by increases in headcount and real estate leases to support the growth of our operations and an increase of $29.5 million in costs related to Flexdrive as we expand the Express Drive Program.
2018 Compared to 2017
Operations and support expenses increased $154.9 million, or 84%, in the year ended December 31, 2018 compared to the prior year. The increase was primarily due to an increase of $47.0 million in personnel-related costs related to increased headcount to support the growth of our local operations, an increase of $44.5 million in user support costs, and an increase of $12.3 million in costs for driver background checks and onboarding, driven by the growth in the number of new drivers.
Research and Development

	Year Ended December 31,			2018 to 2019 % Change	2017 to 2018 % Change
	2019	2018	2017
	(in thousands, except for percentages)
Research and development	$1,505,640	$300,836	$136,646	400%	120%
2019 Compared to 2018
Research and development expenses increased $1.2 billion, or 400%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase of $967.8 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, and an increase of $165.3 million in other personnel-related costs as a result of an increase in headcount to support our expanded research and development activities. The increase in research and development expenses was partially offset by an increase of $10.0 million in reimbursements by a partner for our autonomous technology efforts.
2018 Compared to 2017
Research and development expenses increased $164.2 million, or 120%, in the year ended December 31, 2018 compared to the prior year. The increase was primarily due to an increase of $151.4 million in personnel-related costs as a result of increased headcount, an increase of $18.2 million in contractor costs and an increase of $12.0 million in facilities costs. Our increased research and development expenses were driven by our efforts to launch new innovations, including our autonomous technology efforts, increase functionality on our platform and improve our efficiency in attracting and retaining drivers and riders. The increase in research and development expenses was partially offset by an increase of $45.0 million in reimbursements by a partner for our autonomous technology efforts.

Sales and Marketing

	Year Ended December 31,			2018 to 2019 % Change	2017 to 2018 % Change
	2019	2018	2017
	(in thousands, except for percentages)
Sales and marketing	$814,122	$803,751	$567,015	1%	42%
2019 Compared to 2018
Sales and marketing expenses increased $10.4 million, or 1%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase of $82.2 million in costs related to incentive programs to attract riders and drivers to use the Lyft Platform and to increase rider loyalty and ride frequency, an increase of $71.8 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, and an increase of $30.0 million in other personnel-related costs as a result of an increase in headcount to support our expanded growth in marketing activities. The increase in sales and marketing expenses was partially offset by a decrease of $141.8 million in costs associated with driver and passenger acquisition and a decrease of $23.1 million in costs associated with brand and other marketing.
2018 Compared to 2017
Sales and marketing expenses increased $236.7 million, or 42%, in the year ended December 31, 2018 compared to the prior year. The increase was primarily due to an increase in costs associated with driver referral and targeted rider incentive programs, which increased by $141.0 million from $155.6 million for the year ended December 31, 2017 to $296.6 million for the year ended December 31, 2018. The increase in the incentive programs was primarily due to an increased use of targeted rider incentive programs to increase rider loyalty and ride frequency. In addition, there was increased spending of $37.3 million on marketing programs, driven by an increase in driver advertising costs as we continue to grow our number of drivers, and an $18.3 million increase in personnel-related compensation costs driven by an increase in our headcount.
General and Administrative

	Year Ended December 31,			2018 to 2019 % Change	2017 to 2018 % Change
	2019	2018	2017
	(in thousands, except for percentages)
General and administrative	$1,186,093	$447,938	$221,446	165%	102%
2019 Compared to 2018
General and administrative expenses increased $738.2 million, or 165%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase of $395.3 million in stock-based compensation expense largely driven by expenses associated with RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement, an increase of $95.5 million in other personnel-related costs as a result of increased headcount to support our growth in operations and needs as a public company, an increase of $78.6 million in corporate insurance costs, an increase of $64.3 million in certain loss contingencies including legal accruals and settlements, and an increase of $51.6 million in consultant and advisory costs due to overall growth in our business.
2018 Compared to 2017
General and administrative expenses increased $226.5 million, or 102%, in the year ended December 31, 2018 compared to the prior year. The increase was primarily due to a $66.0 million increase in certain loss contingencies including legal accruals and settlements, a $35.7 million increase in consultant and advisory costs due to overall growth in our business, a $34.6 million increase in personnel-related compensation costs driven by an increase in our headcount and a $21.7 million increase in claims administrative fees.

Interest Income

	Year Ended December 31,			2018 to 2019 % Change	2017 to 2018 % Change
	2019	2018	2017
	(in thousands, except for percentages)
Interest income	$102,506	$66,462	$20,243	54%	228%
2019 Compared to 2018
Interest income increased $36.0 million, or 54%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily driven by an increase in our cash equivalents and short-term investments balance as we invested the proceeds from our IPO.
2018 Compared to 2017
Interest income increased $46.2 million, or 228%, in the year ended December 31, 2018 compared to the prior year. The increase was primarily driven by increases in our cash equivalents and restricted and unrestricted short-term investments during 2018 as compared to 2017. Additionally, in 2018, the yield curve for maturities under one year increased and we earned a higher return on our investments.
Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended December 31, 2019. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. Our historical results are not necessarily indicative of the results that may be expected in the future and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year. You should read the following unaudited quarterly consolidated results of operations in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on 10-K.

Quarterly Consolidated Statements of Operations

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except for per share data)
Revenue	$1,017,070	$955,598	$867,265	$776,027	$669,565	$584,951	$504,912	$397,188
Costs and expenses(1)
Cost of revenue	502,762	580,714	630,136	462,857	366,991	322,614	293,186	260,609
Operations and support	147,112	149,794	151,975	187,235	118,650	92,481	67,366	59,905
Research and development	276,575	288,272	309,833	630,960	96,061	77,168	64,415	63,192
Sales and marketing	194,184	163,858	180,951	275,129	218,922	241,015	175,107	168,707
General and administrative	278,251	263,820	267,286	376,736	138,964	120,348	98,472	90,154
Total costs and expenses	1,398,884	1,446,458	1,540,181	1,932,917	939,588	853,626	698,546	642,567
Loss from operations	(381,814)	(490,860)	(672,916)	(1,156,890)	(270,023)	(268,675)	(193,634)	(245,379)
Interest income	24,222	28,651	29,979	19,654	20,095	19,615	15,251	11,501
Other income (loss), net	(387)	641	(311)	146	587	409	(289)	(55)
Loss before income taxes	(357,979)	(461,568)	(643,248)	(1,137,090)	(249,341)	(248,651)	(178,672)	(233,933)
Provision for (benefit from) income taxes	(1,927)	1,909	991	1,383	(409)	510	231	406
Net loss	$(356,052)	$(463,477)	$(644,239)	$(1,138,473)	$(248,932)	$(249,161)	$(178,903)	$(234,339)
Net loss per share, basic and diluted	$(1.19)	$(1.57)	$(2.23)	$(48.53)	$(11.29)	$(11.58)	$(8.48)	$(11.69)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	299,604	294,784	288,372	23,459	22,046	21,508	21,088	20,039
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Cost of revenue	$12,696	$12,078	$15,058	$41,489	$120	$139	$137	$105
Operations and support	7,034	8,553	8,221	51,404	32	48	46	51
Research and development	128,987	153,830	182,918	506,206	1,754	1,110	515	728
Sales and marketing	6,833	7,969	12,133	45,111	24	63	47	127
General and administrative	48,861	59,746	74,908	215,276	304	1,486	756	985
Total stock-based compensation expense	$204,411	$242,176	$293,238	$859,486	$2,234	$2,846	$1,501	$1,996

The three months ended March 31, 2019 includes $857.2 million of stock-based compensation expense related to RSUs, for which the performance-based condition, if any, was satisfied on March 28, 2019, the effective date of our IPO Registration Statement, and the requisite service conditions was met as of December 31, 2019.

Consolidated Statements of Operations, as a percentage of revenue

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	49.4	60.8	72.7	59.6	54.8	55.2	58.1	65.6
Operations and support	14.5	15.7	17.5	24.1	17.7	15.8	13.3	15.1
Research and development	27.2	30.2	35.8	81.3	14.3	13.2	12.8	15.9
Sales and marketing	19.1	17.1	20.9	35.5	32.7	41.2	34.7	42.5
General and administrative	27.4	27.6	30.8	48.5	20.8	20.6	19.5	22.7
Total costs and expenses	137.6	151.4	177.7	249.0	140.3	146.0	138.4	161.8
Loss from operations	(37.5)	(51.4)	(77.7)	(149.0)	(40.3)	(46.0)	(38.4)	(61.8)
Interest income	2.4	3.0	3.5	2.5	3.0	3.4	3.0	2.9
Other income, net	—	0.1	—	—	0.1	0.1	—	—
Loss before income taxes	(35.1)	(48.3)	(74.2)	(146.5)	(37.2)	(42.5)	(35.4)	(58.9)
Provision for income taxes	(0.2)	0.2	0.1	0.2	0.0	0.1	—	0.1
Net loss	(34.9)%	(48.5)%	(74.3)%	(146.7)%	(37.2)%	(42.6)%	(35.4)%	(59.0)%

Non-GAAP Financial Measures

	Year Ended December 31,			2018 to 2019 % Change	2017 to 2018 % Change
	2019	2018	2017
	(in millions, except for percentages)
Contribution (1)	$1,812.5	$920.8	$400.9	96.8%	131.1%
Contribution Margin	50.1%	42.7%	37.8%
Adjusted EBITDA (1)	$(678.9)	$(943.5)	$(696.1)	(28.0)%	(35.5)%
Adjusted EBITDA Margin	(18.8)%	(43.7)%	(65.7)%
_______________
(1)Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and metrics. For more information regarding our use of these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Reconciliation of Non-GAAP Financial Measures.”
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
We define Contribution as revenue less cost of revenue, adjusted to exclude the following items from cost of revenue:
•amortization of intangible assets;
•stock-based compensation expense;
•payroll tax expense related to stock-based compensation; and
•changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.
For more information about cost of revenue, see the section titled “Components of Results of Operations—Cost of Revenue.”
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
For more information regarding the limitations of Contribution and Contribution Margin and a reconciliation of revenue to Contribution, see the section titled "Reconciliation of Non-GAAP Financial Measures."
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
We calculate Adjusted EBITDA as net loss, adjusted to exclude:
•interest income;
•other income, net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•payroll tax expense related to stock-based compensation;
•costs related to acquisitions, if any; and
•changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.
Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
For more information regarding the limitations of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of net loss to Adjusted EBITDA, see the section titled “Reconciliation of Non-GAAP Financial Measures.”
Reconciliation of Non-GAAP Financial Measures
We use Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Furthermore, these measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Thus, our Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
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

The following table provides a reconciliation of revenue to Contribution (in millions):

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenue	$3,616.0	$2,156.6	$1,059.9
Less: cost of revenue	(2,176.5)	(1,243.4)	(659.5)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	19.5	3.7	—
Stock-based compensation	81.4	0.5	0.5
Payroll tax expense related to stock-based compensation	1.8	—	—
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	270.3	3.4	—
Contribution	$1,812.5	$920.8	$400.9
_______________
(1)$270.3 of insurance expense recorded during the year ended December 31, 2019 reflects changes to reserves estimates of claims from the third quarter of 2019 and earlier periods. $3.4 million of insurance expense recorded during the year ended December 31, 2018 reflects changes to reserves estimates of claims from 2017 and earlier periods.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net loss	$(2,602.2)	$(911.3)	$(688.3)
Adjusted to exclude the following:
Interest income	(102.5)	(66.5)	(20.2)
Other income, net	(0.1)	(0.7)	(0.3)
Provision for income taxes	2.3	0.7	0.6
Depreciation and amortization	108.3	18.8	2.6
Stock-based compensation	1,599.3	8.6	9.5
Payroll tax expense related to stock-based compensation	44.7	—	—
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	270.3	3.4	—
Costs related to acquisitions	1.0	3.5	—
Adjusted EBITDA	$(678.9)	$(943.5)	$(696.1)
_______________
(1)$270.3 million of insurance expense recorded during the year ended December 31, 2019 reflects changes to reserves estimates of claims from the third quarter of 2019 and earlier periods. $3.4 million of insurance expense recorded during the year ended December 31, 2018 reflects changes to reserves estimates of claims from 2017 and earlier periods.
Liquidity and Capital Resources
As of December 31, 2019, our principal sources of liquidity were cash and cash equivalents of approximately $358.3 million and short-term investments of approximately $2.5 billion, exclusive of restricted cash, cash equivalents and investments of $1.6 billion. Cash and cash equivalents consisted of institutional money market funds and certificates of deposits denominated in U.S. dollars as well as commercial paper, corporate bonds and money market deposit accounts. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
In April 2019, we received net proceeds of $2.5 billion upon the completion of our IPO.

Since our inception, we have generated negative cash flows from operations, and we have financed our operations primarily through private sales of equity securities, our recent IPO and payments received through our platform. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of December 31, 2019 and 2018 were $1.4 billion and $863.7 million, respectively.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform and autonomous technology, actual insurance payments for which we have made reserves, the timing and extent of investment we are making in policy, government relations and the California ballot initiative, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. We may decide to, or be required to, seek additional equity or debt financing for any of these reasons, or others that may arise. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(105,702)	$(280,673)	$(393,526)
Net cash used in investing activities	(1,610,843)	(1,043,752)	(991,426)
Net cash provided by financing activities	1,574,196	852,238	2,048,951
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	328	(246)	—
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(142,021)	$(472,433)	$663,999

Operating Activities
Cash used in operating activities was $105.7 million for the year ended December 31, 2019. This consisted primarily of a net loss of $2.6 billion offset by non-cash stock-based compensation expense of $1.6 billion largely driven by the recognition of costs related to RSUs which we started to recognize upon the effectiveness of our IPO Registration Statement on March 28, 2019. Additionally, there was an increase in insurance reserves and accrued and other liabilities of $0.9 billion.
Cash used in operating activities was $280.7 million for the year ended December 31, 2018. This consisted of a net loss of $911.3 million, an increase in prepaid expenses and other assets of $75.6 million and a decrease in accounts payable of $40.8 million due to the timing of payments, partially offset by an increase in insurance reserves and accrued and other liabilities of $741.9 million.
Cash used in operating activities was $393.5 million for the year ended December 31, 2017. This consisted of a net loss of $688.3 million and an increase in prepaid expenses and other assets of $111.8 million, partially offset by increased accounts payable, insurance reserves and accrued and other liabilities of $399.0 million.
Investing Activities
Cash used in investing activities was $1.6 billion for the year ended December 31, 2019, which primarily consisted of purchases of short-term investments of $6.4 billion, partially offset by proceeds from sales and maturities of marketable securities of $5.2 billion.
Cash used in investing activities was $1.0 billion for the year ended December 31, 2018, which primarily consisted of purchases of short-term investments of $5.5 billion, partially offset by proceeds from sales and maturities of marketable securities of $4.7 billion.

Cash used in investing activities was $991.4 million for the year ended December 31, 2017, which primarily consisted of purchases of short-term investments of $2.6 billion, partially offset by proceeds from sales and maturities of marketable securities of $1.6 billion.
Financing Activities
Cash provided by financing activities was $1.6 billion for the year ended December 31, 2019, which primarily consisted of proceeds from the issuance of our Class A common stock in our IPO of $2.5 billion, partially offset by taxes paid related to net share settlement of equity awards of $0.9 billion.
Cash provided by financing activities was $852.2 million and $2.0 billion for the years ended December 31, 2018 and 2017, respectively, which consisted almost exclusively of proceeds from issuances of redeemable convertible preferred stock, net of issuance costs.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2019 (in millions):

	Payments Due by Period(1)(2)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$591.8	$126.0	$225.1	$106.5	$134.2
Noncancelable purchase commitments(3)	$292.3	$87.7	$151.0	$25.3	$28.2
_______________
(1)The table excludes insurance reserves due to uncertainties in the timing of settlement of these reserves.
(2)On November 30, 2018, we completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, we committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. We also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. Due to the uncertainty with respect to the timing of future cash flows associated with these commitments, we have not included these commitments in the above table.
(3)Noncancelable purchase commitments include amounts related to our March 2018 commercial agreement, which was subsequently amended in January 2019, with Amazon Web Services, or AWS. Under this amended arrangement, we are committed to spend an aggregate of at least $300 million between January 2019 and December 2021, with a minimum amount of $80 million in each of the three years, on AWS services.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of December 31, 2019, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.9 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.6 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Lyft, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lyft, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2020
We have served as the Company’s auditor since 2015.

Lyft, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$358,319	$517,690
Short-term investments	2,491,805	1,520,180
Prepaid expenses and other current assets	397,239	282,572
Total current assets	3,247,363	2,320,442
Restricted cash and cash equivalents	204,976	187,374
Restricted investments	1,361,045	863,713
Property and equipment, net	188,603	109,257
Operating lease right of use assets	441,258	—
Intangible assets, net	82,919	117,733
Goodwill	158,725	152,085
Other assets	6,494	9,439
Total assets	$5,691,383	$3,760,043
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$38,839	$32,343
Insurance reserves	1,378,462	810,273
Accrued and other current liabilities	939,865	606,203
Operating lease liabilities — current	94,199	—
Total current liabilities	2,451,365	1,448,819
Operating lease liabilities	382,077	—
Other liabilities	3,857	30,458
Total liabilities	2,837,299	1,479,277
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.00001 par value; no and 227,328,900 shares authorized as of December 31, 2019 and December 31, 2018, respectively; no and 219,175,709 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	5,152,047
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 1,000,000,000 and no shares authorized as of December 31, 2019 and December 31, 2018, respectively; no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares and 340,000,000 shares authorized, 293,793,151 Class A shares and 22,438,472 shares issued and outstanding, as of December 31, 2019 and December 31, 2018, respectively; 100,000,000 and no Class B shares authorized, 8,802,629 and no Class B shares issued and outstanding, as of December 31, 2019 and December 31, 2018, respectively	3	—
Additional paid-in capital	8,398,927	73,916
Accumulated other comprehensive income	2,725	133
Accumulated deficit	(5,547,571)	(2,945,330)
Total stockholders’ equity (deficit)	2,854,084	(2,871,281)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$5,691,383	$3,760,043
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$3,615,960	$2,156,616	$1,059,881
Costs and expenses
Cost of revenue	2,176,469	1,243,400	659,533
Operations and support	636,116	338,402	183,513
Research and development	1,505,640	300,836	136,646
Sales and marketing	814,122	803,751	567,015
General and administrative	1,186,093	447,938	221,446
Total costs and expenses	6,318,440	3,134,327	1,768,153
Loss from operations	(2,702,480)	(977,711)	(708,272)
Interest income	102,506	66,462	20,243
Other income, net	89	652	284
Loss before income taxes	(2,599,885)	(910,597)	(687,745)
Provision for income taxes	2,356	738	556
Net loss	$(2,602,241)	$(911,335)	$(688,301)
Net loss per share, basic and diluted	$(11.44)	$(43.04)	$(35.53)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	227,498	21,176	19,371
Stock-based compensation included in costs and expenses:
Cost of revenue	$81,321	$501	$464
Operations and support	75,212	177	2,549
Research and development	971,941	4,107	2,379
Sales and marketing	72,046	261	415
General and administrative	398,791	3,531	3,739
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(2,602,241)	$(911,335)	$(688,301)
Other comprehensive income (loss)
Foreign currency translation adjustment	162	988	—
Unrealized gain (loss) on marketable securities, net of taxes	2,430	156	(918)
Other comprehensive income (loss)	2,592	1,144	(918)
Comprehensive loss	$(2,599,649)	$(910,191)	$(689,219)
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 1, 2017	144,778	$2,238,770	18,734	$—	$42,057	$(1,345,694)	$(93)	$(1,303,730)
Issuance of Series G redeemable convertible preferred stock, net of issuance cost	18,662	599,715	—	—	—	—	—	—
Issuance of Series H redeemable convertible preferred stock, net of issuance cost	36,375	1,445,564	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,181	—	3,864	—	—	3,864
Issuance of restricted common stock upon early exercise of stock options	—	—	3	—	—	—	—	—
Repurchase of common stock	—	—	(2)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	101	—	—	101
Stock-based compensation	—	—	—	—	9,546	—	—	9,546
Other comprehensive loss	—	—	—	—	—	—	(918)	(918)
Net loss	—	—	—	—	—	(688,301)	—	(688,301)
Balance as of December 31, 2017	199,815	$4,284,049	19,916	$—	$55,568	$(2,033,995)	$(1,011)	$(1,979,438)
Issuance of Series H redeemable convertible preferred stock, net of issuance cost	6,397	254,162	—	—	—	—	—	—
Issuance of Series I redeemable convertible preferred stock, net of issuance cost	12,429	588,496	—	—	—	—	—	—
Issuance of Series I redeemable convertible preferred stock issued as consideration as part of a business combination	535	25,340	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,254	—	9,564	—	—	9,564
Issuance of restricted common stock upon early exercise of stock options	—	—	27	—	—	—	—	—
Issuance of restricted stock awards granted in conjunction with a business combination	—	—	241	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	207	—	—	207
Stock-based compensation	—	—	—	—	8,577	—	—	8,577
Other comprehensive income	—	—	—	—	—	—	1,144	1,144
Net loss	—	—	—	—	—	(911,335)	—	(911,335)
Balance as of December 31, 2018	219,176	$5,152,047	22,438	$—	$73,916	$(2,945,330)	$133	$(2,871,281)
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	219,176	$5,152,047	22,438	$—	$73,916	$(2,945,330)	$133	$(2,871,281)
Issuance of common stock upon exercise of stock options	—	—	10,855	—	18,336	—	—	18,336
Issuance of common stock upon settlement of RSUs	—	—	28,622	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	404	—	14,767	—	—	14,767
Shares withheld related to net share settlement	—	—	(14,394)	—	(942,982)	—	—	(942,982)
Issuance of common in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	35,497	1	2,483,622	—	—	2,483,623
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(219,176)	(5,152,047)	219,176	2	5,152,045	—	—	5,152,047
Canceled escrow shares related to business combination	—	—	(2)	—	(90)	—	—	(90)
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,599,311	—	—	1,599,311
Other comprehensive income	—	—	—	—	—	—	2,592	2,592
Net loss	—	—	—	—	—	(2,602,241)	—	(2,602,241)
Balance as of December 31, 2019	—	$—	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(2,602,241)	$(911,335)	$(688,301)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	108,429	18,752	2,611
Stock-based compensation	1,599,311	8,577	9,546
Amortization of premium on marketable securities	597	473	948
Accretion of discount on marketable securities	(39,285)	(23,605)	(5,542)
Loss on disposal of assets	36,541	—	—
Other	(875)	989	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(119,453)	(75,640)	(111,772)
Operating lease right-of-use assets	108,600	—	—
Accounts payable	5,067	(40,811)	21,384
Insurance reserves	568,190	433,735	244,587
Accrued and other liabilities	332,363	308,192	133,013
Lease liabilities	(102,946)	—	—
Net cash used in operating activities	(105,702)	(280,673)	(393,526)
Cash flows from investing activities
Purchases of marketable securities	(6,448,895)	(5,454,118)	(2,559,423)
Purchases of term deposits	(142,811)	—	—
Proceeds from sales of marketable securities	1,092,978	900,361	872,298
Proceeds from maturities of marketable securities	4,071,165	3,838,464	707,722
Purchases of property and equipment and scooter fleet	(178,088)	(68,668)	(7,537)
Purchases of other intangible assets	—	(2,200)	(4,486)
Cash paid for acquisitions, net of cash acquired	(12,323)	(257,591)	—
Other investing activities	7,131	—	—
Net cash used in investing activities	(1,610,843)	(1,043,752)	(991,426)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions, offering costs and reimbursements	2,484,029	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	842,658	2,045,279
Proceeds from exercise of stock options and other common stock issuances	33,062	9,986	3,672
Payment of deferred offering costs	—	(406)	—
Taxes paid related to net share settlement of equity awards	(942,895)	—	—
Net cash provided by financing activities	1,574,196	852,238	2,048,951
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	328	(246)	—
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(142,021)	(472,433)	663,999
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	706,486	1,178,919	514,920
End of period	$564,465	$706,486	$1,178,919
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$358,319	$517,690	$1,106,102
Restricted cash and cash equivalents	204,976	187,374	72,817
Restricted cash, included in prepaid expenses and other current assets	1,170	1,422	—
Total cash, cash equivalents and restricted cash and cash equivalents	$564,465	$706,486	$1,178,919
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$13,070	$8,154	$704
Deferred offering costs accrued, unpaid	—	1,689	—
Right of use assets acquired under operating leases	264,076	—	—
Redeemable convertible preferred stock issued as part of a business combination	—	25,340	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	5,152,047	—	—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	7,690	—	—
Decrease in goodwill from measurement period adjustments related to business combinations	3,240	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Notes to Consolidated Financial Statements
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
This network enables multiple modes of transportation including the facilitation of peer-to-peer ridesharing by connecting drivers who have a car with passengers who need a ride. The Company’s proprietary technology platform (the “Lyft Platform”) provides a marketplace where drivers can be matched with passengers via the Lyft mobile application (the “App”) where the Company operates as a Transportation Network Company (“TNC”). Drivers, who are considered the Company’s customers, provide transportation services to their passengers through various ride offerings (e.g., private rides, shared rides, luxury vehicle rides, etc.) on the Lyft Platform.
In 2018, the Company expanded its platform to offer access to new transportation options. This expansion included launching a network of shared bikes and scooters (“Light Vehicles”) in select cities available to renters for short rides. The Company also increased access to its Express Drive program in 2018. The Express Drive program allows drivers to enter into short-term rental agreements from third-party operators for vehicles that may be used to provide ridesharing services on the Lyft Platform.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The Company uses the U.S. dollar predominantly as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the consolidated statements of operations. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive loss.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, expected future results, new related events and economic conditions, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Significant items subject to estimates and assumptions include those related to losses resulting from insurance claims, fair value of financial instruments, goodwill and identifiable intangible assets, leases, indirect tax obligations, legal contingencies, valuation allowance for deferred income taxes, and the valuation of stock-based compensation.
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment. During the years ended December 31, 2019, 2018 and 2017, the Company did not generate material international revenues and as of December 31, 2019, 2018 and 2017, the Company did not have material assets located outside of the United States.
Revenue Recognition
The Company generates substantially all of its revenue from its ridesharing marketplace that connects drivers and passengers. The Company also generates revenue from its network of shared bikes and scooters, its Express Drive program, Lyft Rentals and Driver Centers. Beginning in 2018, the Company generated revenue from subscription fees paid by riders to access its network of shared bikes and single-use ride fees paid by riders to access its network of shared bikes and scooters. Subscription fees are recognized on a straight-line basis over the subscription period. Single-use ride fees are recognized upon completion of each related ride. Revenue from the network of shared bikes and scooters was not material for the years ended December 31, 2019 and 2018. For its Express Drive program, the Company primarily generates revenue from lease income earned under an arrangement with one of its third-party Express Drive partners. In February 2020, the Company signed and closed the acquisition of Flexdrive. Refer to Note 16 “Subsequent Events” to our consolidated financial statements for information regarding this acquisition.
The Company recognizes revenue for its rideshare marketplace in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), “Revenue from Contracts with Customers.”
Rideshare Marketplace:
The Company generates revenue from service fees and commissions (collectively, “fees”) paid by drivers for use of the Lyft Platform and related activities to connect drivers with passengers to facilitate and successfully complete rides via the App where Lyft operates as a Transportation Network Company. The Company recognizes revenue upon completion of each ride. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from passengers on behalf of drivers.

Principal vs. Agent Considerations: The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the transportation service provided to the passenger or whether it acts as an agent by arranging for third parties to provide the service to the passenger. The Company facilitates the provision of a transportation service by a driver to a passenger (the driver’s customer) in order for the driver to fulfill their contractual promise to the passenger. The driver fulfills their promise to provide a transportation service to their customer through use of the Lyft Platform. While the Company facilitates setting the price for transportation services, the drivers and passengers have the discretion in accepting the transaction price through the platform. The Company is not responsible for fulfilling transportation services being provided to the passenger nor does the Company have inventory risk related to these services. The Company is acting as an agent in facilitating the ability for a driver to provide a transportation service to a passenger. The Company reports revenue on a net basis, reflecting the fee owed to the Company from a driver as revenue, and not the gross amount collected from the passenger. The Company determined that it is not primarily responsible for the services since it does not promise the transportation services, does not contract with drivers to provide transportation services on the Company’s behalf, does not control whether the driver accepts or declines the transportation request via the Lyft Platform, and does not control the provision of transportation services by drivers to passengers at any point in time either before, during or after the ride.
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

5. Recognition of Revenue when, or as, the Company Satisfies a Performance Obligation: Revenue is recognized at the time the performance obligation is satisfied by transferring the control of the promised service to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for the service. The Company recognizes revenue upon completion of a ride as its performance obligation is satisfied upon the completion of the ride. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of ride completion, the Company has the right to receive payment for the services rendered. Accordingly, there are no partially satisfied or unsatisfied performance obligations as of December 31, 2019 and 2018.
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
Express Drive Program Revenue
Under the Express Drive program, the Company connects drivers who need access to a car with third-party rental car companies. The Company facilitates car rental transactions between car rental companies and drivers. During 2018, the Company expanded its Express Drive program with Flexdrive, a third-party rental car provider. Under the Company’s agreement with Flexdrive (the “head lease”), the Company is required to pay fleet operating costs over periods ranging from two to three years for vehicles that the Company has committed will remain in a dedicated fleet to be ready to be rented by drivers using the Lyft Platform. Fleet operating costs include monthly fixed payments and other vehicle operating costs. Such payments are required to be made regardless of whether the vehicles are rented by drivers using the Lyft Platform. Drivers who rent vehicles through the arrangement with Flexdrive are charged rental fees which the Company collects from the driver. The Company collects rental fees by deducting such amounts from the driver’s earnings on the Lyft Platform, or through charging the driver’s credit card.
The Company is a principal in car rental transactions involving Flexdrive as the Company becomes a lessee for each vehicle prior to its rental by a driver and is committed to the payment of fixed monthly amounts and other fleet operating costs. The Company subleases the vehicles to drivers when they are rented by drivers and, as a result, the Company considers itself to be the accounting sublessor in its arrangements with drivers. Vehicle leases with Flexdrive are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. Sublease income (revenue) and head lease expense for the Company’s transactions involving Flexdrive are recognized on a gross basis in the consolidated financial statements. The revenue recognized for the years ended December 31, 2019 and 2018 under the Flexdrive program was $111.3 million and $54.8 million, respectively. Revenue from the Express Drive program was not material for the year ended December 31, 2017. In February 2020, the Company signed and closed the acquisition of Flexdrive. Refer to Note 16 “Subsequent Events” to our consolidated financial statements for information regarding this acquisition.
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

Passenger Incentives
The Company has several passenger incentive programs, which are offered to encourage passenger activity on the Lyft Platform. Generally, the passenger incentive programs are as follows:
(i)Market-wide marketing promotions and discounts on shared rides. Market-wide promotions reduce the fare charged by drivers to passengers for all or substantially all rides in a specific market. This type of incentive effectively reduces the overall pricing of the service provided by drivers for that specific market and the gross fare charged by the driver to the passenger, and thereby results in a lower fee earned by the Company. In addition, discounted pricing on shared rides may result in a reduced fee earned by the Company. Accordingly, the Company records these types of incentives as a reduction to revenue at the date it records the corresponding revenue transaction.
(ii)Targeted marketing promotions. Targeted marketing promotions are used in newly launched markets but may also be used in mature markets from time to time. An example of a promotion is when the Company offers a number of discounted rides (capped at a given number of rides) which are valid only during a limited period of time to a targeted group of occasional passengers. The Company believes that the incentives that provide consideration to passengers to be applied to a limited number of rides are similar to marketing coupons. These incentives differ from the market-wide marketing promotions because they do not reduce the overall pricing from the service provided by drivers for a specific market. The intent of these incentives is to promote the use of the Lyft Platform to the targeted group of passengers.
During the promotion period, passengers not utilizing an incentive would be charged the full fare. These incentives represent marketing costs. When a passenger redeems the incentive, the Company recognizes revenue equal to the transaction price and the cost of the incentive is recorded as sales and marketing expense.
(iii)Passenger referral programs. Under the passenger referral program, the referring passenger (the referrer) earns referral coupons when a new passenger (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of December 31, 2019 and 2018 the passenger referral coupon liability was not material.
Light Vehicle Renter Incentives
Incentives offered to Light Vehicle renters to access the Company’s network of shared bikes and scooters were not material for the years ended December 31, 2019 and 2018.
For the years ended December 31, 2019, 2018 and 2017, in relation to the driver, passenger and Light Vehicle renter incentive programs, the Company recorded $560.3 million, $555.4 million and $383.9 million as a reduction to revenue and $381.5 million, $299.2 million and $155.6 million as sales and marketing expense, respectively.
Refunds
From time to time the Company issues credits or refunds to passengers unsatisfied by the level of service provided by the driver. There is no legal obligation to remunerate such passengers nor does the Company issue such credits or refunds to passengers on behalf of the drivers. The Company accounts for credits or refunds, which are not recoverable from the drivers as sales and marketing expenses when incurred. For the years ended December 31, 2019, 2018 and 2017, passenger refunds were $33.9 million, $41.8 million and $26.4 million, respectively. The credits and refunds for Light Vehicle renters were not material for the years ended December 31, 2019 and 2018.
Cost of Revenue
Cost of revenue primarily consists of insurance costs that are generally required under TNC and city regulations for ridesharing and Light Vehicle rentals, respectively, payment processing charges, including merchant fees, chargebacks and failed charges, hosting and platform-related technology costs, certain direct costs related to Light Vehicles, the Flexdrive program, personnel-related compensation costs and amortization of technology related intangible assets.
Operations and Support
Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to passengers, drivers and Light Vehicle renters, driver background checks and onboarding costs, fees paid to third parties providing operations support and Express Drive program support costs.

Research and Development
Research and development expenses primarily consist of personnel-related compensation costs and facilities costs. Such expenses include costs related to the Company’s autonomous vehicle technology initiatives. Research and development costs are expensed as incurred.
Sales and Marketing
Sales and marketing expenses primarily consist of passenger incentives and refunds, driver incentives for referring new drivers or passengers, personnel-related compensation costs, advertising expenses, passenger refunds and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses were $188.3 million, $352.3 million and $315.6 million, respectively, for the years ended December 31, 2019, 2018 and 2017.
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation costs, certain insurance costs that are generally not required under TNC regulations, professional services fees, certain loss contingency expenses including legal accruals and settlements, claims administrative fees, facility costs, and other corporate costs. General and administrative expenses are expensed as incurred.
Stock-Based Compensation
The Company incurs stock-based compensation expense primarily from RSUs, stock options, and ESPP purchase rights.
The Company estimates the fair value of stock options granted to employees, directors, and consultants and ESPP purchase rights using the Black-Scholes option-pricing model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:
•per share fair value of the underlying common stock;
•exercise price;
•expected term;
•risk-free interest rate;
•expected annual dividend yield; and
•expected stock price volatility over the expected term.
The Company estimates the expected term for stock options using the simplified method for “plain vanilla” stock option awards. The expected term of the ESPP purchase rights is estimated using the period from the beginning of the offering period to the end of each purchase period. Since the Company has limited history as a public company and does not yet have sufficient trading history for the Company's common stock, the Company estimates volatility for stock options and ESPP purchase rights using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock options or ESPP purchase rights granted.
The fair value of stock options that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. The Company recognizes compensation expense related to the ESPP purchase rights on a straight-line basis over the offering period, which is typically 12 months.
The fair value of RSUs is estimated based on the fair market value of the Company’s common stock on the date of grant, which subsequent to the IPO is determined based on the closing price of the Company’s Class A common stock as reported on the date of grant. Prior to the IPO, the Company granted RSUs which vest upon the satisfaction of both a service condition and a performance condition.

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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.
Under the provisions of ASC 740-10, Income Taxes, the Company evaluates uncertain tax positions by reviewing against applicable tax law for all positions taken by the Company with respect to tax years for which the statute of limitations is still open. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognizes interest and penalties related to the liability for unrecognized tax benefits, if any, as a component of the income tax expense line in the accompanying consolidated statement of operations.
Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive loss. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Cash and Cash Equivalents
Cash equivalents consist of institutional money market funds and certificates of deposits denominated in U.S. dollars as well as commercial paper and corporate bonds. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash. Also included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions, which was immaterial as of each of December 31, 2019 and 2018, and money market deposit accounts that are stated at cost, which approximate fair value.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.

Short-Term Investments
The Company holds short-term investments in commercial paper, certificates of deposit, and corporate bonds, which mature in twelve months or less. The Company considers its investments as available to support its current operations. As a result, the Company classifies its investments as current assets in the accompanying consolidated balance sheets. The Company classifies these securities as “available-for-sale” and carries them at fair value on the consolidated balance sheets. Unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). Realized gains and losses are recognized upon sale. The specific identification method is used to determine the cost basis of fixed income securities sold. As of December 31, 2019 and 2018, accumulated other comprehensive income primarily relates to unrealized gains and losses on available-for-sale investments, net of estimated taxes. The Company’s short-term investments also include certain term deposits that are stated at cost, which approximate fair value.
The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary.” This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, the Company will recognize an impairment loss, and a new cost basis in the investment will be established. To date, the Company has not recorded any impairment related to its investments in its consolidated statements of operations.
Restricted Investments
The Company’s contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claim payments. Restricted reinsurance trust investments as of December 31, 2019 and 2018 were $1.4 billion and $0.9 billion, respectively.
Concentrations of Credit Risk
The Company’s cash, cash equivalents and short-term investments are potentially subject to concentration of credit risk. Although the Company deposits its cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists. The Company limits purchases of debt securities to investment-grade securities.
Fair Value Measurements
The Company measures assets and liabilities at fair value based on an expected exit price, which represents the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
Level 1Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
The carrying values of the Company’s accounts payable and accrued and other liabilities approximate their respective fair values due to the short period of time to payment.

Light Vehicle Fleet
The Company’s Light Vehicle fleet consists of bikes and scooters. Scooters are stated at cost less accumulated depreciation and are included in prepaid expenses and other current assets in the consolidated balance sheets. Depreciation is computed using a straight-line method over the estimated useful life of the scooters, which is less than 12 months. As of December 31, 2019 and 2018, the cost of scooters not yet placed in service was $9.7 million and $23.3 million, respectively. As of December 31, 2019 and 2018, the carrying value of scooters placed in service was not material. Bikes are included in property and equipment, net in the consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset, which is generally between two and five years. Depreciation for property and equipment commences once they are ready for our intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets. Construction in progress is related to property and equipment that has not yet been placed in service for its intended use.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisition of entities are accounted for using the purchase method of accounting based on management’s estimate of the fair value of assets received. Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from two to twelve years.
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of its fair value. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. There was no impairment of goodwill recorded for the years ended December 31, 2019, 2018 and 2017.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets recorded for the years ended December 31, 2019, 2018 and 2017.
Software Development Costs
The Company incurs costs related to developing the Lyft Platform and related support systems. The Company capitalizes development costs related to the Lyft Platform once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. The Company did not capitalize any software development costs during the years ended December 31, 2019, 2018 and 2017, as such costs were not material.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to anticipated equity offerings, are capitalized and offset against proceeds upon the consummation of the offerings within stockholders’ equity (deficit). In the event an anticipated offering is terminated, deferred offering costs will be expensed. As of December 31, 2019, there were no capitalized deferred offering costs in the consolidated balance sheet. As of December 31, 2018, there were $2.1 million of deferred offering costs capitalized in other assets (noncurrent) in the consolidated balance sheet.

Insurance Reserves
The Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage and general business liabilities up to certain limits. The recorded liabilities reflect the estimated ultimate cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are evaluated for appropriateness with claims reserve valuations provided by an independent third-party actuary on a quarterly basis.
Insurance claims may take several years to completely settle, and the Company has limited historical loss experience. Because of the limited operational history, the Company makes certain assumptions based on currently available information and industry statistics and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Reserves are continually reviewed and adjusted as necessary as experience develops or new information becomes known. However, while management believes that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts that will ultimately be paid to settle the liability and when amounts will be paid may vary from the estimated amounts provided for the consolidated balance sheets.
Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses.
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance amended guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statements of operations as the costs related to the hosting fees. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this ASU as of January 1, 2019, which did not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU and subsequently issued amendments require a lessee to recognize leases with a term greater than 12 months on the balance sheet. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements—Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Additionally, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This update provided additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This update provided amendments to various lease topics including sales taxes collected from lessees, certain lessor costs paid to third parties, and variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Topics (842) Codification Improvements. The amendments in this update increased transparency and comparability for the recognition of leases and disclosures about leasing transactions. This update provided additional clarity on determining the value of the underlying asset by lessors that are not manufacturers or dealers. Additionally, this update provided guidance on transition disclosures related to leases. The Company adopted these new standards effective as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on the Company’s accumulated deficit as of January 1, 2019 as a result of the adoption of these standards. The consolidated financial statements for the year ended December 31, 2019 is presented under the new standard, while the comparative periods presented, consistent with the optional practical expedients in transition allowed under Topic 842, are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The adoption of the new lease standards resulted in the recognition of operating lease right-of-use assets of $285.6 million and operating lease liabilities, including operating lease liabilities — current, of $314.1 million as of January 1, 2019. In connection with the adoption of these standards, deferred rent of $28.5 million, which was previously recorded in accrued and other current liabilities and in other long-term liabilities on the consolidated balance sheet as of December 31, 2018, was derecognized. See Note 7, “Leases,” for more information.
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The Company adopted this ASU on a retrospective basis as of January 1, 2019, which did not have any impact on its consolidated financial statements.

3. Acquisitions
Acquisition of Bikeshare Holdings LLC (“Motivate”)
On November 30, 2018 (the “Closing Date”), the Company completed its acquisition of Motivate, a New York-headquartered bikeshare company, for cash consideration of $250.9 million. The purpose of the acquisition is to establish a solid foothold in the bikeshare market and offer access to new transportation options on the Lyft Platform.
Acquisition costs of $2.6 million were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2018.
In connection with the acquisition of Motivate, the Company recognized identifiable assets and assumed liabilities based on their respective fair values at the Closing Date. The following table summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$7,248
Prepaid expenses and other assets	20,458
Property and equipment	68,312
Identifiable intangible assets	89,800
Total identifiable assets acquired	185,818
Total liabilities assumed	53,357
Net assets acquired	132,461
Goodwill	118,474
Total acquisition consideration	$250,935
Goodwill represents the excess of the total purchase consideration over the fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to expected synergies and monetization opportunities from the expanded platform as well as planned growth in new markets expected to be achieved from the combined operations of the Company and Motivate. The acquisition is considered to be an asset acquisition for tax purposes and goodwill recognized in the acquisition is not deductible for tax purposes. During the fourth quarter of 2019, the Company recorded immaterial measurement period adjustments. The offset of these adjustments were recorded as a decrease to "Goodwill."
An assessment of the fair value of identified intangible assets and their respective useful lives are as follows:

	Fair Value (in thousands)	Estimated Useful Life (In years)
Contractual relationships – cities	$61,100	3-12
User relationships	18,700	3
Developed technology	10,000	1
Total intangible assets	$89,800

The fair value of the contractual relationships – cities was determined using the income approach. In the income approach, the fair value of an asset is based on the expected receipt of future economic benefits such as earnings and cash inflows from current sales projections and estimated costs over the estimated contractual relationship period which varies from three to twelve years. Indications of value were developed by discounting these benefits to their present value.
The fair value of the user relationships and developed technology was determined using the replacement cost approach. In the replacement cost approach, the fair value of an asset is based on the cost of a market participant to reconstruct a substitute asset of comparable utility, adjusted for any obsolescence. The fair value of the asset would include the seller’s expected profit margin in the market and any opportunity costs lost over the period to reconstruct the substitute asset.
For the years ended December 31, 2019 and 2018, Motivate revenue and net loss included in the Company’s consolidated statement of operations were not material.

Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations, which are not considered to be material.
Other Acquisitions
In the fourth quarter of 2018, the Company completed two additional business combinations in exchange for cash of $35.0 million, redeemable convertible preferred stock of $25.3 million and a liability of $1.7 million related to indemnification aggregating to a total consideration of approximately $62.0 million which are not material to the consolidated financial statements. In the fourth quarter of 2019, the Company completed two business combinations which are not material to the consolidated financial statements.
Pro forma results of operations have not been presented because the effects of the acquisitions were not material to the Company’s consolidated financial statements.
4. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows (in thousands):

Balance as of January 1, 2018	$—
Additions	152,085
Balance as of December 31, 2018	$152,085
Additions	10,947
Foreign currency translation and other adjustments	(4,307)
Balance as of December 31, 2019	$158,725

Intangible assets, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2019
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	1.6	$42,887	$26,309	$16,578
Contractual relationship – cities and user relationships	7.7	79,800	13,459	66,341
Total intangible assets		$122,687	$39,768	$82,919

	December 31, 2018
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	2.6	$42,887	$3,924	$38,963
Contractual relationship – cities and user relationships	8.7	79,800	1,030	78,770
Total intangible assets		$122,687	$4,954	$117,733

Amortization expense was $35.1 million and $4.8 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, future amortization of intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands).

Year ended December 31:
2020	$24,673
2021	12,589
2022	6,442
2023	5,639
2024	5,639
Thereafter	27,937
Total remaining amortization	$82,919

5. Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	December 31, 2019
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market deposit accounts	$217,523	$—	$—	$217,523
Term deposits	135,000	—	—	135,000
Certificates of deposit	1,275,750	887	(43)	1,276,594
Commercial paper	876,382	181	(68)	876,495
Corporate bonds	247,359	219	—	247,578
Total unrestricted cash equivalents and short-term investments	2,752,014	1,287	(111)	2,753,190
Restricted Balances(2)
Money market funds	19,250	—	—	19,250
Money market deposit accounts	7,884	—	—	7,884
Term deposits	7,811	—	—	7,811
Certificates of deposit	608,578	262	(12)	608,828
Commercial paper	791,087	165	(97)	791,155
Corporate bonds	75,828	80	—	75,908
Total restricted cash equivalents and investments	1,510,438	507	(109)	1,510,836
Total unrestricted and restricted cash equivalents and investments	$4,262,452	$1,794	$(220)	$4,264,026
_______________
(1)Excludes $96.9 million of cash, which is included within the $2.9 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)Excludes $56.4 million of restricted cash, which is included within the $1.6 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

	December 31, 2018
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$38,528	$—	$—	$38,528
Certificates of deposit	497,748	19	(213)	497,554
Commercial paper	1,135,092	38	(409)	1,134,721
Corporate bonds	119,043	19	(23)	119,039
Total unrestricted cash equivalents and short-term investments	1,790,411	76	(645)	1,789,842
Restricted Balances(2)
Money market funds	4,620	—	—	4,620
Certificates of deposit	307,650	41	(87)	307,604
Commercial paper	624,719	17	(227)	624,509
Corporate bonds	65,616	6	(36)	65,586
Total restricted cash equivalents and investments	1,002,605	64	(350)	1,002,319
Total unrestricted and restricted cash equivalents and investments	$2,793,016	$140	$(995)	$2,792,161
_______________
(1)Excludes $248.0 million of cash, which is included within the $2.0 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)Excludes $50.2 million of restricted cash, which is included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.
Property and Equipment, net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2019	2018
Bike fleet	$124,380	$65,985
Leasehold improvements	66,490	39,727
Computer equipment and software	14,026	11,366
Furniture and fixtures	473	262
Construction in progress	25,139	3,629
	230,508	120,969
Less: Accumulated depreciation	(41,905)	(11,712)
	$188,603	$109,257
Depreciation expense related to property and equipment was $37.9 million, $8.6 million, and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2019	2018
Ride-related accruals	$253,840	$188,602
Insurance-related accruals	218,161	98,062
Legal accruals	162,766	81,139
Insurance claims payable and related fees	87,357	65,897
Other	217,741	172,503
	$939,865	$606,203
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$810,273	$376,538	$131,951
Losses paid	(540,627)	(220,936)	(91,499)
Change in estimates for prior periods	219,163	3,392	—
Reserves for current period	889,653	651,279	336,086
Ending balance	$1,378,462	$810,273	$376,538

6. Fair Value Measurements
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Certificates of deposit	—	1,276,594	—	1,276,594
Commercial paper	—	876,495	—	876,495
Corporate bonds	—	247,578	—	247,578
Total unrestricted cash equivalents and short-term investments	—	2,400,667	—	2,400,667
Restricted Balances(2)
Money market funds	19,250	—	—	19,250
Certificates of deposit	—	608,828	—	608,828
Commercial paper	—	791,155	—	791,155
Corporate bonds	—	75,908	—	75,908
Total restricted cash equivalents and investments	19,250	1,475,891	—	1,495,141
Total unrestricted and restricted cash equivalents and investments	$19,250	$3,876,558	$—	$3,895,808
_______________
(1)$96.9 million of cash, $217.5 million of money market deposit accounts and $135.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.9 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)$56.4 million of restricted cash, $7.9 million of a money market deposit account and $7.8 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.6 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$38,528	$—	$—	$38,528
Certificates of deposit	—	497,554	—	497,554
Commercial paper	—	1,134,721	—	1,134,721
Corporate bonds	—	119,039	—	119,039
Total unrestricted cash equivalents and short-term investments	38,528	1,751,314	—	1,789,842
Restricted Balances(2)
Money market funds	4,620	—	—	4,620
Certificates of deposit	—	307,604	—	307,604
Commercial paper	—	624,509	—	624,509
Corporate bonds	—	65,586	—	65,586
Total restricted cash equivalents and investments	4,620	997,699	—	1,002,319
Total unrestricted and restricted cash equivalents and investments	$43,148	$2,749,013	$—	$2,792,161
_______________
(1)$248.0 million of cash is not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.0 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)$50.2 million of restricted cash is not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

The fair value of the Company’s Level 1 financial instruments is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data.
7. Leases
Leases (Topic 842) and subsequently issued amendments require a lessee to recognize leases with a term greater than 12 months on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the fiscal year, January 1, 2019. The comparative period presented is not adjusted and, therefore, those amounts are not presented below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carryforward the historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.
The Company leases real estate property under operating leases. The Company is also a lessee and a sublessor from an accounting perspective in the car rental transactions involving Flexdrive. For leases with a term greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. The Company does not separate lease and non-lease components of contracts for real estate property leases.
The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments may be fixed or variable, however, only fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized primarily in operating expenses in the period in which the obligation for those payments are incurred.
Real Estate Operating Leases
The Company leases real estate property at approximately 90 locations with 87 commenced leases and three not yet commenced leases having an initial term of 12 months or longer as of December 31, 2019. These leases are classified as operating leases. As of December 31, 2019, the remaining lease terms vary from one month to ten years. For certain leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment.

Flexdrive Program
Under the Express Drive program, the Company connects drivers who need access to a car with third-party rental car companies. The Company facilitates the car rental transactions between car rental companies and drivers. During 2018 the Company expanded its Express Drive program with Flexdrive. Under the Company’s agreement with Flexdrive (the “head lease”), the Company is required to pay fleet operating costs over periods ranging from two to three years for vehicles that the Company has committed will remain in a dedicated fleet to be ready to be rented by drivers using the Lyft Platform. Fleet operating costs include monthly fixed payments and other vehicle operating costs. Such payments are required to be made regardless of whether the vehicles are rented by drivers using the Lyft Platform. Drivers who rent vehicles through the arrangement with Flexdrive are charged rental fees for which the Company collects such payments from the driver. The Company collects rental fees by deducting such amounts from the driver’s earnings on the Lyft Platform, or through charging the driver’s credit card.
The Company is a principal in the car rental transactions involving Flexdrive as the Company becomes a lessee for each vehicle prior to its rental by a driver and is committed to the payment of fixed monthly amounts and other fleet operating costs. The Company subleases the vehicles to drivers when they are rented by drivers and, as a result, the Company considers itself to be the accounting sublessor in its arrangements with drivers. Vehicle leases with Flexdrive are classified as operating leases and, accordingly, each sublease representing a car rental transaction with a driver is also an operating lease. The lease term in the car rental sublease is less than a month. Sublease income (revenue) and head lease expense for the Company’s transactions involving Flexdrive are recognized on a gross basis in the consolidated financial statements. The revenue recognized under the Flexdrive program was $111.3 million and $54.8 million for the years ended December 31, 2019 and 2018, respectively.
Lease Position as of December 31, 2019
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands, except for remaining lease terms and percentages):

December 31, 2019
Assets
Real Estate	$316,499
Flexdrive Program	124,759
Total operating lease right-of-use assets	$441,258
Liabilities
Current
Real Estate	$40,729
Flexdrive Program	53,470
Total current operating lease liabilities	94,199
Noncurrent
Real Estate	312,323
Flexdrive Program	69,754
Total noncurrent operating lease liabilities	382,077
Total operating lease liabilities	$476,276
Weighted-average remaining lease term (years)
Real Estate	6.8
Flexdrive Program	1.9
Weighted-average discount rate(1)
Real Estate	6.6%
Flexdrive Program	6.5%
_______________
(1)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease Costs
The table below presents certain information related to the lease costs for operating leases for the year ended December 31, 2019 (in thousands):

	December 31, 2019
	Real Estate	Flexdrive Program	Total Operating Leases
Operating lease cost	$61,277	$54,142	$115,419
Short-term lease cost	4,670	—	4,670
Variable lease cost(1)	10,845	5,815	16,660
Total lease cost	$76,792	$59,957	$136,749
_______________
(1)Consist primarily of common-area maintenance, taxes and utilities for real estate leases, and certain vehicle related charges under the Flexdrive program.
Cash paid for amounts included in the measurement of operating lease liabilities was $111.1 million for the year ended December 31, 2019 and is presented as cash flows from operating activities in the consolidated statement of cash flows.
Rent expense related to noncancelable real estate operating leases was $33.7 million and $22.8 million during the years ended December 31, 2018 and 2017, respectively. Sublease income was immaterial.
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the consolidated balance sheet as of December 31, 2019 (in thousands):

	Real Estate	Flexdrive Program	Total Leases
2020	$70,308	$55,661	$125,969
2021	76,681	49,968	126,649
2022	71,104	27,357	98,461
2023	55,147	743	55,890
2024	50,613	—	50,613
Thereafter	134,210	—	134,210
Total minimum lease payments	458,063	133,729	591,792
Less: amount of lease payments representing interest	(105,011)	(10,505)	(115,516)
Present value of future minimum lease payments	353,052	123,224	476,276
Less: current obligations under leases	(40,729)	(53,470)	(94,199)
Long-term lease obligations	$312,323	$69,754	$382,077
As of December 31, 2019, the Company had an immaterial amount of real estate leases that had not yet commenced. These leases are expected to commence between February and June 2020 with lease terms of five to seven years.
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.

As of December 31, 2018, the future minimum lease payments required under noncancelable operating leases as defined under the previous accounting guidance of ASC Topic 840 were as follows (in thousands):

	Real Estate	Flexdrive Program	Total Operating Leases
2019	$51,221	$30,129	$81,350
2020	53,380	34,597	87,977
2021	52,794	6,439	59,233
2022	48,813	—	48,813
2023 and Thereafter	133,670	—	133,670
Total minimum lease payments	$339,878	$71,165	$411,043

8. Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with a web-hosting services provider under which the Company had an obligation to purchase a minimum of $150 million worth of services from this vendor through June 2021. In January 2019, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300 million between January 2019 and December 2021, with a minimum amount of $80 million in each of the three years, on services with this vendor. The Company has made payments totaling $116.5 million under the amended arrangement as of December 31, 2019.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $18.2 million as of December 31, 2019.
As of December 31, 2019, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands) (1):

2020	$87,740
2021	111,515
2022	39,526
2023	16,519
2024	8,800
Thereafter	28,199
Total future minimum payments	$292,299
_______________
(1)On November 30, 2018, the Company completed its acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. Due to the uncertainty with respect to the timing of future cash flows associated with these commitments, the Company has not included these commitments in the above table.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by cash. As of December 31, 2019 and 2018, the Company had letters of credit outstanding of $55.2 million and $48.8 million, respectively.

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
Indemnification
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s consolidated statements of operations in connection with the indemnification provisions have not been material.
Independent Contractor Classification Matters
With regard to independent contractor classification of drivers on the Lyft Platform, the Company is regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of these drivers as independent contractors, and claims that, by the alleged misclassification, the Company has violated various labor and other laws that would apply to driver employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for the Company. For example, a new law in California, known as Assembly Bill 5, codifies and extends an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill has led and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. The Company is currently involved in a number of putative class actions, individual claims both in court as well as arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified drivers as independent contractors and other matters challenging the classification of drivers on the Company’s platform as independent contractors. The Company is also in the process of responding to an inquiry from the California Public Utilities Commission regarding driver classification and Assembly Bill 5. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. However, results of litigation, arbitration and regulatory actions are inherently unpredictable and legal proceedings related to these driver claims, individually or in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
In the ordinary course of business, various drivers have challenged, and may challenge in the future, their classification on the Lyft platform as an independent contractor under federal and state law, seeking monetary, injunctive, or other relief. The Company is currently involved in a number of such actions filed by individual drivers, including those brought in, or compelled pursuant to the Company’s Terms of Service to, individual arbitration. The Company believes it has meritorious defenses, dispute the allegations of wrongdoing and intend to defend itself vigorously in these matters. There is no such pending or threatened matter that individually, in the Company’s opinion, is likely to have a material impact on the Company’s business, financial condition or results of operations; however, results of litigation and arbitration are inherently unpredictable and legal proceedings related to these driver claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.

The Company is also involved in administrative audits related to driver classification in California, Connecticut, Oregon, Wisconsin, Illinois and New Jersey. These audits relate to the Company’s alleged obligation to provide unemployment insurance benefits to drivers under state law. The Company disputes that it is obligated to provide such benefits under state law and these proceedings are ongoing.
Unemployment Insurance Assessment
In January 2017, the Company received a notice from a certain state unemployment insurance agency of an initial determination that, during the audit period beginning October 1, 2011 through December 31, 2014, the drivers who utilized the Lyft Platform during the audit period were the Company’s employees for unemployment insurance purposes. As part of that determination, the Company received an assessment for amounts purportedly due of approximately $9.5 million. The Company submitted a petition for reassessment and appealed the determination which has not yet gone to hearing. After abating personal income tax from the assessment, the amount assessed against the Company is approximately $6.6 million as of December 31, 2019. The Company believes that the independent contractors were properly classified and plans to vigorously contest the determination. Accordingly, the Company did not record any amount related to this assessment in its consolidated statements of operations.
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
Patent Litigation
The Company is currently involved in legal proceedings related to alleged infringement of patents and other intellectual property and, in the ordinary course of business, the Company receives correspondence from other purported holders of patents and other intellectual property offering to license such property and/or asserting infringement of such property. The Company disputes any allegation of wrongdoing and intend to defend the Company vigorously in these matters.
Consumer and Other Class Actions
The Company is involved in a number of class actions alleging violations of consumer protection laws such as the TCPA as well as violations of other laws such as the Americans with Disabilities Act, or the ADA. The Company disputes any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers or riders using or who have used services offered on the Lyft platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on the Lyft platform, other riders and third parties. The Company believes it has meritorious defenses, dispute the allegations of wrongdoing and intend to defend itself vigorously. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
Securities Litigation
Beginning in April 2019, several putative class actions were filed in California state and federal court against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws in connection with the IPO. These cases have been consolidated into two putative class actions, one in California state court and the other in federal court. The Company filed its demurrer to the consolidated complaint in California state court on December 30, 2019. The hearing on the Company’s demurrer is set for March 25, 2020. A scheduling order in the federal case has yet to be issued. The Company believes these lawsuits are without merit and intends to vigorously defend against them.

9. Redeemable Convertible Preferred Stock
The Company previously issued Series Seed, Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, and Series I redeemable convertible preferred stock prior to the IPO. Immediately prior to the completion of the IPO on April 2, 2019, all outstanding shares of the Company’s redeemable convertible preferred stock converted into an aggregate of 219.2 million shares of Class A common stock.
The authorized, issued and outstanding shares, issue price, conversion price, liquidation preference, and carrying value of the Company’s redeemable convertible preferred stock as of December 31, 2018 were as follows (in thousands, except for share and per share data):

	December 31, 2018
	Shares Authorized	Shares Issued and Outstanding	Issue Price	Per Conversion Price	Liquidation Preference	Carrying Value
Series Seed	6,063,921	6,063,921	$0.23	$0.23	$1,365	$1,332
Series A	8,129,364	8,129,364	0.76	0.76	$6,200	$6,180
Series B	7,067,771	7,067,771	2.10	2.10	$14,860	$14,794
Series C	14,479,445	14,479,445	4.25	4.25	$61,500	$61,440
Series D	24,674,534	24,674,534	10.13	10.13	$250,000	$249,878
Series E	47,099,094	47,099,094	19.45	19.45	$915,870	$913,810
Series F	37,263,568	37,263,568	26.79	26.79	$998,250	$991,336
Series G	18,662,127	18,662,127	32.15	32.15	$599,987	$599,715
Series H	42,771,492	42,771,492	39.75	39.75	$1,700,000	$1,699,726
Series I	21,117,584	12,964,393	47.35	47.35	$613,915	$613,836
	227,328,900	219,175,709			$5,161,947	$5,152,047

The characteristics of the redeemable convertible preferred stock were as follows:
Voting
The holders of the redeemable convertible preferred stock had one vote for each share of common stock into which the shares of redeemable convertible preferred stock would have been converted, subject to certain limitations.
Dividends
The holders of redeemable convertible preferred stock were entitled to receive noncumulative dividends, when, as and if declared by the board of directors, in proportion to the original purchase price of such shares of redeemable convertible preferred stock. As of December 31, 2019, no dividends have been declared or paid.
Liquidation Preference
In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the then outstanding redeemable convertible preferred stock, were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock, a liquidation preference in an amount per share disclosed in the above table (as adjusted for stock splits, stock dividends, and recapitalizations) plus all declared but unpaid dividends on such shares.
If the Company did not have enough assets and funds legally available for distribution to meet this requirement, all of the Company’s assets and funds available were to be distributed ratably among the holders of redeemable convertible preferred stock in proportion to the preferential amount per share each such holder was otherwise entitled to receive.

Unless stockholders representing (a) a majority of the then-outstanding redeemable convertible preferred stock, voting together as a single class on an as-converted basis, (b) a majority of the Series C redeemable convertible preferred stock and Series D redeemable convertible preferred stock, voting together as a single class on an as-converted basis, (c) a majority of the Series E redeemable convertible preferred stock, voting as a separate series, (d) a majority of the Series F redeemable convertible preferred stock, voting as a separate series, (e) a majority of the Series G redeemable convertible preferred stock, voting as a separate series, (f) a majority of the Series H redeemable convertible preferred stock, voting as a separate series (provided, however, that the approval of the holders of 71% of the Series H redeemable convertible preferred stock is required under certain circumstances) and (g) a majority of the Series I redeemable convertible preferred stock, voting as a separate series, elect otherwise, a “Deemed Liquidation Event” is defined to include (i) any liquidation, dissolution, or winding up of the Company, (ii) the merger or consolidation of the Company in which the holders of capital stock of the Company outstanding immediately prior to such merger or consolidation do not continue to represent immediately following such merger or consolidation at least 50%, by voting power, of the outstanding capital stock of the resulting or surviving entity or (iii) a sale, lease, transfer or other disposition of all or substantially all of the Company’s assets or the grant of an exclusive license to all or substantially all of the Company’s intellectual property (other than to a wholly owned subsidiary of the Company). The Company previously classified its redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contain liquidation features that are not solely within the Company’s control.
Conversion
Each share of redeemable convertible preferred stock was convertible, at the option of the holder, into common stock as determined by dividing its original price per share by the conversion price in effect at the time of conversion. The initial conversion price per share of each series of redeemable convertible preferred stock was equal to its respective original price per share, as indicated in the table above. The initial conversion price per share for each series of redeemable convertible preferred stock was subject to adjustment in accordance with anti-dilution provisions contained in the Company’s Amended and Restated Certificate of Incorporation.

Immediately prior to the completion of the IPO on April 2, 2019, all outstanding shares of the Company’s redeemable convertible preferred stock converted into an aggregate of 219.2 million shares of Class A common stock.
Redemption
No shares of redeemable convertible preferred stock were unilaterally redeemable by either the stockholders or the Company; however, the Company’s Amended and Restated Certificate of Incorporation provided that upon any liquidation event such shares were entitled to receive the applicable liquidation preference.
Series E Redeemable Convertible Preferred Stock Warrant
In conjunction with the Company’s issuance of Series E redeemable convertible preferred stock, the Company issued a warrant to a preferred stockholder to purchase 2,571,275 shares of the Company’s Series E redeemable convertible preferred stock at an exercise price of $19.45 per share. The Company recorded a fair value gain of $2.9 million in 2016 reflected in earnings. In 2016, the preferred stockholder exercised the warrant with a non-cash settlement value of $8.1 million.
10. Common Stock and Employee Stock Plans
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 20 votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer. Any dividends paid to the holders of Class A common stock and Class B common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock and Class B common stock.
The following table summarizes the Company’s shares of common stock reserved for issuance as of December 31, 2019:

Options issued and outstanding under the 2008 Plan	2,957,350
RSUs outstanding under the 2008 Plan, the 2018 Plan, and the 2019 Plan	41,685,376
Remaining shares available for future issuance under the 2019 ESPP Plan and the 2019 Plan	60,767,268

Equity Award Plans
2008 Equity Incentive Plan
In July 2008, the board of directors of the Company adopted the 2008 Equity Incentive Plan (the 2008 Plan) under which the Company may grant options to purchase its common stock and offer to sell and issue restricted shares of its common stock and issue RSUs to selected employees, officers, directors and consultants of the Company. In June 2018, this plan was superseded by the 2018 Equity Incentive Plan (the 2018 Plan) and all reserved shares under the 2008 Plan were transferred to the 2018 Plan.
Under the 2008 Plan, incentive stock options and nonqualified stock options are to be granted at a price that is not less than 100% of the fair value of the underlying common stock at the date of grant; provided, that incentive stock options granted to a person who directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company are to be at a price not less than one hundred ten percent (110%) of the fair value of the underlying common stock at the date of grant. Stock options granted to newly hired employees typically vest 25% on the first anniversary of the date of hire and ratably each month over the ensuing 36-month period. The maximum term for stock options granted under the 2008 Plan might not exceed ten years from the date of grant. RSUs granted to newly hired employees typically vest 25% on the first Company-established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period for purposes of the service condition. The maximum term for RSUs granted under the 2008 Plan might not exceed seven years from the date of grant.
2018 Equity Incentive Plan
In June 2018, the board of directors and the stockholders of the Company adopted the 2018 Plan, which serves as the successor to the 2008 Plan and provides for the grant of stock options, stock appreciation rights, restricted stock, and RSUs to employees and consultants of the Company and its subsidiaries and non-employee directors of the Company. A total of 75,504,222 shares of the Company’s common stock initially was reserved for issuance under the 2018 Plan, which was increased in June 2018 by an additional 11,836,692 shares. In addition, the shares reserved for issuance under the 2018 Plan also will include any shares subject to stock options, RSUs or similar awards granted under its 2008 Plan that, after the date the Company’s board of directors initially approved its 2018 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to its 2018 Plan from its 2008 Plan is 75,504,222 shares). Under the 2018 Plan, RSUs granted to newly hired employees typically vest 25% on the first Company-established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period for purposes of the service condition. The maximum term for RSUs granted under the 2018 Plan might not exceed seven years from the date of grant. In March 2019, this plan was superseded by the 2019 Equity Incentive Plan (the 2019 Plan) and all reserved shares under the 2018 Plan were transferred to the 2019 Plan.
2019 Equity Incentive Plan
In March 2019, the board of directors of the Company and the stockholders of the Company adopted the 2019 Plan which serves as the successor to the 2018 Plan and provides for the grant of stock options, stock appreciation rights, restricted stock, and RSUs to employees and consultants of the Company and its subsidiaries and non-employee directors of the Company.
A total of 44,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2019 Plan. In addition, the shares reserved for issuance under the Company’s 2019 Plan also included (i) those shares reserved but unissued under our 2018 Plan as of immediately prior to the termination of the 2018 Plan and (ii) any shares subject to stock options, RSUs or similar awards granted under the 2018 Plan or 2008 Plan that, after the date the Company’s board of directors approved the 2019 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the Company’s 2019 Plan pursuant to (i) and (ii) is 80,604,678 shares).
The number of shares available for issuance under the 2019 Plan will be increased on January 1 of each year, beginning on January 1, 2020, in an amount equal to the least of (i) 35,000,000 shares, (ii) five percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the administrator.

The summary of stock option activity is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of December 31, 2018	13,818	$3.27	5.1	$609,409
Exercises	(10,856)	2.76
Forfeitures	(1)	3.23
Cancellations	(4)	9.78
Balance as of December 31, 2019	2,957	$5.13	4.7	$112,066
Vested and exercisable at December 31, 2019	2,957	$5.13	4.7	$112,066
There were no stock options granted during the year ended December 31, 2019 and 2018.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $617.4 million, $85.0 million and $25.8 million, respectively. The aggregate intrinsic value disclosed in the above table is based on the difference between the original exercise price of the stock option and the fair value of the Company’s common stock of $43.02, $47.37 and $35.47 per share as of December 31, 2019, 2018 and 2017, respectively.
In the first quarter of 2019, the Company issued 3,162,797 shares of its common stock, valued at $205.6 million, pursuant to the exercise by the Company’s co-founders of all their respective vested and outstanding options (after withholding an aggregate of 3,617,460 shares of common stock subject to such options for payment of the exercise price and satisfaction of the aggregate tax withholding obligations, totaling $223.5 million, in connection with the exercise of certain of those options). In the second quarter of 2019, these shares of common stock were reclassified into shares of Class A common stock and subsequently exchanged for shares of Class B common stock as described in Note 1 - Description of Business and Basis of Presentation - Initial Public Offering.
The summary of restricted stock unit activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2018	46,433	$32.69	$2,199,554
Granted	29,547	61.04
Vested	(28,623)	30.63
Canceled	(5,672)	48.38
Nonvested units as of December 31, 2019	41,685	$52.06	$1,793,305

In connection with RSUs that vested in the year ended December 31, 2019, the Company withheld 10,777,331 shares and remitted tax liabilities of $719.5 million on behalf of the RSU holders to the relevant tax authorities in cash.
Effective in the fourth quarter of 2019, the Company changed the default tax withholding method for RSUs from the net settlement method to the sell-to-cover method. As a result, no shares were withheld to settle tax withholding obligations for RSUs that vested and settled in the fourth quarter of 2019. The tax withholding obligations for RSUs held by Section 16 officers of the Company that vest and settle after December 31, 2019 will revert to the net settlement method.
2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP went into effect on March 27, 2019. Subject to any limitations contained therein, the 2019 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The 2019 ESPP provides for consecutive, overlapping 12-month offering periods, subject to certain reset provision as defined in the plan. The initial offering period ran from March 28, 2019 through December 31, 2019.

A total of 6,000,000 shares of Class A common stock were reserved for issuance under the 2019 ESPP. As of December 31, 2019, 403,831 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
Stock-Based Compensation
The Company recorded stock-based compensation expense in the consolidated statements of operations for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$81,321	$501	$464
Operations and support	75,212	177	2,549
Research and development	971,941	4,107	2,379
Sales and marketing	72,046	261	415
General and administrative	398,791	3,531	3,739
Total stock-based compensation expense	$1,599,311	$8,577	$9,546

In conjunction with one of the acquisitions in 2018, the Company issued 241,390 shares of restricted stock awards to executives of an acquired company with an aggregate grant-date fair value of $11.4 million. 146,373 and 20,989 of these restricted stock awards vested as of December 31, 2019 and 2018, respectively, and as of December 31, 2019 the remaining restricted stock awards vest over a period of nine months. The Company recorded $6.0 million and $1.4 million as compensation related to these vested restricted stock awards which is included in research and development expense in the consolidated statement of operations for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018 there was $3.9 million and $9.6 million of unrecognized compensation cost related to unvested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of 0.7 years and 1.6 years, respectively.
As of December 31, 2019, the total unrecognized compensation cost related to RSUs was $1.1 billion. The Company expects to recognize this expense over the remaining weighted-average period of approximately 2.6 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
11. Tender Offer
In March 2018, the Company facilitated a tender offer whereby an existing stockholder and affiliated entities (the Purchaser) would purchase up to an aggregate of 2,207,792 shares of common stock for $38.50 per share in cash from certain equity holders (including then-current employees). The Company engaged a third-party broker to facilitate an auction process whereby the Purchaser was selected. At the time of the tender offer, the fair value of the Company’s common stock was equal to the tender offer price. Sellers holding options were permitted to cashless exercise options in connection with their participation in the tender offer. The tender offer closed in April 2018 and an aggregate of 1,523,532 shares of common stock were tendered for $58.7 million.
12. Income Taxes
The components of the provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(2,600,858)	$(900,642)	$(687,743)
Foreign	973	(9,955)	(2)
Loss before income taxes	$(2,599,885)	$(910,597)	$(687,745)

The provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current provision
Federal	$—	$—	$—
State	2,704	1,250	556
Foreign	1,901	116	—
Total current	$4,605	$1,366	$556

Deferred provision
Federal	(269)	—	—
State	(891)	—	—
Foreign	(1,089)	(628)	—
Total deferred	(2,249)	(628)	—
Total provision for income taxes	$2,356	$738	$556
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Provision at federal statutory rate	21.0%	21.0%	34.0%
State, net of federal benefit	7.6	6.0	3.7
Permanent tax adjustments	(0.4)	(0.8)	(0.6)
Federal statutory tax rate change	—	—	(34.8)
Stock-based compensation	9.9	0.8	(0.2)
Change in valuation allowance	(38.1)	(27.6)	(2.3)
Other adjustments	(0.2)	0.5	0.1
Provision for income taxes	(0.2)%	(0.1)%	(0.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	December 31,
	2019	2018
Net operating loss carryforward	$1,173,732	$475,823
Insurance reserves	391,250	239,401
Accrued and other liabilities	369,018	83,187
Total deferred tax assets	1,934,000	798,411
State income taxes	(92,585)	(39,902)
Operating lease right of use asset	(88,376)	—
Total deferred tax liabilities	(180,961)	(39,902)
Net deferred tax asset	1,753,039	758,509
Less: Valuation allowance	(1,751,118)	(761,728)
Net deferred tax asset (liability)	$1,921	$(3,219)

A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$761,728	$507,274	$491,356
Net changes in deferred tax assets and liabilities	989,390	254,454	15,918
Ending balance	$1,751,118	$761,728	$507,274

The valuation allowance increased by $989.4 million for the year ended December 31, 2019, compared to the increase of $254.5 million for the year ended December 31, 2018. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception.
As of December 31, 2019, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $4.2 billion, $3.8 billion and $8.3 million, respectively.
The federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2030 and will continue to expire through 2037, while federal net operating loss carryforwards generated in 2018 or later do not expire. The state net operating loss carryovers will begin to expire in 2022 and will continue to expire through 2039. The foreign net operating loss carryovers will begin to expire in 2037. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.
The Company files income tax returns with the U.S. federal government, various state jurisdictions and certain foreign jurisdictions. The Company’s tax returns in all jurisdictions remain open to examination.
The Company began having foreign operations in fiscal year 2017. At that time and prior to the enactment of the Tax Act, the Company had indefinite investment assertion on all of its undistributed earnings from foreign subsidiaries. As a result of the enactment of the Tax Act, the Company has reevaluated its historic assertion and continues to assert these earnings to be indefinitely reinvested.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2019, 2018 and 2017.
13. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, RSUs, restricted stock awards, stock purchase rights granted under the Company’s ESPP, and early exercised stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(2,602,241)	$(911,335)	$(688,301)
Weighted-average shares used in computing net loss per share, basic and diluted	227,498	21,176	19,371
Net loss per share, basic and diluted	$(11.44)	$(43.04)	$(35.53)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	As of December 31,
	2019	2018	2017
Redeemable convertible preferred stock (on an if-converted basis)	—	219,176	199,815
Stock options	2,957	13,818	16,302
Restricted stock units	41,685	46,433	26,052
Restricted stock awards	94	220	—
Early exercised options	—	—	10
Total	44,736	279,647	242,179

14. Related-Party Transactions
During each of the years ended December 31, 2019, 2018 and 2017, the Company purchased certain advertising-related and other services in the amount of $18.1 million, $92.4 million, and $74.4 million, respectively, from a company that is affiliated with a significant stockholder of the Company, which was recorded to cost of revenue and sales and marketing expenses in the consolidated statements of operations based on the nature of the services. This entity ceased to be a related party in April 2019.
During each of the years ended December 31, 2019, 2018 and 2017, the Company purchased certain marketing services in the amount of $1.9 million, $4.0 million and $0.8 million, respectively, from two companies owned by a significant stockholder of the Company.
As of December 31, 2019 and 2018, amounts due from and to these related parties as included in the consolidated balance sheets were immaterial.
During the years ended December 31, 2019, 2018 and 2017, the Company received cash proceeds from the issuance of redeemable convertible preferred stock to these related parties of $0, $0, and $400 million, respectively, which were included in the cash flows from financing activities in the consolidated statements of cash flows.
During each of the years ended December 31, 2019, 2018 and 2017, the Company recorded an immaterial amount of revenue from these related parties in the consolidated statements of operations.
15. 401(k) Plan
The Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company does not make contributions for eligible employees.
16. Subsequent Events
Reduction in Workforce
In January 2020, the Company announced a reduction of the workforce of 90 employees, or approximately 1.6% of the Company’s employees. This reduction in workforce will not have a material impact on the Company’s financial statements.
Flexdrive Acquisition
On February 7, 2020, the Company signed and closed the acquisition of Flexdrive, a joint venture between Cox Automotive and Holman Enterprises, for approximately $20 million in order to streamline its processes and reduce certain costs associated with the partnership. Flexdrive has been one of the Company’s Express Drive partners. Prior to the acquisition, the Company acted as the lessee of Flexdrive’s owned and leased vehicles and sublessor for each vehicle prior to its rental by drivers, and as of December 31, 2019, the Company recognized approximately $124 million right-of-use assets and $120 million of lease liabilities on the balance sheet related to its existing agreement with Flexdrive. In addition, the Company assumed certain indebtedness. The Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction and will provide all required disclosures in the first quarter ending March 31, 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2019.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-38846	3.1	5/14/2019

3.2	Amended and Restated Bylaws of the registrant, as amended, as currently in effect.	10-Q	001-38846	3.2	5/14/2019

4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-229996	4.1	3/18/2019

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 27, 2018.	S-1	333-229996	4.2	3/1/2019

4.3	Description of Capital Stock.

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-229996	10.1	3/1/2019

10.2+	Lyft, Inc. 2019 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.2	3/18/2019

10.3+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements, as amended and restated as of December 2, 2019.

10.4+	Lyft, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.4	3/18/2019

10.5+	Lyft, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.5	3/18/2019

10.6+	Lyft, Inc. Executive Change in Control and Severance Plan.	S-1	333-229996	10.6	3/1/2019

10.7+	Lyft, Inc. Outside Director Compensation Policy.	S-1	333-229996	10.7	3/1/2019

10.8+	Employment Letter Agreement between the registrant and Logan Green, dated as of March 12, 2019.	S-1/A	333-229996	10.8	3/18/2019

10.9+	Employment Letter Agreement between the registrant and John Zimmer, dated as of March 14, 2019.	S-1/A	333-229996	10.9	3/18/2019

10.10+	Employment Letter Agreement between the registrant and Kristin Sverchek, dated as of March 8, 2019.	S-1/A	333-229996	10.10	3/18/2019

10.11+	Employment Letter Agreement between the registrant and Brian Roberts, dated as of March 13, 2019.	S-1/A	333-229996	10.11	3/18/2019

10.12+	Employment Letter Agreement between the registrant and Ran Makavy, dated as of March 12, 2019.	S-1/A	333-229996	10.12	3/18/2019

10.13+	Amended Employment Letter Agreement between the registrant and Jon McNeill, dated as of March 14, 2019.	S-1/A	333-229996	10.13	3/18/2019

10.14(i)	Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of April 8, 2016 as amended on September 27, 2017, May 31, 2018, June 11, 2018 and September 24, 2018.	S-1/A	333-229996	10.14	3/18/2019

10.14(ii)	Fifth Amendment to Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of November 18, 2019.

10.15	Sublease between the registrant and Dropbox, Inc., dated as of February 23, 2016.	S-1/A	333-229996	10.15	3/18/2019

21.1	List of subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.
_______________
+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lyft, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LYFT, INC.

Date: February 28, 2020	By:	/s/ Logan Green
Logan Green
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Logan Green, John Zimmer and Brian Roberts, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Logan Green	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Logan Green

/s/ John Zimmer	President and Vice Chairman	February 28, 2020
John Zimmer

/s/ Brian Roberts	Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Brian Roberts

/s/ Lisa Blackwood-Kapral	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Lisa Blackwood-Kapral

/s/ Prashant (Sean) Aggarwal	Chairman	February 28, 2020
Prashant (Sean) Aggarwal

/s/ Ben Horowitz	Director	February 28, 2020
Ben Horowitz

/s/ Valerie Jarrett	Director	February 28, 2020
Valerie Jarrett

/s/ David Lawee	Director	February 28, 2020
David Lawee

/s/ Hiroshi Mikitani	Director	February 28, 2020
Hiroshi Mikitani

/s/ Ann Miura-Ko	Director	February 28, 2020
Ann Miura-Ko

/s/ Mary Agnes (Maggie) Wilderotter	Director	February 28, 2020
Mary Agnes (Maggie) Wilderotter