Form 10-Q
period 2020-03-31
Lyft, Inc.
filed 2020-05-08
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-38846
_________________________________________________________________
Lyft, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware	20-8809830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
185 Berry Street, Suite 5000
San Francisco, California 94107
(Address of registrant’s principal executive offices, including zip code)
(844) 250-2773
(Registrant’s telephone number, including area code)
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 4, 2020, the number of shares of the registrant’s Class A common stock outstanding was 298,006,919 and the number of shares of the registrant’s Class B common stock outstanding was 8,802,629.

		Page
PART I	FINANCIAL INFORMATION	3
Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION	37
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 3.	Defaults Upon Senior Securities	81
Item 4.	Mine Safety Disclosures	81
Item 5.	Other Information	81
Item 6.	Exhibits	82
	Signatures	83

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
•the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our operations and personnel, on commercial activity and demand across our platform, business operations and results of operations, and on our ability to forecast our financial and operating results;
•the demand for our platform or for Transportation-as-a-Service networks in general;
•our ability to attract and retain drivers and riders;
•our ability to develop new offerings and bring them to market in a timely manner and make enhancements to our platform;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our expectations regarding outstanding litigation, including with respect to the classification of drivers on our platform;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to the classification of drivers on our platform, taxation and privacy and data protection;
•our ability to manage and insure auto-related and operations-related risks associated with our Transportation-as-a-Service network;
•our expectations regarding new and evolving markets and our efforts to address these markets, including autonomous vehicles and bikes and scooters as well as Driver Centers and Lyft Rentals;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth and business operations, including our recent plan of termination;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31 2020	December 31 2019
Assets
Current assets
Cash and cash equivalents	$597,889	$358,319
Short-term investments	2,071,991	2,491,805
Prepaid expenses and other current assets	474,874	397,239
Total current assets	3,144,754	3,247,363
Restricted cash and cash equivalents	529,091	204,976
Restricted investments	940,827	1,361,045
Other investments	10,000	—
Property and equipment, net	360,546	188,603
Operating lease right-of-use assets	307,774	441,258
Intangible assets, net	88,744	82,919
Goodwill	180,590	158,725
Other assets	9,432	6,494
Total assets	$5,571,758	$5,691,383
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$540,495	$38,839
Insurance reserves	975,132	1,378,462
Accrued and other current liabilities	991,386	939,865
Operating lease liabilities — current	44,127	94,199
Total current liabilities	2,551,140	2,451,365
Operating lease liabilities	305,851	382,077
Long-term debt, net of current portion	82,141	—
Other liabilities	25,137	3,857
Total liabilities	2,964,269	2,837,299
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of March 31, 2020 and December 31, 2019; 297,989,705 and 293,793,151 Class A shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively; 100,000,000 Class B shares authorized, 8,802,629 Class B shares issued and outstanding, as of March 31, 2020 and December 31, 2019	3	3
Additional paid-in capital	8,554,471	8,398,927
Accumulated other comprehensive income (loss)	(1,341)	2,725
Accumulated deficit	(5,945,644)	(5,547,571)
Total stockholders’ equity	2,607,489	2,854,084
Total liabilities and stockholders’ equity	$5,571,758	$5,691,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$955,712	$776,027
Costs and expenses
Cost of revenue	542,419	462,857
Operations and support	133,782	187,235
Research and development	258,739	630,960
Sales and marketing	196,437	275,129
General and administrative	238,440	376,736
Total costs and expenses	1,369,817	1,932,917
Loss from operations	(414,105)	(1,156,890)
Interest income	21,327	19,654
Other income (expense), net	(3,665)	146
Loss before income taxes	(396,443)	(1,137,090)
Provision for income taxes	1,630	1,383
Net loss	$(398,073)	$(1,138,473)
Net loss per share, basic and diluted	$(1.31)	$(48.53)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	304,502	23,459
Stock-based compensation included in costs and expenses:
Cost of revenue	$9,724	$41,489
Operations and support	4,133	51,404
Research and development	95,548	506,206
Sales and marketing	4,750	45,111
General and administrative	45,823	215,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(398,073)	$(1,138,473)
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,344)	247
Unrealized gain (loss) on marketable securities, net of taxes	(2,722)	1,806
Other comprehensive (loss) income	(4,066)	2,053
Comprehensive loss	$(402,139)	$(1,136,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended March 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2018	219,176	$5,152,047	22,438	$—	$73,916	$(2,945,330)	$133	$(2,871,281)
Issuance of common stock upon exercise of stock options	—	—	7,121	—	1,599	—	—	1,599
Issuance of common stock upon settlement of restricted stock units	—	—	17,688	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(11,415)	—	(785,004)	—	—	(785,004)
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	859,486	—	—	859,486
Other comprehensive income	—	—	—	—	—	—	2,053	2,053
Net loss	—	—	—	—	—	(1,138,473)	—	(1,138,473)
Balances as of March 31, 2019	219,176	$5,152,047	35,832	$—	$149,999	$(4,083,803)	$2,186	$(3,931,618)

	Three Months Ended March 31, 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	—	$—	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
Issuance of common stock upon exercise of stock options	—	—	504	—	2,329	—	—	2,329
Issuance of common stock upon settlement of restricted stock units	—	—	3,838	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(146)	—	(6,763)	—	—	(6,763)
Stock-based compensation	—	—	—	—	159,978	—	—	159,978
Other comprehensive income (loss)	—	—	—	—	—	—	(4,066)	(4,066)
Net loss	—	—	—	—	—	(398,073)	—	(398,073)
Balances as of March 31, 2020	—	$—	306,792	$3	$8,554,471	$(5,945,644)	$(1,341)	$2,607,489
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(398,073)	$(1,138,473)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	35,474	23,135
Stock-based compensation	159,978	859,486
Amortization of premium on marketable securities	486	24
Accretion of discount on marketable securities	(7,826)	(10,081)
Loss on disposal of assets	3,228	—
Other	87	103
Changes in operating assets and liabilities
Prepaid expenses and other assets	(83,653)	(46,307)
Operating lease right-of-use assets	20,257	19,518
Accounts payable	500,004	1,161
Insurance reserves	(403,330)	126,711
Accrued and other liabilities	(25,338)	94,238
Lease liabilities	(8,220)	(14,342)
Net cash used in operating activities	(206,926)	(84,827)
Cash flows from investing activities
Purchases of marketable securities	(1,179,343)	(607,190)
Purchase of non-marketable security	(10,000)	—
Purchases of term deposits	(75,000)	—
Proceeds from sales of marketable securities	406,508	466,174
Proceeds from maturities of marketable securities	1,661,458	838,177
Proceeds from maturity of term deposit	30,000	—
Purchases of property and equipment and scooter fleet	(34,476)	(25,126)
Cash paid for acquisitions, net of cash acquired	(12,440)	(1,711)
Other investing activities	960	—
Net cash provided by investing activities	787,667	670,324
Cash flows from financing activities
Repayment of loans	(6,087)	—
Proceeds from exercise of stock options and other common stock issuances	2,372	1,601
Payment of deferred offering costs	—	(5,044)
Taxes paid related to net share settlement of equity awards	(6,762)	(784,724)
Principal payments on finance lease obligations	(6,167)	—
Net cash used in financing activities	(16,644)	(788,167)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(120)	102
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	563,977	(202,568)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	564,465	706,486
End of period	$1,128,442	$503,918
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$597,889	$329,515
Restricted cash and cash equivalents	529,091	172,506
Restricted cash, included in prepaid expenses and other current assets	1,462	1,897
Total cash, cash equivalents and restricted cash and cash equivalents	$1,128,442	$503,918
Non-cash investing and financing activities

	Three Months Ended March 31,
	2020	2019
Purchases of property and equipment, and scooter fleet not yet settled	$7,585	$16,612
Deferred offering costs accrued, unpaid	—	2,240
Right-of-use assets acquired under operating leases	19,861	38,488
Purchases of property and equipment financed by seller	3,464	—
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	133,088	—
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	130,089	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Organization and Description of Business
Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with its headquarters in San Francisco, California. The Company operates multimodal transportation networks in the United States and Canada that offer access to a variety of transportation options through the Company’s platform and mobile-based applications. This network enables multiple modes of transportation including the facilitation of peer-to-peer ridesharing by connecting drivers who have a car with passengers who need a ride. The Company’s proprietary technology platform (the “Lyft Platform”) provides a marketplace where drivers can be matched with passengers via the Lyft mobile application (the “App”) where the Company operates as a Transportation Network Company (“TNC”).
Transportation options through the Company’s platform and mobile-based applications is substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of shared bikes and scooters ("Light Vehicles"), the Express Drive program which is a flexible car rental program for users who want to drive using the Lyft Platform but do not have access to a vehicle that meets Lyft's requirements, and Lyft Rentals, a consumer offering for users who have long-distance trips, like a weekend away.
Transfer of Certain Legacy Auto Liability Insurance
On March 31, 2020, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Novation Agreement (the “Novation”) with Clarendon National Insurance Company, a subsidiary of Enstar Group Limited (“Clarendon”), and certain underwriting companies of Zurich North America (“Zurich”). Pursuant to the terms of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for certain legacy auto liability insurance business underwritten between October 1, 2015 and September 30, 2018 ("Legacy Auto Liability"), were assigned to, assumed by, and novated to Clarendon, for cash consideration of $465.0 million. The Company paid the $465.0 million cash consideration to Clarendon on April 3, 2020 which is the date when certain Clarendon trust agreements were executed and the trust accounts were established in order to secure the applicable payments subject to Novation. In conjunction with the Novation, Clarendon and PVIC executed a binding letter of intent to enter into an Excess of Loss Retrocession Agreement (“Retrocession Agreement”). The execution of the binding letter of intent did not have a material impact on the condensed consolidated financial statements as of March 31, 2020. Refer to Note 4 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding this transaction.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
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
The outbreak of the coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020, and continues to spread in the United States, Canada, and in many other countries globally. The extent to which the Company's operations will be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or respond to its impact, among other things. The Company has adopted several measures in response to the COVID-19 pandemic, including making adjustments to expenses and cash flow to correlate with anticipated declines in revenue, instructing employees to work from home, distributing thousands of bottles of hand sanitizer and masks to drivers, and restricting non-critical business travel by employees. On April 29, 2020, the Company committed to a restructuring plan which involved the termination of approximately 17% of its employees, furlough of approximately 288 employees, and temporary salary reductions for all exempt employees and board members. Refer to Note 13 “Subsequent Events” to the condensed consolidated financial statements for information regarding this reduction in workforce. The Company cannot be certain that these actions will mitigate the negative effects of the pandemic on our business. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and passengers and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). The Company also generates rental revenue from Flexdrive, its network of Light Vehicles, and Lyft Rentals, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company's revenues as included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue from contracts with customers (ASC 606)	$918,331	$755,894
Rental revenue (ASC 842)	37,381	20,133
Total revenue	$955,712	$776,027
Revenue from Contracts with Customers (ASC 606)
The Company recognizes revenue for its rideshare marketplace in accordance with ASC 606. The Company generates revenue from service fees and commissions (collectively, “fees”) paid by drivers for use of the Lyft Platform and related activities to connect drivers with passengers to facilitate and successfully complete rides via the App where the Company operates as a TNC. The Company recognizes revenue upon completion of each ride. Drivers enter into terms of service (“ToS”) with the Company in order to use the Lyft Driver App. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from passengers on behalf of drivers. The Company is acting as an agent in facilitating the ability for a driver to provide a transportation service to a passenger. The Company reports revenue on a net basis, reflecting the fee owed to the Company from a driver as revenue, and not the gross amount collected from the passenger.
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
The Company recognizes revenue from subscription fees paid to access transportation options through the Lyft Platform and mobile-based applications over the applicable subscription period in accordance with ASC 606.
Rental Revenue (ASC 842)
The Company generates rental revenues primarily from Flexdrive, its network of Light Vehicles, and Lyft Rentals. Rental revenues are recognized for rental and rental related activities where an identified asset is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842.
Under the Flexdrive and Lyft Rentals programs, the Company operates a fleet of rental vehicles comprised of both vehicles owned by the Company and vehicles leased from third-party leasing companies (“head leases”). The Company either leases or subleases vehicles to drivers and Lyft Rentals, renters as a result, the Company considers itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. Fleet operating costs include monthly fixed lease payments and other vehicle operating or ownership costs, as applicable. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis in the condensed consolidated financial statements. Drivers who rent vehicles are charged rental fees, which the Company collects from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform, or through charging the driver’s credit card.
Due to the short-term nature of the Flexdrive, Lyft Rentals, and Light Vehicle transactions, the Company classifies these rentals as operating leases. Revenue generated from single-use ride fees paid by riders of Light Vehicles is recognized upon completion of each related ride. Revenue generated from Flexdrive and Lyft Rentals is recognized evenly over the rental period, which is typically seven days.
Enterprise and Trade Receivables
The Company collects any fees owed for completed transactions on the Lyft Platform primarily from the passenger’s authorized payment method. Uncollected fees are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and represent receivables from (i) participants in the Company’s enterprise programs (“Enterprise Users”), where the transactions have been completed and the amounts owed from the Enterprise Users have either been invoiced or are unbilled as of the reporting date; and (ii) passengers where the authorized payment method is credit card but the fare amounts have not yet settled with third-party payment processors. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from passengers on behalf of drivers. Accordingly, the Company has no trade receivables from drivers. The portion of the fare receivable to be remitted to drivers is included in accrued and other current liabilities in the condensed consolidated balance sheets.
The Company records an allowance for credit losses for fees owed for completed transactions that may never settle or be collected. As a result of the adoption of Accounting Standards Update No. 2016-13 “Financial Instruments—Credit Losses" (“ASC 326”), the Company’s measurement of the allowance for credit losses has been augmented to reflect the change from the incurred loss model to the expected credit loss model. The allowance for credit losses reflects the Company’s current estimate of expected credit losses inherent in the enterprise and trade receivables balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and as needed, and amounts are written off when determined to be uncollectible.
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, were $124.9 million and $120.0 million as of March 31, 2020 and December 31, 2019, respectively. The Company's allowance for credit losses was $10.1 million as of March 31, 2020. The change in the allowance for credit losses for the three months ended March 31, 2020 was not material.
Incentive Programs
The Company offers incentives to attract drivers, passengers, riders of Light Vehicles and Lyft Rentals renters to use the Lyft Platform. Drivers generally receive cash incentives while passengers, Light Vehicle riders and Lyft Rentals renters generally receive free or discounted rides under such incentive programs. Incentives provided to drivers, Light Vehicle riders and Lyft Rental renters, the customers of the Company, are accounted for as a reduction of the transaction price. As the passengers are not the Company’s customers, incentives provided to passengers are generally recognized as sales and marketing expense except for certain pricing programs described below.
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
(ii)Targeted marketing promotions. Targeted marketing promotions are used to promote the use of the Lyft Platform to a targeted group of passengers. An example is a promotion where the Company offers a number of discounted rides (capped at a given number of rides) which are valid only during a limited period of time to a targeted group of passengers. The Company believes that the incentives that provide consideration to passengers to be applied to a limited number of rides are similar to marketing coupons. These incentives differ from the market-wide marketing promotions because they do not reduce the overall pricing of the service provided by drivers for a specific market. During the promotion period, passengers not utilizing an incentive would be charged the full fare. These incentives represent marketing costs. When a passenger redeems the incentive, the Company recognizes revenue equal to the transaction price and the cost of the incentive is recorded as sales and marketing expense.
(iii)Passenger referral programs. Under the passenger referral program, the referring passenger (the referrer) earns referral coupons when a new passenger (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of March 31, 2020 and December 31, 2019, the passenger referral coupon liability was not material.
Light Vehicle Riders and Lyft Rentals Renters Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the three months ended March 31, 2020 and 2019.
For the three months ended March 31, 2020 and 2019, in relation to the driver, passenger, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $112.2 million and $139.6 million as a reduction to revenue and $100.1 million and $120.9 million as sales and marketing expense, respectively.
Investments
Debt Securities
The Company’s accounting for its debt securities varies depending on the legal form of the security, the Company’s intended holding period for the security, and the nature of the transaction. Investments in debt securities include commercial paper, certificates of deposit and corporate bonds. Investments in debt securities are classified as available-for-sale and are recorded at fair value.
The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sales debt security is recognized in the condensed consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the extent to which the security’s fair value is less than amortized cost, changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company's assessment indicates that a credit loss exists, the credit loss is measured based on the Company's best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense in the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of March 31, 2020, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
The Company's investments in debt securities include:
(i)Cash and cash equivalents. Cash equivalents include certificates of deposits, commercial paper and corporate bonds that have an original maturity of 90 days or less and are readily convertible to known amounts of cash.
(ii)Short-term investments. Short-term investments are comprised of commercial paper, certificates of deposit, and corporate bonds, which mature in twelve months or less. The Company considers its investments as available to support its current operations. As a result, the Company classifies these investments as current assets in the accompanying condensed consolidated balance sheets.
(iii)Restricted investments. Restricted investments are comprised of debt security investments in commercial paper, certificates of deposit, and corporate bonds which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers.
Non-marketable Equity Securities
The Company has elected to measure its investments in non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable transactions for identical or similar investments of the same issuer or impairment. The Company qualitatively assesses whether indicators of impairment exist. Factors considered in this assessment include the investees’ financial and liquidity position, access to capital resources, exposure to industries and markets impacted by COVID-19, and the time since the last adjustment to fair value, among others. If an impairment exists, the Company estimates the fair value of the investment by using the best information available, which may include cash flow projections or other available market data, and recognizes a loss for the amount by which the carrying value exceeds the fair value of the investment in the condensed consolidated statements of operations.
Insurance Reserves
The Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated ultimate cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are evaluated for appropriateness with claims reserve valuations provided by an independent third-party actuary on a quarterly basis.
Insurance claims may take several years to completely settle, and the Company has limited historical loss experience. Because of the limited operational history, the Company makes certain assumptions based on currently available information and industry statistics and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. Reserves are continually reviewed and adjusted as necessary as experience develops or new information becomes known. However, while the Company believes that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts that will ultimately be paid to settle the liability and when amounts will be paid may vary from the estimated amounts provided for in the condensed consolidated balance sheets.

Leases
The Company adopted ASC 842 using the modified retrospective approach with an effective date as of the beginning of the fiscal year, January 1, 2019. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carryforward the historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In accordance with ASC 842, the Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. The Company determines the classification and measurement of its leases upon lease commencement. The Company enters into certain agreements as a lessor and either leases or subleases the underlying asset in the agreement to customers. The Company also enters into certain agreements as a lessee. If any of the following criteria are met, the Company classifies the lease as a financing lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):
•The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
•The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;
•The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;
•The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or
•The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.
Leases that do not meet any of the above criteria are accounted for as operating leases.
Lessor
The Company's lease arrangements include vehicle rentals to drivers or renters under the Flexdrive and Lyft Rentals programs and Light Vehicle rentals to single-use riders. Due to the short-term nature of these arrangements, the Company classifies these leases as operating leases. The Company does not separate lease and non-lease components, such as insurance or roadside assistance provided to the lessee, in its lessor lease arrangements. Lease payments are primarily fixed and are recognized as revenue in the period over which the lease arrangement occurs. Taxes or other fees assessed by governmental authorities that are both imposed on and concurrent with each lease revenue-producing transaction and collected by the Company from the lessee are excluded from the consideration in its lease arrangements. The Company mitigates residual value risk of its leased assets by performing regular maintenance and repairs, as necessary, and through periodic reviews of asset depreciation rates based on the Company's ongoing assessment of present and estimated future market conditions.
Lessee
The Company's leases include real estate property to support its operations and Flexdrive vehicles that may be used by drivers to provide ridesharing services on the Lyft Platform or renters for personal reasons through Lyft Rentals. For leases with a term greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not separate lease and non-lease components of contracts for real estate property leases, but has elected to do so for vehicle leases when non-lease components exist in these arrangements. For certain leases, the Company also applies a portfolio approach to account for right-of-use assets and lease liabilities that are similar in nature and have nearly identical contract provisions.
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
Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. Operating leases are included in operating lease right-of-use assets, operating lease liabilities — current and operating lease liabilities on the condensed consolidated balance sheets. Lease costs for the Company's operating leases are recognized on a straight-line basis primarily within operating expenses over the lease term. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other liabilities on the condensed consolidated balance sheets. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term in cost of revenue on the condensed consolidated statements of operations. The interest component of finance leases is included in cost of revenue on the condensed consolidated statements of operations and recognized using the effective interest method over the lease term. Variable lease payments are recognized primarily in operating expenses in the period in which the obligation for those payments are incurred.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This standard replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Effective on January 1, 2020, the Company adopted this standard using the modified retrospective transition method. The adoption had no impact on the accumulated deficit on the condensed consolidated balance sheet as of March 31, 2020.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statements of operations as the costs related to the hosting fees. Effective on January 1, 2020, the Company adopted this standard using the prospective transition method, which did not have a material impact on the condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. Effective on January 1, 2020, the Company adopted this standard, which did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. This new standard will be effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815", which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This new standard will be effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements.
3. Acquisitions
Acquisition of Flexdrive Services, LLC (“Flexdrive”)
On February 7, 2020 (the “Closing Date”), the Company completed its acquisition of Flexdrive for approximately $20.0 million and treated the acquisition as a business combination. The acquisition is expected to contribute to the growth of the Company's current business, and help expand the range of the Company's use cases and the breadth of the Company's multimodal offerings. Prior to the acquisition, the Company acted as the lessee of Flexdrive’s vehicles and sublessor for each vehicle prior to its rental by drivers. As of the Closing Date, the Company had approximately $133.1 million of operating lease right-of-use assets and $130.1 million of operating lease liabilities on the balance sheet related to this preexisting contractual relationship with Flexdrive. This preexisting contractual relationship and others were settled on the Closing Date as an adjustment to the purchase price.

Acquisition costs were immaterial and are included in general and administrative expenses in the condensed consolidated statements of operations for the periods ended March 31, 2020 and December 31, 2019.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the Closing Date (in thousands):

Cash and cash equivalents	$587
Prepaid expenses and other current assets	276
Property and equipment	111,881
Finance lease right-of-use assets	56,014
Identifiable intangible assets - developed technology	13,200
Total identifiable assets acquired	181,958
Loans	134,121
Finance lease & other liabilities	57,265
Total liabilities assumed	191,386
Net liabilities assumed	(9,428)
Goodwill	22,455
Total acquisition consideration	$13,027
Goodwill represents the excess of the total purchase consideration over the fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to expected synergies and monetization opportunities from gaining control over the Flexdrive platform (“developed technology” intangible asset) and gaining greater flexibility in monetizing the fleet of owned and leased vehicles from the combined operations of the Company and Flexdrive. The acquisition is a taxable business combination for tax purposes and goodwill recognized in the acquisition is deductible for tax purposes.
The fair value of the developed technology intangible asset was determined to be $13.2 million with an estimated useful life of three years. The fair value of the developed technology was determined using the avoided cost approach. In the avoided cost approach, the fair value of an asset is based on the future after-tax costs which are avoided (or reduced) as a result of owning (or having the rights to) the asset for three years after the Closing Date. Indications of value were developed by discounting these benefits to their present value.
The results of operations for the acquired business have been included in the condensed consolidated statements of operations for the period subsequent to the Company's acquisition of Flexdrive. Flexdrive's results of operations for periods prior to this acquisition were not material to the condensed consolidated statements of operations and, accordingly, pro forma financial information has not been presented.
4. Supplemental Financial Statement Information
Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	March 31, 2020
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$204,000	$—	$—	$204,000
Money market deposit accounts	265,089	—	—	265,089
Term deposits	180,000	—	—	180,000
Certificates of deposit	899,550	1,166	(821)	899,895
Commercial paper	879,771	432	(246)	879,957
Corporate bonds	215,507	59	(1,079)	214,487
Total unrestricted cash equivalents and investments	2,643,917	1,657	(2,146)	2,643,428
Restricted Balances(2)
Money market funds	266,777	—	—	266,777
Money market deposit accounts	96,317	—	—	96,317
Term deposits	7,811	—	—	7,811
Certificates of deposit	317,077	380	(339)	317,118
Commercial paper	534,729	248	(122)	534,855
Corporate bonds	159,574	43	(869)	158,748
Total restricted cash equivalents and investments	1,382,285	671	(1,330)	1,381,626
Total unrestricted and restricted cash equivalents and investments	$4,026,202	$2,328	$(3,476)	$4,025,054
_______________
(1)Excludes $26.5 million of cash, which is included within the $2.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $89.8 million of restricted cash, which is included within the $1.5 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
_______________
(1)Excludes $96.9 million of cash, which is included within the $2.9 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

(2)Excludes $56.4 million of restricted cash, which is included within the $1.6 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.
The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value.
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of March 31, 2020, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of March 31, 2020 was primarily related to the extreme market volatility associated with COVID-19. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of March 31, 2020. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of March 31, 2020 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	March 31, 2020
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$275,214	$(1,160)
Corporate bonds	339,398	(1,948)
Commercial paper	416,384	(368)
	$1,030,996	$(3,476)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Ride-related accruals	$200,685	$253,840
Insurance-related accruals	242,453	218,161
Legal accruals	168,452	162,766
Insurance claims payable and related fees	90,982	87,357
Long-term debt, current	45,977	—
Other	242,837	217,741
	$991,386	$939,865
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$1,378,462	$810,273
Losses paid	(205,946)	(99,551)
Change in estimates for prior periods	58,359	23,820
Transfer of certain legacy auto insurance liabilities	(407,885)	—
Reserves for current period	152,142	202,442
Ending balance	$975,132	$936,984

On March 31, 2020, the Company’s wholly-owned subsidiary, PVIC, entered into a Novation Agreement with Clarendon, and certain underwriting companies of Zurich. Pursuant to term of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for the Legacy Auto Liability, were assigned to, assumed by, and novated to Clarendon, for cash consideration of $465.0 million. As a result of the Novation, the Company’s obligations related to the Legacy Auto Liability was fully extinguished and novated to Clarendon on March 31, 2020. The $465.0 million consideration payable to Clarendon was reflected in accounts payable on the condensed consolidated balance sheet as of March 31, 2020.
The Company paid the $465.0 million cash consideration to Clarendon on April 3, 2020, the date when certain Clarendon trust agreements were executed and the trust accounts were established in order to secure the applicable payments subject to Novation. The Company derecognized $407.9 million of insurance reserves liabilities and recognized a loss of $64.7 million for the net cost of the Novation in the condensed consolidated statements of operations for the three months ended March 31, 2020, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense.
In conjunction with the Novation, Clarendon and PVIC executed a binding letter of intent to enter into the Retrocession Agreement. Pursuant to the summary of term of the Retrocession Agreement, PVIC will reinsure Clarendon’s losses related to the Legacy Auto Liability in excess of an aggregate limit of $816 million. The Retrocession Agreement, if acceptable to both PVIC and Clarendon, must be executed no later than ninety (90) days from March 31, 2020 and is subject to the approval (or non-disapproval) of the Captive Insurance Branch of the Insurance Division of the Hawaii Department of Commerce and Consumer Affairs. The execution of the binding letter of intent did not have a material impact on the condensed consolidated financial statements as of March 31, 2020.
5. Fair Value Measurements
Financial Instruments Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$204,000	$—	$—	$204,000
Certificates of deposit	—	899,895	—	899,895
Commercial paper	—	879,957	—	879,957
Corporate bonds	—	214,487	—	214,487
Total unrestricted cash equivalents and investments	204,000	1,994,339	—	2,198,339
Restricted Balances(2)
Money market funds	266,777	—	—	266,777
Certificates of deposit	—	317,118	—	317,118
Commercial paper	—	534,855	—	534,855
Corporate bonds	—	158,748	—	158,748
Total restricted cash equivalents and investments	266,777	1,010,721	—	1,277,498
Total unrestricted and restricted cash equivalents and investments	$470,777	$3,005,060	$—	$3,475,837
_______________
(1)$26.5 million of cash, $265.1 million of money market deposit accounts and $180.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$89.8 million of restricted cash, $96.3 million of a money market deposit account and $7.8 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.5 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Certificates of deposit	$—	$1,276,594	$—	$1,276,594
Commercial paper	—	876,495	—	876,495
Corporate bonds	—	247,578	—	247,578
Total unrestricted cash equivalents and short-term investments	—	2,400,667	—	2,400,667
Restricted Balances(2)
Money market funds	19,250	—	—	19,250
Certificates of deposit	—	608,828	—	608,828
Commercial paper	—	791,155	—	791,155
Corporate bonds	—	75,908	—	75,908
Total restricted cash equivalents and investments	19,250	1,475,891	—	1,495,141
Total unrestricted and restricted cash equivalents and investments	$19,250	$3,876,558	$—	$3,895,808
_______________
(1)$96.9 million of cash, $217.5 million of money market deposit accounts and $135.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.9 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$56.4 million of restricted cash, $7.9 million of a money market deposit account and $7.8 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.6 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.
The fair value of the Company’s Level 1 financial instruments is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. Level 3 instrument valuations are valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.
During the three months ended March 31, 2020, the Company did not make any transfers between the levels of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
In March 2020, the Company purchased a non-marketable equity security for a total cash consideration of $10.0 million that is classified in other investments on the condensed consolidated balance sheets. The non-marketable equity security will be remeasured to fair value upon the occurrence of observable transactions for an identical or similar investments of the same issuer or impairment. There were no observable transactions for identical or similar investments of the same issuer or impairment as of March 31, 2020.
6. Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 89 locations with 86 commenced leases and three not yet commenced leases having an initial term of 12 months or longer as of March 31, 2020. These leases are classified as operating leases. As of March 31, 2020, the remaining lease terms vary from approximately one to eleven years. For certain leases the Company has options to extend the lease term for periods varying from two to ten years. These renewal options are not considered in the lease term unless it is reasonably certain that the Company will exercise such options. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheet. As of March 31, 2020, the remaining lease terms vary from two months to five years.

These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.
Lease Position as of March 31, 2020
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands, except for remaining lease terms and percentages):

	March 31, 2020	December 31, 2019
Operating Leases
Assets
Operating lease right-of-use assets	$307,774	$441,258
Liabilities
Operating lease liabilities, current	$44,127	$94,199
Operating lease liabilities, non-current	305,851	382,077
Total operating lease liabilities	$349,978	$476,276

Finance Leases
Assets
Finance lease right-of-use assets(1)	$55,580	$—
Liabilities
Finance lease liabilities, current(2)	33,998	—
Finance lease liabilities, non-current(3)	20,700	—
Total finance lease liabilities	$54,698	$—

Weighted-average remaining lease term (years)
Operating leases	7.4	5.6
Finance leases	1.8	—
Weighted-average discount rate
Operating leases	6.6%	6.6%
Finance leases	4.6%	—%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets and was primarily related to leases acquired in the Flexdrive transaction. Refer to Note 3 "Acquisition" to the condensed consolidated financial statements for information regarding this transaction.
(2)This balance is included within other current liabilities on the condensed consolidated balance sheets and was primarily related to leases acquired in the Flexdrive transaction. Refer to Note 3 "Acquisition" to the condensed consolidated financial statements for information regarding this transaction.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets and was primarily related to leases acquired in the Flexdrive transaction. Refer to Note 3 "Acquisition" to the condensed consolidated financial statements for information regarding this transaction.
Lease Costs
The table below presents certain information related to the lease costs recorded on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating Leases
Operating lease cost	$26,230	$23,539

Finance Leases
Amortization of right-of-use assets	6,167	—
Interest on lease liabilities	440	—

Other Lease Costs
Short-term lease cost	1,014	1,733
Variable lease cost (1)	3,740	3,000
Total lease cost	$37,591	$28,272
_______________
(1)Consists primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,273	$15,752
Operating cash flows from finance leases	440	—
Financing cash flows from finance leases	6,167	—
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and finance lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2020 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2020	$50,950	$29,020	$79,970
2021	76,466	20,682	97,148
2022	71,104	3,994	75,098
2023	55,147	1,331	56,478
2024	50,613	1,151	51,764
Thereafter	134,211	—	134,211
Total minimum lease payments	$438,491	$56,178	$494,669
Less: amount of lease payments representing interest	(88,513)	(1,480)	(89,993)
Present value of future minimum lease payments	$349,978	$54,698	$404,676
Less: current obligations under leases	(44,127)	(33,998)	(78,125)
Long-term lease obligations	$305,851	$20,700	$326,551
As of March 31, 2020, the Company had an immaterial amount of leases that had not yet commenced. These leases are expected to commence in 2020 with lease terms of five to eight years.
7. Commitments and Contingencies

Noncancelable Purchase Commitments
In March 2018, the Company entered into a non-cancellable arrangement with a web-hosting services provider under which the Company had an obligation to purchase a minimum of $150.0 million worth of services from this vendor through June 2021. In January 2019, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300.0 million between January 2019 and December 2021, with a minimum amount of $80.0 million in each of the three years, on services with this vendor. The Company has made payments totaling $154.7 million under the amended arrangement as of March 31, 2020. In May 2020, the parties extended the commitment period through June 2022 with no change to the aggregate commitment amounts.
In May 2019, the Company entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50.0 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $19.6 million as of March 31, 2020.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by restricted cash. As of March 31, 2020 and December 31, 2019, the Company had letters of credit outstanding of $56.9 million and $55.2 million, respectively.
Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, and governmental investigations in the ordinary course of business, including suits by drivers, passengers, or third parties (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, its acquisitions, securities issuances or business practices, or public disclosures about the business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to accidents or other trust and safety incidents involving drivers or passengers using the Lyft Platform.
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
Indemnification
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions have not been material.
Independent Contractor Classification Matters
With regard to independent contractor classification of drivers on the Lyft Platform, the Company is regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of these drivers as independent contractors, and claims that, by the alleged misclassification, the Company has violated various labor and other laws that would apply to driver employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for the Company. For example, Assembly Bill 5, codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill has led and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’

respective platforms as independent contractors in violation of Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) and California’s Unfair Competition Law. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. The Company is currently involved in a number of putative class actions, thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified drivers as independent contractors and other matters challenging the classification of drivers on the Company’s platform as independent contractors. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. However, results of litigation, arbitration and regulatory actions are inherently unpredictable and legal proceedings related to these driver claims, individually or in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
Unemployment Insurance Assessment
The Company is involved in administrative audits with various state employment agencies, including audits related to driver classification, in California, Connecticut, Oregon, Wisconsin, Illinois and New Jersey. The Company believes that drivers are properly classified as independent contractors and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
Patent Litigation
The Company is currently involved in legal proceedings related to alleged infringement of patents and other intellectual property and, in the ordinary course of business, the Company receives correspondence from other purported holders of patents and other intellectual property offering to license such property and/or asserting infringement of such property. The Company disputes any allegation of wrongdoing and intends to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
Consumer and Other Class Actions
The Company is involved in a number of class actions alleging violations of consumer protection laws such as the TCPA as well as violations of other laws such as the Americans with Disabilities Act, or the ADA. The Company disputes any allegations of wrongdoing and intends to continue to defend ourselves vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers or riders using or who have used services offered on the Lyft platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on the Lyft platform, other riders and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
Securities Litigation

Beginning in April 2019, several putative class actions were filed in California state and federal court against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws in connection with the IPO. These cases have been consolidated into two putative class actions, one in California state court and the other in federal court. The Company filed its demurrer to the consolidated complaint in California state court on December 30, 2019. The hearing on the Company’s demurrer has been postponed due to the public health crisis caused by COVID-19. On April 16, 2020, plaintiffs in the federal court case filed a consolidated complaint. The Company’s motion to dismiss that consolidated complaint is due on May 14, 2020. The Company believes these lawsuits are without merit and intends to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
8. Debt
Outstanding debt obligations as of March 31, 2020 were as follows (in thousands):

	Maturities	Interest Rate (1)	March 31, 2020
Non-revolving Loan	2020 - 2023	4.44% - 5.25%	$100,576
Master Vehicle Loan	2020 - 2022	4.20% - 6.75%	27,542
Total long-term debt, including current maturities			$128,118
Less: long-term debt maturing within one year			45,977
Total long-term debt			$82,141
_______________

(1)These loans were acquired as part of the Flexdrive acquisition on February 7, 2020. Refer to Note 3 “Acquisitions” to the condensed consolidated financial statements for information regarding this acquisition. The Company had no debt prior to this acquisition. Therefore, the comparable period of December 31, 2019 is not presented.
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. Pursuant to the term of the Non-revolving Loan, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $300 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to a maximum term of 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the one-month LIBOR plus a spread on the date of the loan which ranges from 2.68% for an advance with a 24 month term and 2.88% for an advance with a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash in the condensed consolidated balance sheet.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of March 31, 2020, the Company was in compliance with all covenants related to the Non-revolving Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
Master Vehicle Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from a minimum term of 12 months to a maximum term of 60 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.45% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash in the condensed consolidated balance sheet.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of March 31, 2020, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $102.0 million and $28.6 million, respectively, as of March 31, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of March 31, 2020 were as follows (in thousands):

Remainder of 2020	$36,281
2021	34,462
2022	51,200
2023	6,175
2024	—
Total long-term debt outstanding	$128,118
Vehicle Procurement Agreement
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Vehicle Procurement Agreement (“VPA”), as amended with a third party (“the Procurement Provider”). Procurement services under the VPA include purchasing and upfitting certain motor vehicles as specified by Flexdrive, providing certain fleet management services, including without limitation vehicle titling, registration and tracking services on behalf of Flexdrive. Pursuant to the term of the VPA, Flexdrive will make the applicable payments in full for the procurement services within thirty days after receipt of an invoice for the specified services either directly or through an advance made by the Master Vehicle Loan or the Non-revolving Loan to the Procurement Provider. Interest is payable on any unpaid invoiced amount not in the possession of the Procurement Provider by the due date in an amount equal to the base rate on corporate loans posted by at least seven of the ten largest US banks.
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of March 31, 2020, the Company was in compliance with all covenants of the VPA and amounts outstanding under the VPA were not material.
9. Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2019	41,685	$52.06	$1,793,305
Granted	—	—
Vested	(3,838)	51.42
Canceled	(1,673)	53.28
Nonvested units as of March 31, 2020	36,174	$52.08	$971,261

In connection with RSUs that vested in the three months ended March 31, 2020, the Company withheld 146,237 shares and remitted tax liabilities of $6.8 million on behalf of the RSU holders to the relevant tax authorities in cash.

As of March 31, 2020, the total unrecognized compensation cost related to RSUs was $874.1 million. The Company expects to recognize this expense over the remaining weighted-average period of 2.5 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP went into effect on March 27, 2019. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The ESPP provides for consecutive, overlapping 12-month offering periods, subject to certain reset provisions as defined in the plan. The initial offering period runs from March 28, 2019 through June 30, 2020.
A total of 6,000,000 shares of Class A common stock were reserved for issuance under the ESPP. As of March 31, 2020, 403,831 shares of Class A common stock have been purchased under the ESPP. The number of shares reserved under the ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the ESPP.
10. Income Tax
The Company’s quarterly tax provision was calculated using a discrete approach, as allowed by ASC 740, Income Taxes, to calculate its interim income tax provision. The discrete method is applied when it is not possible to reliably estimate the annual effective tax rate. The Company believes the use of the discrete method is more appropriate than the annual effective tax rate method at this time because of the uncertainties that have resulted from the COVID-19 pandemic.
The Company’s provision for income taxes was $1.6 million for the three months ended March 31, 2020, with an effective tax rate of (0.41%), and $1.4 million for the three months ended March 31, 2019 with an effective tax rate of (0.12%). The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2020 and December 31, 2019.
11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, RSUs, restricted stock awards (“RSAs”), stock purchase rights granted under the ESPP, and early exercised stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(398,073)	$(1,138,473)
Weighted-average shares used in computing net loss per share, basic and diluted	304,502	23,459
Net loss per share, basic and diluted	$(1.31)	$(48.53)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	March 31,
	2020	2019
Redeemable convertible preferred stock (on an if-converted basis)	—	219,176
Stock options	2,453	6,694
Restricted stock units	36,174	42,752
Restricted stock awards	63	189
ESPP	345	—
Total	39,035	268,811

12. Related Party Transactions
The Company's transactions with related parties were immaterial for the three months ended March 31, 2020 and 2019.
13. Subsequent Events
Reduction in Workforce
On April 29, 2020, the Company committed to a plan of termination as part of the Company’s efforts to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. The plan of termination involves the termination of approximately 982 employees, representing 17% of the Company’s employees. In connection with the plan of termination, the Company estimates that it will incur approximately $28 million to $36 million of restructuring and related charges primarily related to employee severance and benefits costs, the majority of which the Company expects to incur in the second quarter of 2020. As part of the restructuring charges for this plan of termination, in the second quarter of 2020 the Company also expects to record a stock-based compensation charge and corresponding payroll tax expense related to equity compensation for employees who are terminated and a restructuring charge related to the shutdown of certain facilities. The Company cannot reasonably estimate these charges at this time since they depend in part on the Company’s future stock price.
Separately, as part of its cost reductions in light of the COVID-19 pandemic, the Company has furloughed approximately 288 employees and has implemented reductions in base salary for exempt employees for a twelve week period beginning in May 2020, consisting of a 30% reduction for executive leadership, 20% for vice presidents and 10% for all other exempt employees. Members of the Company’s board of directors have voluntarily agreed to forego 30% of their cash compensation for the second quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.
Our Business
Our mission is to improve people’s lives with the world’s best transportation.
Lyft started a movement to revolutionize transportation. In 2012, we launched our peer-to-peer marketplace for on-demand ridesharing and have continued to pioneer innovations aligned with our mission. Today, Lyft is one of the largest multimodal transportation networks in the United States and Canada.
We are laser-focused on revolutionizing transportation and continue to lead the market in innovation. We have established a scaled network of users brought together by our robust technology platform that powers rides and connections every day. We leverage our technology platform, the scale and density of our user network and insights from our increasing number of rides to continuously improve our ridesharing marketplace efficiency and develop new offerings. For example, we pioneered Shared Rides, providing lower-cost rides to riders traveling similar routes while improving the efficiency of our network. In 2018, we were the first to launch a publicly-available commercial autonomous offering in the United States.
Today, our offerings include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters for shorter rides and first-mile and last-mile legs of multimodal trips, information about nearby public transit routes, and Lyft Rentals, an offering to users who have long-distance trips, like a weekend away, to offer riders an extensive view of transportation options when planning any trip. We believe our transportation network offers a viable alternative to car ownership. We anticipate the demand for our offerings will continue to grow as more and more people discover the convenience, experience and affordability of using Lyft.
We generate substantially all our revenue from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from riders renting Light Vehicles, drivers renting vehicles through Flexdrive and Lyft Rentals renters, and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Corporate Business Travel programs.
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
We are continuing to invest in the future, both organically and through acquisitions of complementary businesses. In the first quarter of 2020, the Company acquired Flexdrive, one of our longstanding Express Drive partners. Prior to the acquisition, Flexdrive was a part of the Express Drive program, which allows drivers to enter into short-term rental agreements from third-party operators for vehicles that may be used to provide ridesharing services on the Lyft Platform. We expect the acquisition to contribute to the growth of our business, help us expand the range of our use cases and the breadth of our multimodal offerings. We also continue to invest in the expansion of our network of shared bikes and scooters and autonomous vehicle technology. Our strategy is always to be at the forefront of transportation innovation, and we believe these investments will continue to position us as a leader in Transportation-as-a-Service.
During the first quarter of 2020, we also entered into a Novation Agreement with Clarendon, and certain underwriting companies of Zurich. Pursuant to the terms of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for certain legacy auto liability insurance business underwritten between October 1, 2015 and September 30, 2018, were assigned to, assumed by, and novated to Clarendon, for consideration of $465 million. This transaction will eliminate the majority of our primary auto insurance liabilities related to periods preceding October 2018 and will allow our insurance risk solutions team to spend less time on legacy claims and instead focus their efforts on managing our go-forward insurance costs, which is an important contributor to our path to profitability.

Impact of COVID-19 to our Business
The outbreak of the novel coronavirus, named COVID-19, has been declared a pandemic by the World Health Organization and continues to spread in the United States, Canada, and in many other countries globally. The spread of COVID-19 has caused public health officials to recommend and governments to enact precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines and issuing a “shelter-in-place” order in many regions of the United States and Canada. The pandemic and these related responses have caused, and are expected to continue to cause, decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets.
We are actively monitoring the impact of the COVID-19 pandemic. Beginning in the middle of March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue. This impact has continued into the second quarter of 2020. We have adopted several measures in response to the COVID-19 pandemic, including instructing employees to work from home, distributing thousands of bottles of hand sanitizer and masks to drivers on our platform, making adjustments to our expenses and cash flow to correlate with declines in revenues, restricting non-critical business travel by our employees, and pausing our Shared Rides offerings. In addition, on April 29, 2020, in an effort to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the pandemic, we announced the following actions:
•Termination of approximately 17% of our employees;
•Furlough of approximately 300 employees;
•Implementation of a reduction in base salary for exempt employees for the following 12 weeks, ranging from 10% for most non-hourly employees and up to 30% for our senior leadership team; and
•Members of our board have voluntarily agreed to forego 30% of their cash compensation for the second quarter of 2020.
In connection with these actions, we believe we will incur approximately $28 million to $36 million of restructuring and related charges, primarily related to employee severance and benefit costs, exclusive of stock-based compensation related charges, the majority of which we expect to incur in the second quarter of 2020. We also expect to incur a restructuring charge related to the shutdown of certain facilities. We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business.
Due to the severity of COVID-19 in the United States and Canada and the most significant responses thereto beginning in the middle of March 2020, we believe the impact on our business in the second quarter and beyond will be significantly greater than it was in the first quarter of 2020. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or recover from its impact, among other things. Even as shelter-in-place orders and travel restrictions are modified or lifted, we anticipate that continued social distancing, altered consumer behavior, and expected corporate cost cutting will be significant challenges for us. The strength and duration of these challenges cannot be presently estimated. We have implemented an aggressive plan to strengthen our financial position. In addition to the actions outlined above, we also intend to turn off all rider coupons in response to the current levels of demand for our offerings and decrease our 2020 capital expenditure spending. In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results for the remainder of 2020.
We remain confident in our ability to navigate this unprecedented time in our history and in our long-term growth opportunities and our business model, including our ability to be profitable in the future. With $2.7 billion in unrestricted cash and cash equivalents and short-term investments as of March 31, 2020, we believe we have sufficient liquidity to continue business operations and to take action we determine to be in the best interests of our employees and stakeholders and of drivers and riders on the Lyft Platform. For more information on risks associated with the COVID-19 pandemic, see the section titled “Risk Factors” in Item 1A of Part II.
Financial Results for the Three Months Ended March 31, 2020
•Total revenue was $955.7 million, an increase of 23% year-over-year.
•Total costs and expenses were $1.4 billion, including stock-based compensation expense of $160.0 million, costs related to the transfer of certain legacy auto liability insurance of $64.7 million and insurance costs related to changes to insurance reserves attributed to historical periods of $58.4 million.

•Loss from operations was $414.1 million.
•Net loss was $398.1 million.
•Cash used in operating activities was $206.9 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $2.7 billion as of March 31, 2020.
Active Riders and Revenue per Active Rider

	Three Months Ended March 31,
	2020	2019	Growth Rate
	(in millions, except for dollar amounts and percentages)
Active Riders	21.2	20.5	3.5%
Revenue per Active Rider	$45.06	$37.86	19.0%
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
In the fourth quarter of 2019, we updated the definition of Active Riders to include riders who have migrated from the legacy Motivate platform to the Lyft platform, which resulted in a 0.01% increase, or an additional 1,167 Active Riders, in the fourth quarter of 2019. Prior to the fourth quarter of 2019, for Motivate, only riders that had taken a ride or rented a bike or scooter through the Lyft App during the quarter were counted as an Active Rider. This change had no impact on the Active Riders disclosed in any of the prior periods presented
While the number of Active Riders and Revenue per Active Rider increased in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, the number of Active Riders decreased 7% from 22.9 million Active Riders in the three months ended December 31, 2019 to 21.2 million Active Riders in the three months ended March 31, 2020. The decline in Active Riders was primarily the result of fewer new rider activations and the absence of usage from some of our lower frequency riders from prior quarters due to measures instituted by various government and healthcare officials relating to the COVID-19 pandemic in March 2020.
However, Revenue per Active Rider increased from $44.40 in the three months ended December 31, 2019 to $45.06 in the three months ended March 31, 2020. Additions to our Active Rider base at the end of any quarter are generally dilutive to Revenue per Active Rider for the quarter, which resulted in increased Revenue per Active Rider this quarter. For so long as responsive measures to COVID-19 remain in place, we expect to see significantly fewer Active Riders and depressed Revenue per Active Rider.
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
Our condensed consolidated financial statements as of March 31, 2019 reflect stock-based compensation expense of $857.2 million, which we recognized due to the achievement of the liquidity-event condition of our RSUs that had both service-based and performance-based vesting.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K, except as described below.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.
Components of Results of Operations
As noted above, we expect to see decreased levels of demand for our platform, decreased numbers of new rider activations, and negative impacts on revenue for so long as responsive measures to COVID-19 remain in place. We have adopted several measures in response to the COVID-19 pandemic, including pausing our Shared Ride offerings, instructing employees to work from home, making adjustments to our expenses and cash flow to correlate with declines in revenues, and restricting non-critical business travel by our employees. On April 29, 2020 we committed to a restructuring plan which involved the termination of approximately 17% of our employees, furlough of approximately 300 employees, and temporary salary reductions for all exempt employees and board members. We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results for the remainder of 2020.
Revenues and Rental Revenue Recognition
Revenues from Contracts with Customers (ASC 606)
We recognize revenue from fees paid by drivers for use of our Lyft platform offerings in accordance with ASC 606 as described in Note 2 of the notes to our condensed consolidated financial statements. Drivers enter into terms of service (“ToS”) with us in order to use our Lyft Driver App.
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
We recognize revenue from subscription fees paid by riders to access transportation options through the Lyft Platform and mobile-based applications over the applicable subscription period.
Rental Revenue (ASC 842)
We generate rental revenues primarily from Flexdrive, our network of Light Vehicles, and Lyft Rentals. Under the Flexdrive and Lyft Rentals programs, we operate a fleet of rental vehicles comprised of both vehicles owned by us and vehicles leased from third-party leasing companies (“head leases”). We either lease or sublease vehicles to drivers and Lyft Rentals renters, as a result, we are considered the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis in the condensed consolidated financial statements. Drivers who rent vehicles are charged rental fees, which we collect from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform, or through charging the driver’s credit card.
Revenue generated from single-use ride fees paid by riders of Light Vehicles are recognized upon completion of each related ride. Revenue generated from Flexdrive and Lyft Rentals is recognized evenly over the rental period, which is typically seven days. Due to the short-term nature of the Flexdrive, Lyft Rentals, and Light Vehicle transactions, we classify these rentals as operating leases.
Cost of Revenue
Cost of revenue consists of costs related to operating our multimodal transportation networks including primarily insurance costs that are generally required under TNC and city regulations for ridesharing and bike and scooter rentals, respectively, payment processing charges, including merchant fees, chargebacks and failed charges, hosting and platform-related technology costs, certain direct costs related to ridesharing, bikes and scooters, car rental programs for Lyft Rentals and Flexdrive, personnel-related compensation costs and amortization of our multimodal technology-related intangible assets. Cost of revenue is presented as a single line item on the income statement, as these expenses support all of our revenue generating multimodal offerings and provide an appropriate level of detail as to the type of expenses incurred.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$955,712	$776,027
Costs and expenses
Cost of revenue	542,419	462,857
Operations and support	133,782	187,235
Research and development	258,739	630,960
Sales and marketing	196,437	275,129
General and administrative	238,440	376,736
Total costs and expenses	1,369,817	1,932,917
Loss from operations	(414,105)	(1,156,890)
Interest income	21,327	19,654
Other income (expense), net	(3,665)	146
Loss before income taxes	(396,443)	(1,137,090)
Provision for income taxes	1,630	1,383
Net loss	$(398,073)	$(1,138,473)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	56.8	59.6
Operations and support	14.0	24.1
Research and development	27.1	81.3
Sales and marketing	20.6	35.5
General and administrative	24.9	48.5
Total costs and expenses	143.3	249.0
Loss from operations	(43.3)	(149.0)
Interest income	2.2	2.5
Other income (expense), net	(0.4)	—
Loss before income taxes	(41.5)	(146.5)
Provision for income taxes	0.2	0.2
Net loss	(41.7)%	(146.7)%
Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019.
Revenue

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands, except for percentages)
Revenue	$955,712	$776,027	23%
Revenue increased $179.7 million, or 23%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, driven by an increase in the number of Active Riders and the revenue generated on our platform per Active Rider. Revenue increased from $776.0 million or $37.86 per Active Rider for 20.5 million Active Riders in the three months ended March 31, 2019 to $955.7 million or $45.06 per Active Rider for 21.2 million Active Riders in the three months ended March 31, 2020. The number of Active Riders increased 3.5% in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the wider market adoption of ridesharing in addition to our initiatives to attract and retain riders. Revenue per Active Rider increased 19.0% in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily from increased service fees and commissions including efficiencies from Shared Rides, greater efficiency and effectiveness of driver incentives, and increased rental revenue. Revenue per Active Rider was also positively impacted by the timing of the increase of Active Riders, which was heavily weighted to the first two months of the quarter.
We expect to see decreased levels of demand for our platform and negative impacts on revenue for so long as responsive measures to COVID-19 remain in place.
Cost of Revenue

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands, except for percentages)
Cost of revenue	$542,419	$462,857	17%
Cost of revenue increased $79.6 million, or 17%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was primarily due to an increase of $93.4 million in insurance costs, largely driven by $62.5 million of costs related to the transfer of certain legacy auto insurance liabilities and $34.5 million of increases to insurance reserves related to historical periods as a result of updating actuarial assumptions to reflect currently available information. There was also an increase of $16.5 million in costs associated with the expansion of our network of shared bikes and scooters, and an increase of $12.6 million in web hosting fees to support our platform. This was partially offset by a decrease of $31.8 million in stock-based compensation expense, as the three months ended March 31, 2019 included expenses recognized due to the achievement of the liquidity-event condition of our RSUs that had both service-based and performance-

based vesting, which we started to recognize upon the effectiveness of our IPO Registration Statement, and a decrease of $11.1 million in costs related to Flexdrive.
Operations and Support

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands, except for percentages)
Operations and support	$133,782	$187,235	(29)%
Operations and support expenses decreased $53.5 million, or 29%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease of $47.3 million in stock-based compensation expense, as the three months ended March 31, 2019 included expenses recognized due to the achievement of the liquidity-event condition of our RSUs that had both service-based and performance-based vesting, which we started to recognize upon the effectiveness of our IPO Registration Statement.
Research and Development

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands, except for percentages)
Research and development	$258,739	$630,960	(59)%
Research and development expenses decreased $372.2 million, or 59%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease of $410.7 million in stock-based compensation expense, as the three months ended March 31, 2019 included expenses recognized due to the achievement of the liquidity-event condition of our RSUs that had both service-based and performance-based vesting, which we started to recognize upon the effectiveness of our IPO Registration Statement. This was partially offset by an increase of $18.3 million in other personnel-related costs as a result of an increase in headcount to support our expanded research and development activities and an increase of $10.3 million in research and development costs associated with autonomous vehicles driven by the conclusion of a co-development partnership in the fourth quarter of 2019.
Sales and Marketing

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands, except for percentages)
Sales and marketing	$196,437	$275,129	(29)%
Sales and marketing expenses decreased $78.7 million, or 29%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease of $40.4 million in stock-based compensation expense, as the three months ended March 31, 2019 included expenses recognized due to the achievement of the liquidity-event condition of our RSUs that had both service-based and performance-based vesting , which we started to recognize upon the effectiveness of our IPO Registration Statement. The decrease was also due to a decrease of $20.8 million in costs related to incentive programs to attract riders and drivers to use the Lyft Platform and to increase rider loyalty and ride frequency, a decrease of $16.2 million in costs associated with driver and passenger acquisition and a decrease of $12.3 million in brand and other marketing.
General and Administrative

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands, except for percentages)
General and administrative	$238,440	$376,736	(37)%
General and administrative expenses decreased $138.3 million, or 37%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease of $169.5 million in stock-based compensation expense, as the three months ended March 31, 2019 included expenses recognized due to the achievement of the liquidity-event condition of our RSUs that had both service-based and performance-based vesting , which we started to recognize upon the effectiveness of our IPO Registration Statement. The decrease was also due to a decrease of $8.8 million in legal accruals and settlements. This was partially offset by an increase of $11.5 million in consultant and advisory costs due to overall growth in our business and an increase of $10.1 million in corporate insurance costs largely driven by an increase in the accrual of self-retained general business liabilities.
Interest Income

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands, except for percentages)
Interest income	$21,327	$19,654	9%
Interest income increased $1.7 million, or 9%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily driven by an increase in our cash equivalents and short-term investments balance as we invested the proceeds from our IPO.
Non-GAAP Financial Measures

	Three Months Ended March 31,
	2020	2019	Growth Rate
	(in millions, except for percentages)
Contribution(1)	$547.4	$384.9	42.2%
Contribution Margin(1)	57.3%	49.6%
Adjusted EBITDA(1)	$(85.2)	$(216.0)	60.6%
Adjusted EBITDA Margin(1)	(8.9)%	(27.8)%
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
•changes to the liabilities for insurance required by regulatory agencies attributable to historical periods; and
•transfer of certain legacy auto insurance liabilities.
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

During the first quarter of 2020, we entered into a Novation Agreement for the transfer of certain legacy auto insurance liabilities between October 1, 2015 and September 30, 2018. Refer to Note 4 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding this transaction. We believe the costs associated with the transfer of these legacy auto insurance liabilities do not illustrate the current period performance of our ongoing operations despite this transaction occurring in the current period because these costs are non-recurring and the transferred insurance liabilities relate to claims that date back years. We believe the adjustment to exclude the these costs related to the transfer of legacy insurance liabilities from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.
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
•other income (expense), net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•payroll tax expense related to stock-based compensation;
•changes to the liabilities for insurance required by regulatory agencies attributable to historical periods;
•costs related to acquisitions, if any; and
•transfer of the certain legacy auto insurance liability.
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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended March 31,
	2020	2019
Revenue	$955.7	$776.0
Less cost of revenue	542.4	462.9
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	2.8	5.3
Stock-based compensation expense	9.7	41.5
Payroll tax expense related to stock-based compensation	0.7	1.2
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	58.4	23.8
Transfer of certain legacy auto insurance liabilities(2)	62.5	—
Contribution	$547.4	$384.9
_______________
(1)$58.4 million of insurance expense recorded during the three months ended March 31, 2020 reflects changes to reserves estimates of claims from 2019 and earlier periods and $23.8 million of insurance expense recorded during the three months ended March 31, 2019 reflects changes to reserves estimates of claims from 2018 and earlier periods.
(2)The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2020	2019
Net loss	$(398.1)	$(1,138.5)
Adjusted to exclude the following:
Interest income	(21.3)	19.7
Other income, net	3.7	0.1
Provision for income taxes	1.6	1.4
Depreciation and amortization	35.5	23.1
Stock-based compensation expense	160.0	859.5
Payroll tax expense related to stock-based compensation	9.9	34.5
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	58.4	23.8
Costs related to acquisitions	0.4	—
Transfer of certain legacy auto insurance liabilities(2)	64.7	—
Adjusted EBITDA	$(85.2)	$(216.0)
_______________
(1)$58.4 million of insurance expense recorded during the three months ended March 31, 2020 reflects changes to reserves estimates of claims from 2019 and earlier periods and $23.8 million of insurance expense recorded during the three months ended March 31, 2019 reflects changes to reserves estimates of claims from 2018 and earlier periods.
(2)The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense.
Liquidity and Capital Resources
As of March 31, 2020, our principal sources of liquidity were cash and cash equivalents of approximately $597.9 million and short-term investments of approximately $2.1 billion, exclusive of restricted cash, cash equivalents and investments of $1.5 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.

In April 2019, we received net proceeds of $2.5 billion upon the completion of our IPO.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2020 and December 31, 2019 were $0.9 billion and $1.4 billion, respectively.
We are actively monitoring the impact of the COVID-19 pandemic. We saw a large decline in rides in the last two weeks of the first quarter, and such reduced levels have continued into the second quarter, which we believe will have a more significant effect on our revenues and cash flows from operations in the second quarter. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or treat its impact, among other things. We have adopted several measures in response to the COVID-19 pandemic, including pausing our Shared Ride offerings, instructing employees to work from home, distributing thousands of bottles of hand sanitizer and masks to drivers on our platform, making adjustments to our expenses and cash flow to correlate with declines in revenues, and restricting non-critical business travel by our employees. On April 29, 2020. we made the decision to terminate approximately 17% of our employees, furlough of approximately 300 employees, and implement temporary salary reductions for all exempt employees ranging from 10% for most employees to 30% for our senior leadership team. In addition, members of our board have voluntarily agreed to forego 30% of their cash compensation for the second quarter of 2020. In connection with these decisions, we believe we will incur approximately $28 million to $36 million of restructuring and related charges, primarily related to employee severance and benefit costs, exclusive of stock-based compensation charges, the majority of which we expect to incur in the second quarter of 2020. We also expect to incur a restructuring charge related to the shutdown of certain facilities. In addition, we also intend to turn off all rider coupons in response to the current levels of demand for our offerings and decrease our 2020 capital expenditure spending. We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. With nearly $2.7 billion in unrestricted cash and cash equivalents and short-term investments as of March 31, 2020, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, measures taken by the Company in response to the COVID-19 pandemic, our ability to maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic, and the expansion of sales and marketing activities. As noted above, we expect to see decreased levels of demand for our platform, decreased numbers of new rider activations, and negative impacts on revenue for so long as responsive measures to COVID-19 remain in place. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(206,926)	$(84,827)
Net cash provided by investing activities	787,667	670,324
Net cash used in financing activities	(16,644)	(788,167)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(120)	102
Net change in cash, cash equivalents and restricted cash and cash equivalents	$563,977	$(202,568)
Operating Activities
Cash used in operating activities was $206.9 million for the three months ended March 31, 2020. This consisted primarily of a net loss of $398.1 million offset by non-cash stock-based compensation expense of $160.0 million.

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
Investing Activities
Cash provided by investing activities was $787.7 million for the three months ended March 31, 2020, which primarily consisted of proceeds from sales and maturities of marketable securities of $2.1 billion, partially offset by purchases of marketable securities of $1.2 billion and a term deposit of $75.0 million.
Cash provided by investing activities was $670.3 million for the three months ended March 31, 2019, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.3 billion, partially offset by purchases of short-term investments of $607.2 million.
Financing Activities
Cash used in financing activities was $16.6 million for the three months ended March 31, 2020, which primarily consisted of taxes paid related to net share settlement of equity awards of $6.8 million and principal payments of finance lease obligations of $6.2 million.
Cash used in financing activities was $788.2 million for the three months ended March 31, 2019, which primarily consisted of taxes paid related to net share settlement of equity awards of $784.7 million.
Contractual Obligations and Commitments
In connection with our acquisition of Flexdrive, Flexdrive remained responsible for the Non-revolving Loan, the Master Vehicle Loan and the VPA (each as defined in Note 8 to our condensed consolidated financial statements). As of March 31, 2020, we met all covenants related to these loans and agreements. Refer to Note 8 "Debt" to our condensed consolidated financial statements for additional information.
In conjunction with the Novation, Clarendon and PVIC executed a binding letter of intent to enter into the Retrocession Agreement. Pursuant to the summary of term of the Retrocession Agreement, PVIC will reinsure Clarendon’s losses related to the Legacy Auto Liability in excess of an aggregate limit of $816 million. Refer to Note 4 "Supplemental Financial Information" to our condensed consolidated financial statements for information on this transaction.
In May 2020, we modified our non-cancellable arrangement with a web-hosting services provider by extending the commitment period through June 2022 with no change to the aggregate commitment amounts of $300.0 million. As of March 31, 2020, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of March 31, 2020, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.7 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.5 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer protection, intellectual property disputes, including patent infringement, compliance with regulatory requirements and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, administrative actions, government investigations and legal and regulatory proceedings in the future and as our business grows, including proceedings related to product liability, acquisitions, securities issuances or business practices, or public disclosures about our business. We are also regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings challenging the classification of drivers as independent contractors or seeking to hold us liable for the actions of independent contractor drivers on our platform. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Except as set forth below, there have been no material changes with respect to Legal Proceedings as disclosed in our Annual Report on Form 10-K.
Independent Contractor Classification Matters
With regard to independent contractor classification of drivers on our platform, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of these drivers as independent contractors, and claims that, by the alleged misclassification, we have violated various labor and other laws that would apply to driver employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. For example, Assembly Bill 5 codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill has led and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) and California’s Unfair Competition Law. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. We are currently involved in a number of putative class actions, thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified drivers as independent contractors and other matters challenging the classification of drivers on our platform as independent contractors. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, results of litigation, arbitration and regulatory actions are inherently unpredictable and legal proceedings related to these driver claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
We are also involved in administrative audits related to driver classification in California, Connecticut, Oregon, Wisconsin, Illinois and New Jersey. These audits relate to our alleged obligation to provide unemployment insurance benefits to drivers under state law. We dispute that we are obligated to provide such benefits under state law and these proceedings are ongoing.
There have been no material changes with respect to these matters as disclosed in our Annual Report on Form 10-K.
Patent Litigation
We are currently involved in legal proceedings related to alleged infringement of patents and other intellectual property and, in the ordinary course of business, we receive correspondence from other purported holders of patents and other intellectual property offering to license such property and/or asserting infringement of such property. We dispute any allegation of wrongdoing and intend to defend ourselves vigorously in these matters. There have been no material changes with respect to these matters as disclosed in our Annual Report on Form 10-K.
Consumer and Other Class Actions

We are involved in a number of class actions alleging violations of consumer protection laws such as the TCPA as well as violations of other laws such as the Americans with Disabilities Act, or the ADA. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. There have been no material changes with respect to these matters as disclosed in our Annual Report on Form 10-K.
Personal Injury and Other Safety Matters
In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to accidents or other incidents involving drivers or riders using or who have used services offered on our platform, as well as from third parties. We are currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on our platform, other riders and third parties. We believe we have meritorious defenses, dispute the allegations of wrongdoing and intend to defend ourselves vigorously. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in our opinion, is likely to have a material impact on our business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on our business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. There have been no material changes with respect to these matters as disclosed in our Annual Report on Form 10-K.
Securities Litigation
Beginning in April 2019, several putative class actions were filed in California state and federal court against us, our directors, certain of our officers, and certain of the underwriters named in our IPO Registration Statement alleging violation of securities laws in connection with our IPO. These cases have been consolidated into two putative class actions, one in California state court and the other in federal court. We filed our demurrer to the consolidated complaint in California state court on December 30, 2019. The hearing on our demurrer has been postponed due to the public health crisis caused by COVID-19. On April 16, 2020, plaintiffs in the federal court case filed a consolidated complaint. Our motion to dismiss that consolidated complaint is due on May 14, 2020. We believe these lawsuits are without merit and we intend to vigorously defend against them.
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
We have been focused on ridesharing since our ridesharing marketplace launched in 2012, and our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. This relatively limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
•forecast our revenue and budget for and manage our expenses;
•attract new qualified drivers and new riders and retain existing qualified drivers and existing riders in a cost-effective manner;
•comply with existing and new or modified laws and regulations applicable to our business;
•manage our platform and our business assets and expenses in light of the COVID-19 pandemic and related public health measures issued by various jurisdictions, including travel bans, travel restrictions, social distancing requirements, and shelter-in-place orders, as well as maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic;

•plan for and manage capital expenditures for our current and future offerings, including our network of shared bikes and scooters or certain vehicles in the Express Drive program and our fleet of vehicles for Lyft Rentals, and manage our supply chain and supplier relationships related to our current and future offerings;
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
•effectively manage our growth and business operations, including the impacts of the COVID-19 pandemic on our business;
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
The COVID-19 pandemic has disrupted and harmed, and may continue to disrupt and harm, our business, financial condition and results of operations. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition and results of operations and the achievement of our strategic objectives.
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, travel restrictions, social distancing requirements, and shelter-in-place orders. The pandemic and these related responses have caused, and are expected to continue to cause, decreased demand for our platform, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains, and significant volatility and disruption of financial markets.
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:
•Declines in travel as a result COVID-19, including commuting, local travel, and business and leisure travel, has resulted in decreased demand for our platform which has decreased our revenues as well as decreased earning opportunities for drivers on our platform. We have also paused our Shared Rides offerings as a result of COVID-19. Changes in travel trends and behavior arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect.
•In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results for the remainder of 2020.
•The impacts of the COVID-19 pandemic on our business customers have caused a reduction in demand for our Lyft Business offerings and that reduction may persist or expand further in the future.
•The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having employees in nearly all of our locations work remotely, limiting employee travel, and cancelling, postponing or holding virtual events and meetings. We may in the future be required to or choose voluntarily to take actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees or users of our platform. The effects of the pandemic, including remote working arrangements for employees, may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. To the extent these measures result in decreased productivity, harm our company culture, adversely affect our ability to maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
•We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meet our standards is critical to our operations. We also design and contract to manufacture certain assets related to our network of shared bikes and scooters and we rely on a small number of suppliers for components and manufacturing services. We have faced challenges due to the COVID-19 pandemic related to these assets, and we expect to continue to face additional challenges in future periods. These challenges may adversely affect our ability to deploy new bikes and scooters on our network or to implement new features on our network of shared bikes and scooters. These supply chain issues have and may continue to adversely affect our business, financial condition and results of operations.
•The impacts of COVID-19 have and may continue to have an adverse impact on the demand for rental vehicles for Flexdrive’s fleet rented to drivers through our Express Drive program, and for our fleet rented to users through Lyft Rentals. Further, COVID-19 has and may continue to negatively impact Lyft's and Flexdrive's ability to conduct rental operations through the Express Drive program and Lyft Rentals as a result of restrictions on travel, mandated closures, limited staffing availability, and other factors related to COVID-19. Lyft Rentals temporarily ceased operations, closing its rental locations, as a result of COVID-19. While Flexdrive rental periods renew on a weekly basis, new rental reservations were temporarily blocked, and subsequently re-opened with modified operations to limit the proximity and amount of interactions between associates and drivers, and to address additional cleaning which may be required as a result of COVID-19. These operations are more costly, and vulnerable to shortages of cleaning supplies or other materials required to operate rental sites while minimizing the risk of exposure to COVID-19. As a result of the adverse impact to demand for rides on the rideshare platform, drivers renting from Flexdrive have a diminished ability to pay their rental fees to Flexdrive, resulting in an increase in failed charges for such fees. In response, Lyft and Flexdrive have reduced pricing for rentals in Express Drive in cities most affected by COVID-19, and have waived rental fees for drivers who are confirmed to be infected or under a physician-required quarantine. Further, both Lyft and Flexdrive have faced significantly higher costs in transporting, repossessing, cleaning, and storing unrented and returned vehicles from both fleets. These impacts to the demand for and operations of the different rental programs have and may continue to adversely affect our business, financial condition and results of operation.
•The COVID-19 pandemic may adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology, including through direct impacts of the COVID-19 virus on employee and contractor health; shelter-in-place orders by local, state, or federal governments negatively impacting operations, including our ability to test autonomous vehicle technology; or economic impacts limiting our or our current or prospective partners or suppliers ability to expend resources on developing and deploying autonomous vehicle technology. These impacts to the development and deployment of autonomous vehicle technology may adversely affect our business, financial condition and results of operations.
Many of the public health measures in response to the COVID-19 pandemic were implemented in March 2020, and thus have had a more limited impact on our results of operations for the quarter ended March 31, 2020, and we expect to see more significant impacts in the second quarter of the year. In response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. As the severity, magnitude and duration of the COVID-19 pandemic, the public health responses, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our users, customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; the duration of the pandemic; and the pace of recovery when the COVID-19 pandemic subsides.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $0.4 billion and $1.1 billion in the three months ended March 31, 2020 and 2019, respectively. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we may incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic through enhanced sanitization procedures and health safety programs. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Express Drive program, Flexdrive and Lyft Rentals. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards may continue to be a significant expense in future periods, and we have $0.9 billion of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 2.5 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
•our reputation, including the perceived safety of our platform, and brand strength relative to our competitors;
•our pricing models and the prices of our offerings and the fees we charge drivers on our platform;
•our ability, and our ability compared to our competitors, to manage our business and operations during the COVID-19 pandemic and related governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities);
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
The ridesharing market has grown rapidly since we launched our ridesharing marketplace in 2012, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely-adopt ridesharing and our other offerings. We cannot be certain whether the COVID-19 pandemic will negatively impact the willingness of drivers or passengers to participate in ridesharing or the willingness of riders to use shared bikes or scooters. In addition, we have paused our Shared Rides offerings, and we have been temporarily restricted from operating our bike share and scooter share programs in certain jurisdictions due to public health and safety measures implemented in response to the COVID-19 pandemic. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition and results of operations.

If we fail to cost-effectively attract and retain qualified drivers, or to increase utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors, or if drivers become dissatisfied with our programs and benefits, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. If drivers are unsatisfied with our partners, including our third-party vehicle rental partners, our ability to attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers could be adversely affected. We frequently test driver incentives on subsets of existing drivers and potential drivers, and these incentives could fail to attract and retain qualified drivers or fail to increase utilization by existing drivers, or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration, labor and employment laws or background check requirements, may result in a shift or decrease in the pool of qualified drivers, which may result in increased competition for qualified drivers or higher costs of recruitment, operation and retention. Other factors outside of our control, such as the COVID-19 pandemic or other concerns about personal health and safety, increases in the price of gasoline, vehicles or insurance, may also reduce the number of drivers on our platform or utilization of our platform by drivers, or impact our ability to onboard new drivers. If we fail to attract qualified drivers on favorable terms, fail to increase utilization of our platform by existing drivers or lose qualified drivers to our competitors, we may not be able to meet the demand of our riders, including maintaining a competitive price of rides to our riders, and our business, financial condition and results of operations could be adversely affected.
If we fail to cost-effectively attract new riders, or to increase utilization of our platform by our existing riders, our business, financial condition and results of operations could be harmed.
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Our riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings or drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. Further, government actions in response to the COVID-19 pandemic, such as travel bans, travel restrictions, social-distancing requirements and shelter-in-place orders, have decreased and may continue to decrease utilization of our platform by riders. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Lyft Rentals vehicles, or certain vehicles in Express Drive, our business, financial condition and results of operations could be adversely affected.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In most U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2020 and December 31, 2019 were $0.9 billion and $1.4 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected.
We also procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability and general business liabilities, including product liability. For certain types of operations-related risks or future risks related to our new and evolving offerings, such as a scaled network of autonomous vehicles, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, self-insured retentions or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, it could be unable to pay any operations-related claims that we make. Certain losses may be excluded from insurance coverage including, but not limited to losses caused by intentional act, pollution, contamination, virus, bacteria, terrorism, war and civil unrest.
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
We rely on a limited number of third-party insurance service providers to service our auto-related claims. If any of our third-party insurance service providers fails to service claims to our expectations, discontinues or increases the cost of coverage or changes the terms of such coverage in a manner not favorable to drivers or to us, we cannot guarantee that we would be able to secure replacement coverage or services on reasonable terms in an acceptable time frame or at all. If we cannot find alternate third-party insurance service providers on terms acceptable to us, we may incur additional expenses related to servicing such auto-related claims using internal resources. In the future, we may explore the possibility of selling portions of retained insurance risk to third-parties. This may cause us to incur additional expenses in the total cost of this risk.
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
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, environmental health and safety, background checks, public health, and delivery of goods including (but not limited to) medical supplies and perishable foods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
The ridesharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or comply with certain reporting and other compliance requirements to provide our ridesharing, bike and scooter sharing, Flexdrive, Lyft Rentals and autonomous vehicle offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke existing or deny renewals of permits to operate, delay our ability to operate, increase their fees, charge new types of fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings. Any of the foregoing actions by these jurisdictions and governmental entities could adversely affect our business, financial condition and results of operations.
Recent financial, political and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors, such as ridesharing and delivery companies. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, a new law in California, known as Assembly Bill 5, codifies and extends an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill has led to and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) and California’s Unfair Competition Law. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. Additionally, we have invested and from time to time we will continue to invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations, particularly those related to the ridesharing industry, which may negatively impact the legal and administrative proceedings challenging the classification of drivers on our platform as independent contractors if we are unsuccessful or lead to additional costs and expenses even if we are successful. These activities may not be successful, and any negative outcomes could adversely affect our business, operations, financial condition and results of operations.

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
New and existing competitors may develop or utilize autonomous vehicle technologies for ridesharing, which are expected to have long-term advantages compared to traditional non-autonomous ridesharing offerings. We partner with several companies to develop autonomous vehicle technology and offerings, including, at times, the development of jointly-owned intellectual property, and we continue to devote resources towards developing our own autonomous vehicle technology. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, growth, the magnitude and timing of necessary investments and other trends. Our initiatives may not perform as expected, which would reduce the return on our investments in this area, and our partners may decide to terminate their partnerships with us. In addition, the COVID-19 pandemic may adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology. If we are unable to efficiently develop our own autonomous vehicle technology or to develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platform, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, our business, financial condition and results of operations could be adversely affected.
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
•concerns by riders or drivers about the safety of ridesharing and our platform in light of the COVID-19 pandemic;
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
•modification or discontinuation of our community or sustainability programs;
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, a new law in California, known as Assembly Bill 5, codifies and extends an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill has led to and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) and California’s Unfair Competition Law. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
In addition to the harms listed above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and/or operations (including ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations and our ability to achieve or maintain profitability in the future.
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in several putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorney General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in California, Connecticut, Oregon, Wisconsin, Illinois and New Jersey. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
We rely on third-party background check providers to screen potential drivers, and if such providers fail to provide accurate information, or if providers are unable to complete background checks because of court closures or other unforeseen government shutdown, or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on third-party background check providers to screen the records of potential drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards. Our business has and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks because of court closures or other government shutdown related to the COVID-19 pandemic, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings such as autonomous vehicles, Driver Centers, our network of shared bikes and scooters and deliveries, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven and incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new qualified drivers and new riders at a lower cost than us. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. In the past, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and there can be no assurance that we will not be forced, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. Furthermore, our riders’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing during the COVID-19 pandemic have imposed limits on prices for certain rides. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and may in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders.
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
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in May 2019 the San Francisco Municipal Transit Authority (“SFMTA”) opened a public permit application process for bike share operators in violation of our exclusive right to operate a bike share program in San Francisco’s public rights-of-way. In June 2019, we filed an action for injunctive and declaratory relief through one of our subsidiaries to protect its negotiated right to exclusivity for a bike share program and, in July 2019, the court granted a preliminary injunction preventing the SFMTA from issuing any permits in violation of those exclusive rights. A negative determination in this ongoing litigation or in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations; other jurisdictions in which we currently hold, or may in the future hold, exclusive rights to operate could follow suit in issuing permits in violation of such exclusive rights or in making a determination that we do not hold exclusive rights to operate. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. For example, the city of Miami indefinitely suspended rentals of bikes and scooters as a result of the COVID-19 pandemic. While we do not expect any individual region to have a material impact, these denials in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of shared bikes and scooters, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.

We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meets our standards is critical to our operations. We expect to continue to rely on external suppliers in the future. There can be no assurance we will be able to maintain our existing relationships with these suppliers and continue to be able to source our bikes and scooters on a stable basis, at a reasonable price or at all. We also design and contract to manufacture certain assets related to our network of shared bikes and scooters and we rely on a small number of suppliers for components and manufacturing services.
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises, such as the COVID-19 pandemic, governmental or regulatory changes and other factors beyond our control have and could continue to affect our suppliers’ ability to deliver products on a timely basis. As a result of the COVID-19 pandemic, some of our suppliers have been delayed in delivering products.
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
The revenue we generate from our network of shared bikes and scooters may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of shared bikes and scooters, however, we expect the demand for our bike and scooter rentals to decline over the winter season and increase during more temperate and dry seasons. Our network of shared bikes and scooters is also subject to risks related to COVID-19, as discussed above. In particular, travel bans and restrictions, as well as shelter in place orders have decreased demand and we are unable to predict when these public health and safety measures may be eased, which may continue to result in decreased demand notwithstanding usual seasonality. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third parties that are attributed to us through our offerings. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, riders, or third parties, or the management and safety of our platform and our assets, including in light of the COVID-19 pandemic and related public health measures issued by various jurisdictions, including travel bans, restrictions, social distancing guidance, and shelter-in-place orders. We may also be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations, we may not be able to secure coverage at all.
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
We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2019 and 2018, our revenue was $3.6 billion and $2.2 billion, respectively, representing a 68% growth rate from 2018 to 2019. In the quarters ended March 31, 2020 and 2019, our revenue was $1.0 billion and $776.0 million, representing a 23% growth rate. However, we have experienced a decline in revenue due to decreased demand for our ridesharing platform in light of the COVID-19 pandemic, and we expect that our revenue growth rate and financial performance in future quarters will continue to be harmed while responsive measures to COVID-19, such as travel bans and restrictions, social distancing requirements and shelter-in-place orders, remain in place. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates will slow in future periods due to a number of reasons, which may include impacts of the COVID-19 pandemic on our business, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Since 2012, we have generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. For example, the number of our full-time employees has increased from 2,708 as of December 31, 2017, to 5,726 as of March 31, 2020. However, in April 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 982 employees. Steps we take to manage our business operations and future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
Our ability to manage our growth and business operations effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.
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
Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including having employees or third party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees (including increased use of video conferencing), our exposure to cyberattacks or security breaches may increase. Further, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, our employees have been accused in the past of violating these policies and we may be subject to these types of accusations in the future.
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
We receive, transmit and store a large volume of personally identifiable information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, and the California Consumer Privacy Act, or CCPA. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which became operative on January 1, 2020, requires new disclosures to California consumers and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CCPA and its interpretation and enforcement remain unclear. The effects of this legislation potentially are far-reaching, however, and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. The CCPA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, the collection and storage of data in connection with the use of our Concierge Platform by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Contracted healthcare entities including healthcare providers, health plans, and transportation brokers using our Concierge offering are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare entities. Compliance obligations under HIPAA include privacy, security and breach notification obligations, and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1.5 million for identical incidences and the possibility of civil litigation.
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
For example, the use of our Concierge offering by healthcare contracted entities and transportation brokers with which we partner may subject us to certain healthcare-related laws and regulations. These laws and regulations may impose additional requirements on us and our platform in providing rides to healthcare partners. Additional requirements may arise related to processing of payments, the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare transportation partners. With respect to our healthcare rides provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations. Significant violations of such laws could lead to our loss of provider enrollment status, which could potentially result in exclusion from the federal programs as a provider. Further, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes. Furthermore, in response to the COVID-19 pandemic, in April 2020 we began piloting a delivery service and have been deemed an essential service by COVID-19 shelter-in-place orders in numerous jurisdictions, which may subject us to additional laws and regulations, including limits on pricing.
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
Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after September 30, 2022, and only after complying with certain advance notice requirements. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short term loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
In January 2019, we entered into an addendum to our commercial agreement with AWS, pursuant to which we committed to spend an aggregate of at least $300 million between January 2019 and December 2021 on AWS services. In May 2020, we amended the addendum to extend the commitment period through June 2022 with no change to the aggregate commitment amounts. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference, which could adversely affect our financial condition and results of operations.
We rely on third-party and affiliate vehicle rental partners for our Express Drive program, and if we cannot manage our relationships with such parties and other risks related to our Express Drive and Lyft Rentals program, our business, financial condition and results of operations could be adversely affected.
We rely on third-party and affiliate vehicle rental partners as well as third-party vehicle supply, fleet management and finance partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners or third-party vehicle supply, fleet management and finance partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, the availability of vehicles for drivers in certain markets could be adversely impacted, and we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, in the event that vehicle manufacturers issue recalls or the supply of vehicles or automotive parts is interrupted, including as a result of public health crises, such as the COVID-19 pandemic, affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. For example, in September 2019, GM issued a recall affecting the 2018 Chevy Malibu, which affected a moderate portion of the fleet provided by Lyft’s rental partners. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ or Lyft’s fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. On February 7, 2020, Lyft acquired one of the rental partners in the Express Drive program, Flexdrive, as a wholly-owned subsidiary of Lyft. While wholly-owned by Lyft, Flexdrive will continue operating as an independent company, maintaining its own management, personnel and assets, including its fleet. If Lyft and Flexdrive are unable to manage costs of operating Flexdrive’s fleet and potential shortfalls between such costs and the rental fees collected from drivers, we may update the pricing methodologies related to Flexdrive’s offering in Lyft’s Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers.
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
Our fleet of cars exposes us to certain risks, including with respect to decreases in the residual value, or reductions in the utilization, of vehicles in our fleet.
For the Lyft Rentals consumer car rental business and, through our subsidiary Flexdrive, for vehicles rented to drivers through our Express Drive program, we source a portion of our fleet from a range of auto manufacturers. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to sell cars to us on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, we may be unable to obtain a sufficient number of vehicles to operate our Express Drive or Lyft Rentals businesses without significantly increasing our fleet costs or reducing our volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact passenger demand, the demand for or ability to rent vehicles in Lyft Rentals or the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in our fleet. Reduced utilization has increased and could continue to increase costs of maintaining the fleet or storing or moving unused vehicles.
The costs of our fleet vehicles may also be adversely impacted by the relative strength of the used car market. We currently sell vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. It is difficult to estimate the residual value of vehicles used in ridesharing, such as those rented to drivers through our Express Drive program. Further, market events, such as the COVID-19 pandemic, have affected the demand for or pricing in the used vehicle market. For example, as a result of the COVID-19 pandemic, other operators of large fleets, such as rental companies, are reportedly seeking to place large volumes of vehicles into the resale market, which have driven down the price and corresponding residual value of used vehicles. A reduction in residual values for vehicles in our fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate while we own them. If we are unable to obtain and maintain our fleet of vehicles cost-efficiently or if we are unable to accurately forecast the residual values of vehicles in our fleet, our business, financial condition and results of operations could be adversely affected.
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
Nearly all of our riders’ payments and driver payouts are made by credit card, debit card or through third-party payment services, which subjects us to certain payment network or service provider operating rules, to certain regulations and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional operating rules, regulations and risks. We may be also subject to a number of other laws and regulations relating to the payments we accept from our riders, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our riders. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

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
For various payment options, we are required to pay fees such as interchange and processing fees that are imposed by payment processors, payment networks and financial institutions. These fees are subject to increases, which could adversely affect our business, financial condition, and results of operations. Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the users on our platform violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
Our success depends in part on our relationships with other third-party service providers. For example, we rely on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by drivers and riders on our platform. Further, from time to time, we enter into strategic commercial partnerships in connection with the development of new technology, the growth of our qualified driver base, the provision of new or enhanced offerings for users on our platform and our expansion into new markets. If any of our partners terminates its relationship with us, including as a result of COVID-19-related impacts to their business and operations, or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
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
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. For example, in 2018, we launched our scooter sharing offering on our platform in certain markets and in April 2020, we began piloting a delivery service in response to the COVID-19 pandemic. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.
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
Our expansion into bike and scooter sharing, other modes of transportation, vehicle rental programs and delivery services has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, we face the risk that our network of shared bikes and scooters, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
Our new delivery service may not be successful and may expose us to additional risks.
In response to the COVID-19 pandemic, we are piloting a new delivery service for a period of time to assess its feasibility. This offering, which began in April 2020, currently allows businesses to send essential goods, including meals and medical supplies, from one location to another. Drivers are provided the opportunity to opt-in to receive delivery requests and are currently paid based on the driver rate card for a standard Lyft ride. Delivery is not currently available in all markets and therefore not all drivers have the opportunity to receive delivery requests at this time. We face a number of challenges that may affect the ultimate success of this offering, including:
•the market for this offering may not be sustained following the COVID-19 pandemic, or may not develop at all;
•we may be unable to attract and retain drivers for this offering, and drivers currently using our platform may not opt-in to drive for this offering, which may create shortages of driver supply;
•we may be unable to attract and retain businesses to participate in this offering;
•we may fail to develop an effective pricing model for this offering that incentivizes drivers and businesses to use this offering while maintaining margins for us;
•our competitors may have more experience with respect to business or consumer deliveries, greater brand recognition in the delivery space, or greater financial or other resources that enable them to derive greater revenue, attract and retain drivers and businesses for their similar offerings, and more efficiently provide their offerings;

•we may incur additional costs and expenses associated with providing business or consumer delivery services, including insurance-related and other costs;
•we may be subject to litigation in a number of areas, including personal injury and automotive liability;
•we are subject to a variety of laws and regulations that are costly to comply with and may affect the profitability of this offering, including laws and regulations regarding pricing, and any failure to comply with such laws and regulations will adversely affect our deliveries offering; and
•we may fail to effectively respond to market developments in a timely manner, or at all.
Additionally, the development of this delivery service may divert resources, including management’s attention, from our other offerings and adversely affect their development. If we are unable to develop and grow our delivery service, or unable to do so cost-effectively, whether as a result of our own actions or market conditions more generally, our business, financial condition and results of operations could be adversely affected.
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
Our ability to attract and retain qualified drivers and riders is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our platform depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride, leaving something in a driver’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. Our number of Active Riders has increased from 14.2 million for the quarter ended March 31, 2018 to 21.2 million for the quarter ended March 31, 2020. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. If we grow our international rider base and the number of international drivers on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Furthermore, the COVID-19 pandemic may impact our ability to provide effective and timely support, including as a result of a decrease in the availability of service providers and increase in response time. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.
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
We have also incurred, and may in the future incur, losses from fraud and other misuse of our platform by drivers and riders, including in connection with programs we put in place in response to the COVID-19 pandemic. For example, we have experienced reduced revenue from actual and alleged unauthorized rides fulfilled and miles traveled in connection with our Concierge offering. If we are unable to adequately anticipate and address such misuse either through increased controls, platform solutions or other means, our partner relationships, business, financial condition and results of operations could be adversely affected.
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
In light of the COVID-19 pandemic, we have suspended Shared and Shared Saver Rides on our platform. While we believe these suspensions are in the best interests of drivers and riders on our platform, these suspensions have adversely affected our business and results of operations. To the extent we continue to suspend these offerings during the COVID-19 pandemic, or demand for these offerings is adversely affected following the end of these suspensions, our business, financial condition and results of operations could be adversely affected.
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
In connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third party lender and a Vehicle Procurement Agreement, as amended, with a third party. Further, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 8 "Debt" to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our current and prospective indebtedness. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments. To date, we have used a substantial amount of cash for operating activities, and we cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, or to fund our operations. Further, the London Interbank Offered Rate (LIBOR) is expected to be phased out as a benchmark by the end of 2021. If new methods of calculating LIBOR are established or if other benchmark rates used to price indebtedness or investments are established, the terms of any existing or future indebtedness or investments, including the terms of Flexdrive’s debt instruments, may be negatively impacted, resulting in increased interest expense or lower than expected interest income.
In addition, under certain of our and our subsidiary’s existing debt instruments, we and Flexdrive are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our loans immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.

We may require additional capital, which may not be available on terms acceptable to us or at all.
Historically, we have funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings. Accordingly, from time to time, we may seek additional equity or debt financing, including by the issuance of securities. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. As described above, we have in the past secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Additionally, COVID-19 may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.
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
•shelter-in-place orders in certain jurisdictions where we operate that have required many of our employees to work remotely;
•the inability to achieve adherence to our internal policies and core values;
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
From time to time, we may engage in workforce reductions in order to better align our operations with our strategic priorities, managing our cost structure or in connection with acquisitions. For example, in response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. These actions may adversely affect our ability to attract and retain personnel and maintain our culture. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.
We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.
Our success depends in part on the continued service of our founders, senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to the impact of the COVID-19 pandemic on our business may harm our reputation or impact our ability to recruit qualified personnel in the future. For example, in April 2020, in response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
We face intense competition for highly skilled personnel, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or we are unable to provide competitive compensation packages, it may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees have received and may continue to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.
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
We have integrations with Google Maps Navigation, Concur, Certify, Expensify and a variety of other productivity, collaboration, travel, data management and security vendors. As our offerings expand and evolve, including as we develop autonomous technology, we may have an increasing number of integrations with other third-party applications, products and services. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors or technology partners may take actions which disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate and distribute our platform. As our respective products evolve, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, our products, platform, business, financial condition and results of operations could be adversely affected.
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
We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the settlement of RSUs. Since the initial settlement date for the RSUs that vested upon the effectiveness of our registration statement on Form S-1 related to our initial public offering, or our IPO Registration Statement, we have withheld shares and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. During the quarter ended March 31, 2020, we have expended a total of approximately $6.8 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.
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
In addition, local governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. For example, it is becoming more common for local governments to impose per trip fees specifically on TNC rides. As one example, voters in San Francisco approved “Proposition D” in November of 2019, which imposes a percentage-based tax on TNC rides originating in the city. Such taxes may adversely affect our financial condition and results of operations.

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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion or from the expanded work-from-home practices of our employees in response to COVID-19 shelter-in-place orders. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
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
The Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, among other things, includes changes to the rules governing NOLs. NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
•public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses;
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, COVID-19 has led to certain business disruptions as described in our other risk factors, including travel bans and restrictions, and shelter in place orders that have resulted in declines in demand for our services, as well as adverse effects on our users, customers, suppliers and the economy, all of which have had and may continue to have an adverse effect on our business, financial condition and results of operations. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, certain members of our management team have limited experience managing a public company.
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
Certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 23.97% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chairman of our board of directors, holds approximately 13.50% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of March 31, 2020 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of March 31, 2020.
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
The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, in particular related to the COVID-19 pandemic;

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
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws also provide that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	8-K	001-38846	3.1	4/10/20

10.1+	Employment Letter Agreement between the registrant between the registrant and Eisar Lipkovitz, dated as of July 2, 2019.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL
_______________
+  Indicates management contract or compensatory plan.
†The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lyft, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYFT, INC.

Date:	May 8, 2020	By:	/s/ Logan Green
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ Brian Roberts
Chief Financial Officer (Principal Financial Officer)