Form 10-Q
period 2020-06-30
Lyft, Inc.
filed 2020-08-13
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 10, 2020, the number of shares of the registrant’s Class A common stock outstanding was 303,277,952 and the number of shares of the registrant’s Class B common stock outstanding was 8,802,629.

1

		Page
PART I	FINANCIAL INFORMATION	3
Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION	49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 3.	Defaults Upon Senior Securities	89
Item 4.	Mine Safety Disclosures	89
Item 5.	Other Information	89
Item 6.	Exhibits	90
	Signatures	91

2

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
•the sufficiency of our cash, cash equivalents and short-term investments to meet our liquidity needs, including repayment of our indebtedness;
•the impact of the COVID-19 pandemic and related responses of businesses and governments to the pandemic on our operations and personnel, on commercial activity and demand across our platform, business operations and results of operations, and on our ability to forecast our financial and operating results;
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
•our expectations regarding new and evolving markets and our efforts to address these markets, including autonomous vehicles, bikes and scooters, Driver Centers, Lyft Rentals and Flexdrive;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth and business operations, including our recent plan of termination;
•our expectations concerning relationships with third-parties;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30 2020	December 31 2019
Assets
Current assets
Cash and cash equivalents	$841,061	$358,319
Short-term investments	1,934,876	2,491,805
Prepaid expenses and other current assets	320,269	397,239
Total current assets	3,096,206	3,247,363
Restricted cash and cash equivalents	210,343	204,976
Restricted investments	971,831	1,361,045
Other investments	10,000	—
Property and equipment, net	353,576	188,603
Operating lease right-of-use assets	297,173	441,258
Intangible assets, net	79,705	82,919
Goodwill	182,797	158,725
Other assets	12,814	6,494
Total assets	$5,214,445	$5,691,383
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$48,236	$38,839
Insurance reserves	943,636	1,378,462
Accrued and other current liabilities	939,410	939,865
Operating lease liabilities — current	48,282	94,199
Total current liabilities	1,979,564	2,451,365
Operating lease liabilities	293,017	382,077
Long-term debt, net of current portion	623,360	—
Other liabilities	21,945	3,857
Total liabilities	2,917,886	2,837,299
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of June 30, 2020 and December 31, 2019; 303,273,200 and 293,793,151 Class A shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively; 100,000,000 Class B shares authorized, 8,802,629 Class B shares issued and outstanding, as of June 30, 2020 and December 31, 2019	3	3
Additional paid-in capital	8,674,208	8,398,927
Accumulated other comprehensive income	5,104	2,725
Accumulated deficit	(6,382,756)	(5,547,571)
Total stockholders’ equity	2,296,559	2,854,084
Total liabilities and stockholders’ equity	$5,214,445	$5,691,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$339,345	$867,265	$1,295,057	$1,643,292
Costs and expenses
Cost of revenue	251,355	630,136	793,774	1,092,993
Operations and support	98,610	151,975	232,392	339,210
Research and development	203,101	309,833	461,840	940,793
Sales and marketing	51,822	180,951	248,259	456,080
General and administrative	221,954	267,286	460,394	644,022
Total costs and expenses	826,842	1,540,181	2,196,659	3,473,098
Loss from operations	(487,497)	(672,916)	(901,602)	(1,829,806)
Interest expense	(6,537)	—	(8,044)	—
Other income (expense), net	12,123	29,668	31,292	49,468
Loss before income taxes	(481,911)	(643,248)	(878,354)	(1,780,338)
Provision for income taxes	(44,799)	991	(43,169)	2,374
Net loss	$(437,112)	$(644,239)	$(835,185)	$(1,782,712)
Net loss per share, basic and diluted	$(1.41)	$(2.23)	$(2.72)	$(11.38)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	309,213	288,372	306,857	156,647
Stock-based compensation included in costs and expenses:
Cost of revenue	$4,456	$15,058	$14,180	$56,548
Operations and support	1,499	8,221	5,632	59,624
Research and development	52,233	182,918	147,781	689,124
Sales and marketing	4,455	12,133	9,205	57,244
General and administrative	43,160	74,908	88,983	290,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(437,112)	$(644,239)	$(835,185)	$(1,782,712)
Other comprehensive (loss) income
Foreign currency translation adjustment	732	420	(612)	667
Unrealized gain (loss) on marketable securities, net of taxes	5,713	2,887	2,991	4,693
Other comprehensive income	6,445	3,307	2,379	5,360
Comprehensive loss	$(430,667)	$(640,932)	$(832,806)	$(1,777,352)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2018	219,176	$5,152,047	22,438	$—	$73,916	$(2,945,330)	$133	$(2,871,281)
Issuance of common stock upon exercise of stock options	—	—	7,121	—	1,599	—	—	1,599
Issuance of common stock upon settlement of restricted stock units	—	—	17,688	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(11,415)	—	(785,004)	—	—	(785,004)
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	859,486	—	—	859,486
Other comprehensive income	—	—	—	—	—	—	2,053	2,053
Net loss	—	—	—	—	—	(1,138,473)	—	(1,138,473)
Balances as of March 31, 2019	219,176	$5,152,047	35,832	$—	$149,999	$(4,083,803)	$2,186	$(3,931,618)
Issuance of common stock upon exercise of stock options	—	—	250	—	940	—	—	940
Issuance of common stock upon settlement of RSUs	—	—	3,476	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1,478)	—	(80,076)	—	—	(80,076)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	35,497	1	2,483,622	—	—	2,483,623
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(219,176)	(5,152,047)	219,176	2	5,152,045	—	—	5,152,047
Conversion of Class A common stock into Class B common stock in connection with initial public offering	—	—	—	—	—	—	—	—
Cancelled escrow shares related to a business combination	—	—	(2)	—	(90)	—	—	(90)
Stock-based compensation	—	—	—	—	293,238	—	—	293,238
Other comprehensive income	—	—	—	—	—	—	3,307	3,307
Net loss	—	—	—	—	—	(644,239)	—	(644,239)
Balances as of June 30, 2019	—	$—	292,751	$3	$7,999,678	$(4,728,042)	$5,493	$3,277,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	—	$—	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
Issuance of common stock upon exercise of stock options	—	—	504	—	2,329	—	—	2,329
Issuance of common stock upon settlement of restricted stock units	—	—	3,838	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(146)	—	(6,763)	—	—	(6,763)
Stock-based compensation	—	—	—	—	159,978	—	—	159,978
Other comprehensive income (loss)	—	—	—	—	—	—	(4,066)	(4,066)
Net loss	—	—	—	—	—	(398,073)	—	(398,073)
Balances as of March 31, 2020	—	$—	306,792	$3	$8,554,471	$(5,945,644)	$(1,341)	$2,607,489
Issuance of common stock upon exercise of stock options	—	—	153	—	757	—	—	757
Issuance of common stock upon settlement of restricted stock units	—	—	4,813	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	463	—	11,071	—	—	11,071
Shares withheld related to net share settlement	—	—	(145)	—	(4,437)	—	—	(4,437)
Equity component of the convertible senior notes issued, net of tax and offering costs	—	—	—	—	139,224	—	—	139,224
Purchase of capped calls	—	—	—	—	(132,681)	—	—	(132,681)
Stock-based compensation	—	—	—	—	105,803	—	—	105,803
Other comprehensive income (loss)	—	—	—	—	—	—	6,445	6,445
Net loss	—	—	—	—	—	(437,112)	—	(437,112)
Balances as of June 30, 2020	—	$—	312,076	$3	$8,674,208	$(6,382,756)	$5,104	$2,296,559
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(835,185)	$(1,782,712)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	79,936	54,215
Stock-based compensation	265,781	1,152,724
Amortization of premium on marketable securities	1,735	151
Accretion of discount on marketable securities	(11,784)	(21,357)
Amortization of debt discount and issuance costs	4,120	—
Deferred income tax	(46,324)	—
Loss on disposal of assets	13,957	—
Other	2,301	7,463
Changes in operating assets and liabilities
Prepaid expenses and other assets	71,285	(79,712)
Operating lease right-of-use assets	33,449	39,951
Accounts payable	4,237	(22,403)
Insurance reserves	(434,827)	397,107
Accrued and other liabilities	(89,635)	212,083
Lease liabilities	(17,694)	(27,021)
Net cash used in operating activities	(958,648)	(69,511)
Cash flows from investing activities
Purchases of marketable securities	(2,221,963)	(3,581,779)
Purchase of non-marketable security	(10,000)	—
Purchases of term deposits	(363,811)	(105,000)
Proceeds from sales of marketable securities	447,939	647,138
Proceeds from maturities of marketable securities	2,953,281	1,391,360
Proceeds from maturity of term deposit	142,811	—
Purchases of property and equipment and scooter fleet	(56,235)	(68,285)
Cash paid for acquisitions, net of cash acquired	(12,440)	(1,801)
Other investing activities	974	780
Net cash provided by (used in) investing activities	880,556	(1,717,587)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions, offering costs and reimbursements	—	2,484,230
Repayment of loans	(17,993)	—
Proceeds from issuance of convertible senior notes	734,065	—
Payment of debt issuance costs	(374)	—
Purchase of capped call	(132,681)	—
Proceeds from exercise of stock options and other common stock issuances	14,200	2,541
Taxes paid related to net share settlement of equity awards	(11,199)	(863,955)
Principal payments on finance lease obligations	(18,042)	—
Net cash provided by financing activities	567,976	1,622,816
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(364)	296
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	489,520	(163,986)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	564,465	706,486
End of period	$1,053,985	$542,500

	Six Months Ended June 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$841,061	$417,393
Restricted cash and cash equivalents	210,343	122,983
Restricted cash, included in prepaid expenses and other current assets	2,581	2,124
Total cash, cash equivalents and restricted cash and cash equivalents	$1,053,985	$542,500
Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$24,137	$11,504
Deferred offering costs accrued, unpaid	—	201
Right-of-use assets acquired under finance and operating leases	27,964	99,550
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	5,152,047
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	—	7,690
Purchases of property and equipment financed by seller	3,464	—
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	133,088	—
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	130,089	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Organization and Description of Business
Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with its headquarters in San Francisco, California. The Company operates multimodal transportation networks in the United States and Canada that offer access to a variety of transportation options through the Company’s platform and mobile-based applications. This network enables multiple modes of transportation including the facilitation of peer-to-peer ridesharing by connecting drivers who have a vehicle with passengers who need a ride. The Company’s proprietary technology platform (the “Lyft Platform”) provides a marketplace where drivers can be matched with passengers via the Lyft mobile application (the “App”) where the Company operates as a Transportation Network Company (“TNC”).
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of shared bikes and scooters ("Light Vehicles"), the Express Drive program which is a flexible vehicle rental program for users who want to drive using the Lyft Platform but do not have access to a vehicle that meets Lyft's requirements, and Lyft Rentals, a consumer offering for users who want to rent a car for a fixed period of time for personal use.
Transfer of Certain Legacy Auto Liability Insurance
On March 31, 2020, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Novation Agreement (the “Novation”) with Clarendon National Insurance Company, a subsidiary of Enstar Group Limited (“Clarendon”), and certain underwriting companies of Zurich North America (“Zurich”). Pursuant to the terms of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for certain legacy auto liability insurance business underwritten between October 1, 2015 and September 30, 2018 ("Legacy Auto Liability"), were assigned to, assumed by, and novated to Clarendon, for cash consideration of $465.0 million. The Company paid the $465.0 million cash consideration to Clarendon on April 3, 2020 which is the date when certain Clarendon trust agreements were executed and the trust accounts were established in order to secure the applicable payments subject to Novation. In conjunction with the Novation, Clarendon and PVIC executed a binding letter of intent to enter into an Excess of Loss Retrocession Agreement (“Retrocession Agreement”). The Retrocession Agreement was executed in July 2020 with an effective date of March 31, 2020. The execution of the Retrocession Agreement did not have a material impact on the condensed consolidated financial statements as of June 30, 2020. Refer to Note 4 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding this transaction.
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
The outbreak of the coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020, and continues to spread in the United States, Canada, and in many other countries globally. The full extent to which the Company's operations will be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or respond to its impact, among other things. The Company has adopted several measures in response to the COVID-19 pandemic, including making adjustments to expenses and cash flow to correlate with declines in revenue, providing most employees with the option to work from home, distributing thousands of bottles of hand sanitizer and masks to drivers, requiring face coverings in all rideshare trips, and restricting non-critical business travel by employees. On April 29, 2020, the Company committed to a restructuring plan which involved the termination of approximately 17% of its employees, furlough of approximately 300 employees, and temporary salary reductions for all exempt employees and board members. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding this reduction in workforce. The Company cannot be certain that these actions will mitigate the negative effects of the pandemic on our business. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
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
The table below presents the Company's revenues as included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from contracts with customers (ASC 606)	$312,348	$827,479	$1,230,680	$1,583,372
Rental revenue (ASC 842)	26,997	39,786	64,377	59,920
Total revenue	$339,345	$867,265	$1,295,057	$1,643,292
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
Under the Flexdrive and Lyft Rentals programs, the Company operates a fleet of rental vehicles comprised of both vehicles owned by the Company and vehicles leased from third-party leasing companies (“head leases”). The Company either leases or subleases vehicles to drivers and Lyft Rentals renters, and as a result, the Company considers itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. Fleet operating costs include monthly fixed lease payments and other vehicle operating or ownership costs, as applicable. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis in the condensed consolidated financial statements. Drivers who rent vehicles are charged rental fees, which the Company collects from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform, or through charging the driver’s credit card.
Due to the short-term nature of the Flexdrive, Lyft Rentals, and Light Vehicle transactions, the Company classifies these rentals as operating leases. Revenue generated from single-use ride fees paid by riders of Light Vehicles is recognized upon completion of each related ride. Revenue generated from Flexdrive and Lyft Rentals is recognized evenly over the rental period, which is typically seven days or less.
Enterprise and Trade Receivables
The Company collects any fees owed for completed transactions on the Lyft Platform primarily from the passenger’s authorized payment method. Uncollected fees are included in prepaid expenses and other current assets in the condensed consolidated balance sheets and represent receivables from (i) participants in the Company’s enterprise programs (“Enterprise Users”), where the transactions have been completed and the amounts owed from the Enterprise Users have either been invoiced or are unbilled as of the reporting date; and (ii) passengers where the authorized payment method is a credit card but the fare amounts have not yet settled with third-party payment processors. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from passengers on behalf of drivers. Accordingly, the Company has no trade receivables from drivers. The portion of the fare receivable to be remitted to drivers is included in accrued and other current liabilities in the condensed consolidated balance sheets.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, were $96.9 million and $120.0 million as of June 30, 2020 and December 31, 2019, respectively. The Company's allowance for credit losses was $19.3 million and $6.2 million as of June 30, 2020 and December 31, 2019, respectively. The change in the allowance for credit losses for the six months ended June 30, 2020 was related to additions for provision for expected credit losses.
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
Passenger Incentives
The Company has several passenger incentive programs, which are offered to encourage passenger activity on the Lyft Platform. Generally, the passenger incentive programs are as follows:
(i)Market-wide marketing promotions. Market-wide promotions reduce the fare charged by drivers to passengers for all or substantially all rides in a specific market. This type of incentive effectively reduces the overall pricing of the service provided by drivers for that specific market and the gross fare charged by the driver to the passenger, and thereby results in a lower fee earned by the Company. Accordingly, the Company records this type of incentive as a reduction to revenue at the date it records the corresponding revenue transaction.
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
(iii)Passenger referral programs. Under the passenger referral program, the referring passenger (the referrer) earns referral coupons when a new passenger (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of June 30, 2020 and December 31, 2019, the passenger referral coupon liability was not material.
Light Vehicle Riders and Lyft Rentals Renters Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the three and six months ended June 30, 2020 and 2019.
For the three and six months ended June 30, 2020, in relation to the driver, passenger, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $58.3 million and $170.5 million as a reduction to revenue and $4.0 million and $104.0 million as sales and marketing expense, respectively. For the three and six months ended June 30, 2019, in relation to the driver, passenger, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $150.5 million and $290.1 million as a reduction to revenue and $83.5 million and $204.4 million as sales and marketing expense, respectively.
Investments
Debt Securities
The Company’s accounting for its debt securities is based on the legal form of the security, the Company’s intended holding period for the security, and the nature of the transaction. Investments in debt securities include U.S. treasury bills commercial paper, certificates of deposit and corporate bonds. Investments in debt securities are classified as available-for-sale and are recorded at fair value.
The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized in the condensed consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the extent to which the security’s fair value is less than amortized cost, changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company's assessment indicates that a credit loss exists, the credit loss is measured based on the Company's best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense in the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of June 30, 2020, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
(iii)Restricted investments. Restricted investments are comprised of debt security investments in U.S. treasury bills, commercial paper, certificates of deposit, and corporate bonds which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers.
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
The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This standard replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Effective on January 1, 2020, the Company adopted this standard using the modified retrospective transition method. The adoption had no impact on the accumulated deficit on the condensed consolidated balance sheet as of January 1, 2020.
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference London Interbank Offered Rate ("LIBOR") or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. The Company has agreements that have LIBOR as a reference rate with certain lenders. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020, and ending December 31, 2022. Effective on January 1, 2020, the Company adopted this standard and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates, if applicable. As of June 30, 2020, the adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.
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
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements.
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
Acquisition costs were immaterial and are included in general and administrative expenses in the condensed consolidated statements of operations.
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
4. Supplemental Financial Statement Information
Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	June 30, 2020
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$248,500	$—	$—	$248,500
Money market deposit accounts	276,335	—	—	276,335
Term deposits	621,000	—	—	621,000
Certificates of deposit	722,624	1,006	(104)	723,526
Commercial paper	520,037	636	(2)	520,671
Corporate bonds	366,660	1,136	(18)	367,778
Total unrestricted cash equivalents and investments	2,755,156	2,778	(124)	2,757,810
Restricted Balances(2)
Money market funds	41,377	—	—	41,377
Money market deposit accounts	97,072	—	—	97,072
Term deposits	7,811	—	—	7,811
Certificates of deposit	392,634	785	(3)	393,416
Commercial paper	369,760	435	(4)	370,191
Corporate bonds	212,222	705	(8)	212,919
U.S. treasury securities	2,499	—	—	2,499
Total restricted cash equivalents and investments	1,123,375	1,925	(15)	1,125,285
Total unrestricted and restricted cash equivalents and investments	$3,878,531	$4,703	$(139)	$3,883,095
_______________
(1)Excludes $18.1 million of cash, which is included within the $2.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $59.5 million of restricted cash, which is included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of June 30, 2020, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of June 30, 2020 was primarily related to the extreme market volatility associated with COVID-19. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of June 30, 2020. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of June 30, 2020 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	June 30, 2020
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$63,943	$(107)
Corporate bonds	78,691	(26)
Commercial paper	61,341	(6)
	$203,975	$(139)

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Ride-related accruals	$160,586	$253,840
Insurance-related accruals	248,033	218,161
Legal accruals	183,085	162,766
Insurance claims payable and related fees	66,923	87,357
Long-term debt, current	39,602	—
Other	241,181	217,741
Accrued and other current liabilities	$939,410	$939,865
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Beginning balance	$1,378,462	$810,273
Losses paid	(318,804)	(205,629)
Change in estimates for prior periods	58,251	137,840
Transfer of certain legacy auto insurance liabilities	(407,885)	—
Reserves for current period	233,612	464,896
Ending balance	$943,636	$1,207,380
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
The Company paid the $465.0 million cash consideration to Clarendon on April 3, 2020, the date when certain Clarendon trust agreements were executed and the trust accounts were established in order to secure the applicable payments subject to Novation. The Company derecognized $407.9 million of insurance reserves liabilities and recognized a loss of $64.7 million for the net cost of the Novation in the condensed consolidated statements of operations for the six months ended June 30, 2020, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense.
In conjunction with the Novation, Clarendon and PVIC executed a Retrocession Agreement in July 2020, pursuant to which PVIC will reinsure Clarendon’s losses related to the Legacy Auto Liability in excess of an aggregate limit of $816.0 million. The Retrocession Agreement was executed in July 2020 with an effective date of March 31, 2020. The execution of the Retrocession Agreement did not have a material impact on the condensed consolidated financial statements as of June 30, 2020.
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income(1)	$10,768	$29,979	$32,095	$49,633
Gain (loss) on sale of securities, net	66	40	(896)	123
Foreign currency exchange gains (losses), net	350	135	(164)	(435)
Other	939	(486)	257	147
Other income (expense), net	$12,123	$29,668	$31,292	$49,468
_______________

(1)Interest income was reported as a separate line item on the condensed consolidated statement of operations in periods prior to the second quarter of 2020.
5. Fair Value Measurements
Financial Instruments Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$248,500	$—	$—	$248,500
Certificates of deposit	—	723,526	—	723,526
Commercial paper	—	520,671	—	520,671
Corporate bonds	—	367,778	—	367,778
Total unrestricted cash equivalents and investments	248,500	1,611,975	—	1,860,475
Restricted Balances(2)
Money market funds	41,377	—	—	41,377
Certificates of deposit	—	393,416	—	393,416
Commercial paper	—	370,191	—	370,191
Corporate bonds	—	212,919	—	212,919
U.S. treasury securities	2,499	—	—	2,499
Total restricted cash equivalents and investments	43,876	976,526	—	1,020,402
Total unrestricted and restricted cash equivalents and investments	$292,376	$2,588,501	$—	$2,880,877
_______________
(1)$18.1 million of cash, $276.3 million of money market deposit accounts and $621.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$59.5 million of restricted cash, $97.1 million of a money market deposit account and $7.8 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
During the six months ended June 30, 2020, the Company did not make any transfers between the levels of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
In March 2020, the Company purchased a non-marketable equity security for total cash consideration of $10.0 million that is classified in other investments on the condensed consolidated balance sheets. The non-marketable equity security will be remeasured to fair value upon the occurrence of observable transactions for an identical or similar investments of the same issuer or impairment. As of June 30, 2020, there were no remeasurement adjustments.
6. Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 86 locations with 84 commenced leases and two not yet commenced leases having an initial term of 12 months or longer as of June 30, 2020. These leases are classified as operating leases. As of June 30, 2020, the remaining lease terms vary from approximately six months to ten years. For certain leases the Company has options to extend the lease term for periods varying from two to ten years. These renewal options are not considered in the lease term unless it is reasonably certain that the Company will exercise such options. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheet. As of June 30, 2020, the remaining lease terms vary from one month to five years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of June 30, 2020
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands, except for remaining lease terms and percentages):

	June 30, 2020	December 31, 2019
Operating Leases
Assets
Operating lease right-of-use assets	$297,173	$441,258
Liabilities
Operating lease liabilities, current	$48,282	$94,199
Operating lease liabilities, non-current	293,017	382,077
Total operating lease liabilities	$341,299	$476,276

Finance Leases
Assets
Finance lease right-of-use assets(1)	$48,445	$—
Liabilities
Finance lease liabilities, current(2)	32,791	—
Finance lease liabilities, non-current(3)	15,377	—
Total finance lease liabilities	$48,168	$—

Weighted-average remaining lease term (years)
Operating leases	6.6	5.6
Finance leases	1.6	—
Weighted-average discount rate
Operating leases	6.5%	6.6%
Finance leases	4.6%	—%
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

Lease Costs
The table below presents certain information related to the lease costs recorded on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Leases
Operating lease cost	$18,027	$25,275	$44,257	$48,814

Finance Leases
Amortization of right-of-use assets	10,194	—	16,361	—
Interest on lease liabilities	540	—	980	—

Other Lease Costs
Short-term lease cost	1,311	2,199	2,325	3,932
Variable lease cost (1)	3,304	3,296	7,044	6,296
Total lease cost	$33,376	$30,770	$70,967	$59,042
_______________
(1)Consists primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29,739	$35,684
Operating cash flows from finance leases	980	—
Financing cash flows from finance leases	18,042	—
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and finance lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2020 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2020	$35,014	$19,891	$54,905
2021	76,655	23,186	99,841
2022	72,240	4,581	76,821
2023	55,539	1,325	56,864
2024	50,992	1,145	52,137
Thereafter	137,322	—	137,322
Total minimum lease payments	$427,762	$50,128	$477,890
Less: amount of lease payments representing interest	(86,463)	(1,960)	(88,423)
Present value of future minimum lease payments	$341,299	$48,168	$389,467
Less: current obligations under leases	(48,282)	(32,791)	(81,073)
Long-term lease obligations	$293,017	$15,377	$308,394
As of June 30, 2020, the Company had an immaterial amount of real estate leases that had not yet commenced. These leases are expected to commence in 2020 with lease terms of five to seven years.

7. Commitments and Contingencies
Non-cancellable Purchase Commitments
In March 2018, the Company entered into a non-cancellable arrangement with a web-hosting services provider under which the Company had an obligation to purchase a minimum of $150.0 million worth of services from this vendor through June 2021. In January 2019, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300.0 million between January 2019 and December 2021, with a minimum amount of $80.0 million in each of the three years, on services with this vendor. The Company has made payments totaling $189.7 million under the amended arrangement as of June 30, 2020. In May 2020, the parties extended the commitment period through June 2022 with no change to the aggregate commitment amounts.
In May 2019, the Company entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50.0 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $28.9 million as of June 30, 2020.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by restricted cash. As of June 30, 2020 and December 31, 2019, the Company had letters of credit outstanding of $56.9 million and $55.2 million, respectively.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill has led and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on June 25, 2020, filed a motion for preliminary injunction against the Company and Uber. On August 10, 2020, the court granted the motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit; the injunction is stayed for ten days. On August 12, 2020, the Company filed a notice of appeal of the court's order and requested a stay pending appeal. Further, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. On August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
The Company is currently involved in a number of putative class actions, thousands of individual claims, including those brought in arbitration or compelled pursuant to the Company's Terms of Service to arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified drivers as independent contractors and other matters challenging the classification of drivers on the Company’s platform as independent contractors. The Company is currently defending allegations in a number of lawsuits that the Company has failed to properly classify drivers and provide those drivers with sick leave and related benefits during the COVID-19 pandemic.
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
Securities Litigation
Beginning in April 2019, several putative class actions were filed in California state and federal court against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws in connection with the IPO. These cases have been consolidated into two putative class actions, one in California state court and the other in federal court. On July 1, 2020, the California state court sustained in part and overruled in part the Company's demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On May 14, 2020, the Company filed a motion to dismiss the consolidated complaint in the federal court case. On July 20, 2020, the federal court vacated the hearing set on that motion and stated that it will issue a written order on the motion at an unspecified time. The Company believes these lawsuits are without merit and intends to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
8. Debt
Outstanding debt obligations as of June 30, 2020 were as follows (in thousands):

	Maturities	Interest Rate	June 30, 2020
Convertible senior notes	May 2025	1.50%	$551,814
Non-revolving Loan (1)	2020 - 2023	3.75% - 5.25%	93,111
Master Vehicle Loan (1)	2020 - 2022	4.20% - 6.75%	18,037
Total long-term debt, including current maturities (2)			$662,962
Less: long-term debt maturing within one year			39,602
Total long-term debt			$623,360
_______________
(1)These loans were acquired as part of the Flexdrive acquisition on February 7, 2020.
(2)The Company had no debt as of December 31, 2019.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense related to the 2025 Notes	$(1,402)	$—	$(1,402)	$—
Amortization of debt discount and issuance costs	(4,120)	—	(4,120)	—
Interest expense related to vehicle loans	(1,015)	—	(2,522)	—
Interest expense	$(6,537)	$—	$(8,044)	$—
Convertible Senior Notes
In May 2020, the Company issued $747.5 million aggregate principal amount of 1.50% convertible senior notes due 2025 (the "2025 Notes") pursuant to an indenture, dated May 15, 2020 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The 2025 Notes were offered and sold pursuant to a purchase agreement (the "Purchase

Agreement") with J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers (the "Initial Purchasers") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
The 2025 Notes mature on May 15, 2025, unless earlier converted, redeemed or repurchased. The 2025 Notes are senior unsecured obligations of the Company with interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020, at a rate of 1.50% per year. The net proceeds from this offering were approximately $733.2 million, after deducting the Initial Purchasers’ discounts and commissions and debt issuance costs.
The conversion rate for the 2025 Notes is 26.0491 shares of the Company's Class A Common Stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $38.39 per share of the Class A Common Stock. The initial conversion price of the 2025 Notes represents a premium of approximately 30% to the $29.53 per share closing price of the Company's Class A Common Stock on The Nasdaq Global Select Market on May 12, 2020. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 15, 2025, only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A Common Stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A Common Stock and the conversion rate on each such trading day;
•if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.
On or after February 15, 2025, the 2025 Notes will be convertible at the option of the holder until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company's Class A Common Stock or a combination of cash and shares of the Company's Class A Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.
Holders of the 2025 Notes who convert their 2025 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into a liability and an equity component. The Company determined the fair value of the liability component to be $558.3 million calculated as the present value of future cash flows discounted at the borrowing rate for a similar nonconvertible debt instrument. The equity component representing the conversion option was $189.2 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the 2025 Notes and the liability component ("debt discount") is amortized to interest expense over the contractual term at an effective interest rate of 8.0%.
Debt issuance costs related to the 2025 Notes totaled $14.3 million and was comprised of discounts and commissions payable to the Initial Purchasers and third-party offering costs. The Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on their relative values. Issuance costs attributable to the liability component were $10.7 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
As of June 30, 2020, the if-converted value of the 2025 Notes did not exceed the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

June 30, 2020
Principal	$747,500
Unamortized debt discount and debt issuance costs	(195,686)
Net carrying amount of liability component	$551,814
As of June 30, 2020, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $829.8 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the Initial Purchases or their respective affiliates (the "option counterparties") at a cost of approximately $132.7 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2025 Notes sold in the offering. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes its common stock price exceeds the conversion price of the 2025 Notes. The cap price of the Capped Calls will initially be $73.83 per share, which represents a premium of 150% over the last reported sale price of the Company's Class A Common Stock of $29.53 per share on The Nasdaq Global Select Market on May 12, 2020, and is subject to certain adjustments under the terms of the Capped Calls.
The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and included as a reduction to additional paid-in-capital within shareholders’ equity.
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
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of June 30, 2020, the Company was in compliance with all covenants related to the Non-revolving Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of June 30, 2020, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $95.2 million and $18.2 million, respectively, as of June 30, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of June 30, 2020 were as follows (in thousands):

Remainder of 2020	$20,558
2021	20,323
2022	57,642
2023	12,625
2024	—
Thereafter	551,814
Total long-term debt outstanding	$662,962
Vehicle Procurement Agreement
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Vehicle Procurement Agreement (“VPA”), as amended, with a third-party (“the Procurement Provider”). Procurement services under the VPA include purchasing and upfitting certain motor vehicles as specified by Flexdrive, providing certain fleet management services, including without limitation vehicle titling, registration and tracking services on behalf of Flexdrive. Pursuant to the terms of the VPA, Flexdrive will make the applicable payments to the Procurement Provider for the procurement services either directly or through an advance made by the Master Vehicle Loan or the Non-revolving Loan. Interest is payable on any unpaid amount based on either the base rate on corporate loans posted by at least seven of the ten largest US banks or LIBOR of interest for one month periods as set forth in The Wall Street Journal plus a spread of 3.00%, as applicable.
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of June 30, 2020, the Company was in compliance with all covenants of the VPA.
9. Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2019	41,685	$52.06	$1,793,305
Granted	21,323	27.79
Vested	(8,651)	48.13
Canceled	(7,469)	49.50
Nonvested units as of June 30, 2020	46,888	$42.14	$1,547,775

In connection with RSUs that vested in the six months ended June 30, 2020, the Company withheld 290,813 shares and remitted tax liabilities of $11.2 million on behalf of the RSU holders to the relevant tax authorities in cash.

As of June 30, 2020, the total unrecognized compensation cost related to RSUs was $1.3 billion. The Company expects to recognize this expense over the remaining weighted-average period of 2.7 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP went into effect on March 27, 2019. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The ESPP provides for consecutive, overlapping 12-month offering periods, subject to certain reset provisions as defined in the plan. The initial offering period ran from March 28, 2019 through June 30, 2020.
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP, and on January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. As of June 30, 2020, 866,518 shares of Class A common stock have been purchased under the ESPP. The number of shares reserved under the ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the ESPP.
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
A net income tax benefit of $44.8 million and $43.2 million was recorded to the income tax provision resulting in an effective rate of 9.29% and 4.91% for the three and six months ended June 30, 2020, and a provision for income taxes of $1.0 million and $2.4 million for the three and six months ended June 30, 2019 with an effective tax rate of (0.15)% and (0.13)%. A net income tax benefit of $46.3 million was recorded to the income tax provision due to the application of ASC 740-20 during the three months ended June 30, 2020. Under intraperiod allocation, a deferred tax liability related to the equity component of the convertible debt is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2020 and December 31, 2019.
11. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, RSUs, restricted stock awards, stock purchase rights granted under the ESPP, early exercised stock options and common stock issuable upon the conversion of the 2025 Notes are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(437,112)	$(644,239)	$(835,185)	$(1,782,712)
Weighted-average shares used in computing net loss per share, basic and diluted	309,213	288,372	306,857	156,647
Net loss per share, basic and diluted	$(1.41)	$(2.23)	$(2.72)	$(11.38)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	June 30,
	2020	2019
Restricted stock units	46,888	42,468
2025 Notes(1)	19,471	—
Stock options	2,301	6,443
Restricted stock awards	31	157
ESPP	87	96
Total	68,778	49,164
_______________
(1)In connection with the issuance of the 2025 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to reduce the potential dilution to the Company's common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the Company's common stock price exceeds the conversion price of the 2025 Notes.
12. Related Party Transactions
The Company's transactions with related parties were immaterial for the three and six months ended June 30, 2020 and 2019.
13.  Restructuring
In April 2020, the Company announced a restructuring effort to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. As a result of the restructuring effort, which was substantially completed in the second quarter of 2020, the Company recognized a stock-based compensation benefit related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards, primarily related to RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method, of $72.7 million. This was offset by a $22.9 million charge related to the accelerated vesting of certain equity awards for employees who were terminated, resulting in a net stock-based compensation benefit of $49.8 million. Additionally, the Company recognized other restructuring charges including severance and other employee costs of $32.1 million, lease termination and other restructuring charges of $3.1 million. As a result of the above, the Company recognized a net restructuring benefit of $14.5 million.
The following table summarizes the above restructuring related charges (benefits) by line item within the Company’s condensed consolidated statements of operations where they are recorded in the quarter ended June 30, 2020 (in thousands):

	Stock-Based compensation benefit	Severance and other employee costs	Lease termination and other costs	Total
Cost of revenue	$(4,237)	$2,010	$1,529	$(698)
Operation and support	(2,830)	8,281	1,060	6,511
Research and development	(37,082)	11,706	—	(25,376)
Sales and marketing	(1,626)	3,071	—	1,445
General and administrative	(4,031)	7,062	539	3,570
Total	$(49,806)	$32,130	$3,128	$(14,548)
As of June 30, 2020, the remaining liability for restructuring related costs was immaterial.

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
We are laser-focused on revolutionizing transportation and continue to lead the market in innovation. We have established a scaled network of users brought together by our robust technology platform that powers rides and connections every day. We leverage our technology platform, the scale and density of our user network and insights from our significant number of rides to continuously improve our ridesharing marketplace efficiency and develop new offerings. For example, in May 2020, we expanded the availability of our Wait & Save mode on our ridesharing platform, which is an ideal offering for riders with more flexible schedules that want to leverage the savings that we can offer by shifting demand to better meet supply. In 2018, we were the first to launch a publicly-available commercial autonomous offering in the United States.
Today, our offerings include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters for shorter rides and first-mile and last-mile legs of multimodal trips, information about nearby public transit routes, and Lyft Rentals, an offering to users who want to rent a car for a fixed period of time for personal use. We believe our transportation network offers a viable alternative to car ownership. We anticipate the demand for our offerings will continue to grow over time following the recovery from the COVID-19 pandemic and as more and more people discover the convenience, experience and affordability of using Lyft.
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
We are continuing to invest in the future, both organically and through acquisitions of complementary businesses. In the first quarter of 2020, we acquired Flexdrive, one of our longstanding Express Drive partners. Prior to the acquisition, Flexdrive was a part of the Express Drive program, which allows drivers to enter into short-term rental agreements from third-party operators for vehicles that may be used to provide ridesharing services on the Lyft Platform. We expect the acquisition to contribute to the growth of our business, help us expand the range of our use cases and the breadth of our multimodal offerings. We also continue to invest in the expansion of our network of shared bikes and scooters and autonomous vehicle technology. Our strategy is always to be at the forefront of transportation innovation, and we believe these investments will continue to position us as a leader in Transportation-as-a-Service.
During the first quarter of 2020, we also entered into a Novation Agreement with Clarendon, and certain underwriting companies of Zurich. Pursuant to the terms of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for certain legacy auto liability insurance business underwritten between October 1, 2015 and September 30, 2018, were assigned to, assumed by, and novated to Clarendon, for consideration of $465 million. This transaction eliminated the majority of our primary auto insurance liabilities related to periods preceding October 2018 and will allow our insurance risk solutions team to spend less time on legacy claims and instead focus their efforts on managing our go-forward insurance costs, which is an important contributor to our path to profitability.

During the second quarter of 2020, we issued $747.5 million aggregate principal amount of 1.50% convertible senior notes due 2025, or the 2025 Notes. The proceeds from this offering were approximately $733.2 million, after deducting the Initial Purchasers’ discounts and commissions and debt issuance costs. In addition, we entered into privately negotiated capped call transactions with the option counterparties at a cost of approximately $132.7 million. As a result of the above, we believe the net $600.6 million in proceeds further improves our financial position for general corporate purposes and our ability to execute on capital expenditures, and potential acquisitions and strategic transactions as they arise.
Impact of COVID-19 to our Business
The outbreak of the novel coronavirus, named COVID-19, has been declared a pandemic by the World Health Organization and continues to spread in the United States, Canada, and in many other countries globally. The spread of COVID-19 has caused public health officials to recommend and governments to enact precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines and issuing a “shelter-in-place” order in many regions of the United States and Canada. The pandemic and these related responses have caused, and we expect to continue to cause, decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets.
We are actively monitoring the impact of the COVID-19 pandemic. Beginning in the middle of March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue. This impact continued through the second quarter of 2020 and into the third quarter of 2020. We have adopted several measures in response to the COVID-19 pandemic, including providing most employees with the option to work from home, distributing thousands of bottles of hand sanitizer and masks to drivers on our platform, requiring face coverings in all rideshare trips, making adjustments to our expenses and cash flow to correlate with declines in revenues, restricting non-critical business travel by our employees, and pausing our Shared Rides offerings. As certain markets eased restrictions on social activities and visiting business venues in the latter portion of the second quarter of 2020, we saw an increase in rideshare and bike share ride volume as compared to the beginning of the quarter.
In the second quarter of 2020, in an effort to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the pandemic, we announced the following actions:
•Termination of approximately 17% of our employees;
•Furlough of approximately 300 employees;
•Implementation of a reduction in base salary for exempt employees for 12 weeks, ranging from 10% for most non-hourly employees and up to 30% for our senior leadership team; and
•Members of our board voluntarily agreeing to forego 30% of their cash compensation for the second quarter of 2020.
These actions will only mitigate a limited portion of the negative effects of the pandemic on our business. As a result of these actions, we recognized a stock-based compensation benefit related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards of $72.7 million offset by a charge related to the accelerated vesting of certain equity awards for employees who were terminated of $22.9 million. Additionally, we recognized other restructuring charges including severance and other employee costs of $32.1 million and lease termination and other restructuring charges of $3.1 million, resulting in a net benefit of $14.5 million for the quarter ended June 30, 2020.
In the second quarter of 2020, revenue and Active Riders decreased of 61% and 60%, respectively, as compared to the same period in the 2019 and decreased 64% and 59%, respectfully, compared to the first quarter of 2020, The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or recover from its impact, among other things. Even as shelter-in-place orders and travel restrictions have been and will continue to be modified or lifted, we anticipate that continued social distancing, altered consumer behavior, reduced travel and commuting and expected corporate cost cutting will be significant challenges for us. The strength and duration of these challenges cannot be presently estimated. We have implemented an aggressive plan to strengthen our financial position. In addition to the actions outlined above, we decreased rider incentives to an all-time low, resulting in a decrease of total driver, passenger, Light Vehicle riders, and Lyft Rentals renters incentive programs in sales and marketing by 95% in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and 96% in the three months ended June 30, 2020 as compared to the three months ended March 31, 2020 . We also decreased our planned 2020 capital expenditure spending. In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results for the remainder of 2020.

We remain confident in our ability to navigate this unprecedented time in our history and in our long-term growth opportunities and our business model, including our ability to be profitable in the future. With $2.8 billion in unrestricted cash and cash equivalents and short-term investments as of June 30, 2020, we believe we have sufficient liquidity to continue business operations and to take action we determine to be in the best interests of our employees and stakeholders and of drivers and riders on the Lyft Platform. For more information on risks associated with the COVID-19 pandemic and our litigation matters, see the section titled “Risk Factors” in Item 1A of Part II.
Recent Developments – Driver Classification
On August 10, 2020, the Superior Court of California granted a preliminary injunction motion filed by the state of California, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit; the injunction is stayed for ten days. On August 12, 2020, we filed a notice of appeal of the court's order and requested a stay pending appeal. If our efforts in this litigation are not successful, however, we will be forced to suspend operations in California while we assess whether, how, and when we can restart operations in compliance with applicable law. This suspension of operations or any required changes to our business model would have a material effect on our business and results of operations. See the sections titled “Legal Proceedings” and “Risk Factors” in Items 1 and 1A, respectively, of Part II for additional information.
We are a member of a coalition that continues to focus on protecting the independence of drivers through the November 2020 California ballot initiative, Proposition 22. This ballot initiative would protect driver independence and flexibility, while providing new benefits and protections, including contributions towards health care coverage, occupational accident insurance, and minimum guaranteed earnings. We have previously provided cash funding to the coalition and may provide additional funding.
Financial Results for the Three Months Ended June 30, 2020
•Total revenue was $339.3 million, a decrease of 61% year-over-year.
•Total costs and expenses were $826.8 million, including stock-based compensation expense of $105.8 million and insurance costs related to changes to insurance reserves attributed to historical periods of $17.4 million.
•In April 2020, we announced a restructuring effort to reduce operating expenses and adjust cash flows. Our restructuring charges in the second quarter of 2020 included $32.1 million of severance and related employee benefit costs and $3.1 million of lease terminations and other costs. We also incurred a stock-based compensation benefit primarily related to the reversal of previously recognized stock-based compensation expenses for unvested awards of $49.8 million, resulting in a net restructuring benefit of $14.5 million.
•Loss from operations was $487.5 million.
•Net loss was $437.1 million.
•Cash used in operating activities was $958.6 million.
•In May 2020, we issued $747.5 million aggregate principal amount of our 2025 Notes. In connection with the issuance of the 2025 Notes, we entered into privately negotiated capped call transactions at a cost of approximately $132.7 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $2.8 billion as of June 30, 2020.
Active Riders and Revenue per Active Rider

	Three Months Ended June 30,			Three Months Ended March 31,
	2020	2019	Growth Rate	2020	2019	Growth Rate
	(in millions, except for dollar amounts and percentages)
Active Riders	8.7	21.8	(60.1)%	21.2	20.5	3.5%
Revenue per Active Rider	$39.06	$39.77	(1.8)%	$45.06	$37.86	19.0%
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
The decrease in the number of Active Riders in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and the three months ended March 31, 2020 was due primarily to the implementation of shelter-in-place orders and other restrictions across North America since March 2020 that reduced travel overall.
Despite the decline in the number of Active Riders, the revenue per Active Rider remained largely consistent in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease of Revenue per Active Rider in the three months ended June 30, 2020 as compared to the three months ended March 31, 2020 was due primarily to a decline in ride frequency and the timing of the Active Rider base during the second quarter of 2020. Additions to our Active Rider base at the end of any quarter are generally dilutive to Revenue per Active Rider for the quarter, which resulted in decreased Revenue per Active Rider this quarter as Active Riders returned to the platform in the latter portion of the second quarter of 2020 in cities where restrictions on social activities and visiting business venues were eased.
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
Components of Results of Operations
As noted above, we expect to see decreased levels of demand for our platform, decreased numbers of new rider activations, and negative impacts on revenue for so long as responsive measures to COVID-19 remain in place. We have adopted several measures in response to the COVID-19 pandemic, including pausing our Shared Ride offerings, providing most employees with the option to work from home, making adjustments to our expenses and cash flow to correlate with declines in revenues, and restricting non-critical business travel by our employees. On April 29, 2020 we committed to a restructuring plan which involved the termination of approximately 17% of our employees, furlough of approximately 300 employees, and temporary salary reductions for all exempt employees and board members. We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. In light of the evolving and unpredictable effects of

COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results for the remainder of 2020.
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
Revenue generated from single-use ride fees paid by riders of Light Vehicles are recognized upon completion of each related ride. Revenue generated from Flexdrive and Lyft Rentals is recognized evenly over the rental period, which is typically seven days or less. Due to the short-term nature of the Flexdrive, Lyft Rentals, and Light Vehicle transactions, we classify these rentals as operating leases.
Cost of Revenue
Cost of revenue consists of costs directly related to revenue generating transactions through our multimodal platform, including primarily insurance costs that are generally required under Transportation Network Company and city regulations for ridesharing and bike and scooter rentals, payment processing charges, including merchant fees, chargebacks and failed charges, hosting and platform-related technology costs, personnel-related compensation costs, amortization of technology-related intangible assets, depreciation, asset write-off charges, and vehicle lease expenses.
Operations and Support
Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, bike and scooter fleet operations support costs, driver background checks and onboarding costs, fees paid to third-parties providing operations support, facility costs and certain car rental fleet support costs. Bike and scooter fleet operations support costs include general repairs and maintenance, and other customer support activities related to repositioning bikes and scooters for rider convenience, cleaning and safety checks.
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
Interest Expense
Interest expense consists primarily of interest incurred on our 2025 Notes, as well as the related amortization of deferred debt issuance costs and debt discount. Interest expense also includes interest incurred on our Non-Revolving Loan and our Master Vehicle Loan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, and restricted and unrestricted short-term investments.
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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$339,345	$867,265	$1,295,057	$1,643,292
Costs and expenses
Cost of revenue	251,355	630,136	793,774	1,092,993
Operations and support	98,610	151,975	232,392	339,210
Research and development	203,101	309,833	461,840	940,793
Sales and marketing	51,822	180,951	248,259	456,080
General and administrative	221,954	267,286	460,394	644,022
Total costs and expenses	826,842	1,540,181	2,196,659	3,473,098
Loss from operations	(487,497)	(672,916)	(901,602)	(1,829,806)
Interest expense	(6,537)	—	(8,044)	—
Other income (expense), net	12,123	29,668	31,292	49,468
Loss before income taxes	(481,911)	(643,248)	(878,354)	(1,780,338)
Provision for income taxes	(44,799)	991	(43,169)	2,374
Net loss	$(437,112)	$(644,239)	$(835,185)	$(1,782,712)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	74.1	72.7	61.3	66.5
Operations and support	29.1	17.5	17.9	20.6
Research and development	59.9	35.8	35.7	57.3
Sales and marketing	15.3	20.9	19.2	27.8
General and administrative	65.4	30.8	35.6	39.2
Total costs and expenses	243.7	177.7	169.7	211.4
Loss from operations	(143.7)	(77.7)	(69.6)	(111.4)
Interest expense	(1.9)	—	(0.6)	—
Other income (expense), net	3.6	3.5	2.4	3.0
Loss before income taxes	(142.0)	(74.2)	(67.8)	(108.4)
Provision for income taxes	(13.2)	0.1	(3.3)	0.1
Net loss	(128.8)%	(74.3)%	(64.5)%	(108.5)%
Comparison of the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Revenue	$339,345	$867,265	(61)%	$1,295,057	$1,643,292	(21)%
Revenue decreased $527.9 million, or 61%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, driven by a decrease in the number of Active Riders of 60% in the current quarter compared to the second quarter of 2019 due to the implementation of shelter-in-place orders and other restrictions across North America since March 2020 that reduced travel overall. Despite the decline in the number of Active Riders, the revenue per Active Rider remained largely consistent in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Revenue decreased $348.2 million, or 21%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, driven primarily by a decrease in the number of Active Riders in the three months ended June 30, 2020 due to the implementation of shelter-in-place orders and other restrictions across North America since March 2020 that reduced travel overall.
We expect to see continued suppression of demand for our platform and the resultant negative impacts on revenue for so long as the shelter-in-place orders and other restrictive measures in response to COVID-19 remain in place. Additionally, in the latter portion of the second quarter of 2020, we have seen a shortage of available drivers relative to rider demand in certain markets where restrictions on social activities and visiting business venues were eased. To the extent that driver availability remains limited, our revenue may be negatively impacted. In order to improve driver availability, we may increase incentives available to drivers, which could negatively impact revenue.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Cost of revenue	$251,355	$630,136	(60)%	$793,774	$1,092,993	(27)%
Cost of revenue decreased $378.8 million, or 60%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily due to the negative impact of COVID-19 on Active Riders and ride volume. Insurance costs decreased $276.5 million, primarily driven by lower ride volume as well as a decrease of $123.7 million in changes to the liabilities for insurance required by regulatory agencies attributable to historical periods. Transaction fees decreased by $66.9 million primarily due to lower ride volumes. There was also a decrease of $13.9 million in web hosting fees to support our platform.
Cost of revenue decreased $299.2 million, or 27%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was primarily due to the negative impact of COVID-19 on Active Riders and ride volume. Insurance costs decreased $183.1 million, primarily driven by lower ride volume as well as a decrease of $79.6 million in changes to the liabilities for insurance required by regulatory agencies attributable to historical periods. Transaction fees decreased by $72.6 million primarily due to lower ride volumes. There was also a decrease due to a $42.4 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the six months ended June 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Operations and support	$98,610	$151,975	(35)%	$232,392	$339,210	(31)%
Operations and support expenses decreased $53.4 million, or 35%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily due to decreases of $15.7 million in driver onboarding costs, $10.4 million in rider and driver support costs, $8.7 million in bikes and scooters fleet operations support costs and $7.6 million in costs related to Flexdrive as a result of the negative impact of COVID-19. There was also a decrease due to a $6.7 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the three months ended June 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.
Operations and support expenses decreased $106.8 million, or 31%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to decreases of $18.6 million in driver onboarding costs, $16.9 million in rider and driver support costs, $7.4 million in bikes and scooters fleet operations support costs and $7.4 million in costs related to Flexdrive as a result of the negative impact of COVID-19. There was also a decrease due to a $54.0 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the six months ended June 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Research and development	$203,101	$309,833	(34)%	$461,840	$940,793	(51)%
Research and development expenses decreased $106.7 million, or 34%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily due to a $130.7 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the three months ended June 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020. This was partially offset by an increase of $14.0 million in autonomous vehicles research and development costs due to the absence of reimbursements from a co-development partnership which concluded in the fourth quarter of 2019 and an increase of $11.7 million in severance and benefits related to the restructuring in the second quarter of 2020.
Research and development expenses decreased $479.0 million, or 51%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to a $541.3 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the six months ended June 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020. This was partially offset by an increase of $24.3 million in autonomous vehicles research and development costs due to the absence of reimbursements from a co-development partnership which concluded in the fourth quarter of 2019, an increase of $20.9 million in other personnel-related costs as a result of an increase in headcount to support our expanded research and development activities in the first quarter of 2020, and an increase of $11.7 million in severance and benefits related to the restructuring in the second quarter of 2020.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Sales and marketing	$51,822	$180,951	(71)%	$248,259	$456,080	(46)%
Sales and marketing expenses decreased $129.1 million, or 71%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was due to a $79.6 million or 95% decrease in costs related to incentive programs driven primarily by a reduction in rider incentives in response to the impact of the COVID-19 pandemic on our business, a decrease of $16.2 million in costs associated with driver and passenger acquisition and a decrease of $10.2 million in brand and other marketing. The decrease was also due to a $7.7 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the three months ended June 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.
Sales and marketing expenses decreased $207.8 million, or 46%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was due to a $100.4 million decrease in costs related to incentive programs driven primarily by a reduction in rider incentives in the second quarter of 2020 in response to the impact of the COVID-19 pandemic on our business, a decrease of $32.5 million in costs associated with driver and passenger acquisition and a decrease of $22.5 million in brand and other marketing. The decrease was also due to a $48.0 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the six months ended June 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020. The decrease was partially offset by an increase of $11.8 million in rider reward payments related to our marketing partnerships.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
General and administrative	$221,954	$267,286	(17)%	$460,394	$644,022	(29)%
General and administrative expenses decreased $45.3 million, or 17%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily due to a $31.0 million reduction in corporate insurance costs and a decrease of $13.5 million in claims administrative fees. There was also a decrease due to a $31.7 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the three months ended June 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020. This was partially offset by an increase of $12.3 million in consultant and advisory costs, $10.3 million in legal settlements, and $6.9 million in severance and benefits cost related to the restructuring in the second quarter of 2020.
General and administrative expenses decreased $183.6 million, or 29%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to a $201.2 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the six months ended June 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020. There was also a $20.9 million reduction in corporate insurance costs. The decreases were partially offset by an increase of $23.8 million in consultant and advisory costs due to overall growth in our business and $6.9 million in severance and benefits cost related to the restructuring in the second quarter of 2020.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Interest expense	$(6,537)	$—	—%	$(8,044)	$—	—%
Interest expense increased $6.5 million and $8.0 million, in the three and six months ended June 30, 2020, respectively, as compared to the three months ended June 30, 2019. The increases are due to the issuance of our 2025 Notes in May 2020 and the vehicle related debt assumed from the acquisition of Flexdrive in February 2020.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Other income (expense), net	$12,123	$29,668	(59)%	$31,292	$49,468	(37)%
Other income (expense), net decreased $17.5 million, or 59%, and $18.2 million, or 37% in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively. The decrease was primarily related to a decrease in interest income driven by a decline in interest rates and the yield on debt securities and a decrease in our cash equivalents and short-term investments balance.

Non-GAAP Financial Measures

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Growth Rate	2020	2019	Growth Rate
	(in millions, except for percentages)
Contribution(1)	$117.3	$398.9	(70.6)%	$664.7	$783.8	(15.2)%
Contribution Margin(1)	34.6%	46.0%		51.3%	47.7%
Adjusted EBITDA(1)	$(280.3)	$(204.1)	(37.3)%	$(365.5)	$(420.1)	13.0%
Adjusted EBITDA Margin(1)	(82.6)%	(23.5)%		(28.2)%	(25.6)%
_______________
(1)Contribution, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP financial measures and metrics. For more information regarding our use of these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Reconciliation of Non-GAAP Financial Measures.”
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
•transfer of certain legacy auto insurance liabilities; and
•restructuring charges, if any.
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
During the first quarter of 2020, we entered into a Novation Agreement for the transfer of certain legacy auto insurance liabilities between October 1, 2015 and September 30, 2018. Refer to Note 4 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding this transaction. We believe the costs associated with the transfer of these legacy auto insurance liabilities do not illustrate the current period performance of our ongoing operations despite this transaction occurring in the current period because these costs are non-recurring and the transferred insurance liabilities relate to claims that date back years. We believe the adjustment to exclude these costs related to the transfer of legacy insurance liabilities from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.

In April 2020, we announced a restructuring effort to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business. We believe the costs associated with the restructuring do not reflect current period performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.
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
•interest expense;
•other income (expense), net;
•provision for income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•payroll tax expense related to stock-based compensation;
•changes to the liabilities for insurance required by regulatory agencies attributable to historical periods;
•costs related to acquisitions, if any;
•transfer of the certain legacy auto insurance liability; and
•restructuring charges, if any.
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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$339.3	$867.3	$1,295.0	$1,643.3
Less cost of revenue	(251.4)	(630.1)	(793.8)	(1,093.0)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	3.7	5.3	6.5	10.6
Stock-based compensation expense	4.5	15.1	14.2	56.6
Payroll tax expense related to stock-based compensation	0.3	0.2	1.0	1.4
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	17.4	141.1	75.8	164.9
Transfer of certain legacy auto insurance liabilities(2)	—	—	62.5	—
Restructuring charges(3)	3.5	$—	3.5	—
Contribution	$117.3	$398.9	$664.7	$783.8
_______________
(1)$17.4 million and $75.8 million of insurance expense recorded during the three and six months ended June 30, 2020 reflects changes to reserves estimates of claims from the first quarter of 2020 and earlier periods. $141.1 million and $164.9 million of insurance expense recorded during the three and six months ended June 30, 2019 reflects changes to reserves estimates of claims from the first quarter of 2019 and earlier periods.
(2)The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense.
(3)Included in restructuring charges is $2.0 million of severance and other employee costs and $1.5 million of other restructuring charges. Restructuring related charges for the stock-based compensation benefit of $4.2 million and payroll taxes related to stock-based compensation of $0.1 million are included on their respective line items.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(437.1)	$(644.2)	$(835.2)	$(1,782.7)
Adjusted to exclude the following:
Interest expense(1)	7.0	—	8.5	—
Other income, net(2)	(12.1)	(29.7)	(31.2)	(49.5)
Provision for income taxes	(44.8)	1.0	(43.2)	2.4
Depreciation and amortization	44.5	31.1	80.0	54.2
Stock-based compensation expense	105.8	293.2	265.8	1,152.7
Payroll tax expense related to stock-based compensation	5.0	3.4	14.9	37.9
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(3)	17.4	141.1	75.8	164.9
Costs related to acquisitions	—	—	0.4	—
Transfer of certain legacy auto insurance liabilities(4)	—	—	64.7	—
Restructuring charges(3)	34.0	—	34.0	—
Adjusted EBITDA	$(280.3)	$(204.1)	$(365.5)	$(420.1)
_______________
(1)Includes interest expense for Flexdrive vehicles and the 2025 Notes and $0.5 million related to the interest component of vehicle related finance leases. Refer to Note 6 “Leases” to the condensed consolidated financial statements for information regarding the interest component of vehicle related finance leases.
(2)Includes interest income which was reported as a separate line item on the condensed consolidated statement of operations in periods prior to the second quarter of 2020.
(3)$17.4 million and $75.8 million of insurance expense recorded during the three and six months ended June 30, 2020 reflects changes to reserves estimates of claims from the first quarter of 2020 and earlier periods. $141.1 million and $164.9 million of insurance expense recorded during the three and six months ended June 30, 2019 reflects changes to reserves estimates of claims from the first quarter of 2019 and earlier periods.
(4)The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense.
(5)Included in restructuring charges is $31.4 million of severance and other employee costs and $2.6 million related to lease termination and other restructuring costs. Restructuring related charges for the stock-based compensation benefit of $49.8 million, payroll taxes related to stock-based compensation of $0.7 million and accelerated depreciation of $0.5 million are included on their respective line items.

Liquidity and Capital Resources
As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents of approximately $841.1 million and short-term investments of approximately $1.9 billion, exclusive of restricted cash, cash equivalents and investments of $1.2 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2020 and December 31, 2019 were $1.0 billion and $1.4 billion, respectively.
We continue to actively monitor the impact of the COVID-19 pandemic. We continued to see a large decline in rides in the second quarter, which had a more significant effect on our revenues and cash flows from operations than the first quarter. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or treat the pace and extent of recovery, among other things. We have adopted several measures in response to the COVID-19 pandemic, including pausing our Shared Ride offerings, providing most employees with the option to work from home, distributing thousands of bottles of hand sanitizer and masks to drivers on our platform, providing separation shields to drivers, making adjustments to our expenses and cash flow to correlate with declines in revenues, and restricting non-critical business travel by our employees. On April 29, 2020. we made the decision to terminate approximately 17% of our employees, furlough approximately 300 employees, and implement temporary salary reductions for all exempt employees ranging from 10% for most employees to 30% for our senior leadership team. In addition, members of our board voluntarily agreed to forego 30% of their cash compensation for the second quarter of 2020. In connection with these decisions, we incurred restructuring and related charges, primarily related to employee severance and benefit costs, and stock-based compensation charges for terminated employees, offset by a benefit related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards of $72.7 million, resulting in a net benefit of $14.5 million for the quarter ended June 30, 2020. In addition, we decreased driver, passenger, Light Vehicle riders, and Lyft Rentals renters incentive programs in sales and marketing by 95% year-over-year in the three months ended June 30, 2020 and reduced our capital expenditure plan for 2020.
In May 2020, we issued $747.5 million aggregate principal amount of our 2025 Notes. The net proceeds from this offering were approximately $733.2 million, after deducting the Initial Purchasers’ discounts and commissions and debt issuance costs. In connection with the issuance of our 2025 Notes, we entered into the Capped Calls at a cost of approximately $132.7 million.
We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. With nearly $2.8 billion in unrestricted cash and cash equivalents and short-term investments as of June 30, 2020, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, measures we take in response to the COVID-19 pandemic, our ability to maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic, and the expansion of sales and marketing activities. As noted above, we expect to see continued suppression of demand for our platform and the resultant negative impacts on revenue for so long as the shelter-in-place orders and other restrictive measures in response to COVID-19 remain in place. Additionally, in the latter portion of the second quarter of 2020, we have seen a shortage of available drivers relative to rider demand in certain markets where restrictions on social activities and visiting business venues were eased. To the extent that driver availability remains limited, our revenue may be negatively impacted. In order to improve driver availability, we may increase incentives available to drivers, which could negatively impact revenue. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(958,648)	$(69,511)
Net cash provided by (used in) investing activities	880,556	(1,717,587)
Net cash provided by financing activities	567,976	1,622,816
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(364)	296
Net change in cash, cash equivalents and restricted cash and cash equivalents	$489,520	$(163,986)
Operating Activities
Cash used in operating activities was $958.6 million for the six months ended June 30, 2020. This consisted primarily of a net loss of $835.2 million and a decrease in the insurance reserve of $434.8 million primarily related to the transfer of certain legacy auto insurance liabilities in the first quarter of 2020. This was offset by non-cash stock-based compensation expense of $265.8 million.
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
Investing Activities
Cash provided by investing activities was $880.6 million for the six months ended June 30, 2020, which primarily consisted of proceeds from sales and maturities of marketable securities of $3.4 billion, partially offset by purchases of marketable securities of $2.2 billion and term deposits of $363.8 million.
Cash used in investing activities was $1.7 billion for the six months ended June 30, 2019, which primarily consisted of purchases of short-term investments of $3.7 billion, partially offset by proceeds from sales and maturities of marketable securities of $2.0 billion.
Financing Activities
Cash provided by financing activities was $568.0 million for the six months ended June 30, 2020, which primarily consisted of proceeds from issuance of our 2025 Notes of $734.1 million offset by the purchase of the Capped Calls for $132.7 million.
Cash provided by financing activities was $1.6 billion for the six months ended June 30, 2019, which primarily consisted of proceeds from the issuance of our Class A common stock in our IPO of $2.5 billion, partially offset by taxes paid related to net share settlement of equity awards of $864.0 million.
Contractual Obligations and Commitments
On May 15, 2020, we issued $747.5 million aggregate principal amount of our 2025 Notes. As of June 30, 2020, the 2025 Notes were not convertible. Refer to Note 8 "Debt" to our condensed consolidated financial statements for additional information.
In connection with the issuance of our 2025 Notes, we entered into the Capped Calls at a cost of approximately $132.7 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2025 Notes sold in the offering. By entering into the Capped Calls, we expect to reduce the potential dilution to its common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes its common stock price exceeds the conversion price of the 2025 Notes. Refer to Note 8 "Debt" to our condensed consolidated financial statements for additional information.
In connection with our acquisition of Flexdrive, Flexdrive remained responsible for the Non-revolving Loan, the Master Vehicle Loan and the VPA (each as defined in Note 8 to our condensed consolidated financial statements). As of June 30, 2020, we met all covenants related to these loans and agreements. Refer to Note 8 "Debt" to our condensed consolidated financial statements for additional information.

In conjunction with the Novation, Clarendon and PVIC executed a Retrocession Agreement in July 2020, effective as of March 31, 2020, pursuant to which PVIC will reinsure Clarendon’s losses related to the Legacy Auto Liability in excess of an aggregate limit of $816 million. Refer to Note 4 "Supplemental Financial Statement Information" to our condensed consolidated financial statements for information on this transaction.
In May 2020, we modified our non-cancellable arrangement with a web-hosting services provider by extending the commitment period through June 2022 with no change to the aggregate commitment amounts of $300.0 million. As of June 30, 2020, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of June 30, 2020, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.8 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.2 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill has led and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on June 25, 2020, filed a motion for preliminary injunction against us and Uber. On August 10, 2020, the court granted the motion for a preliminary injunction, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit; the injunction is stayed for ten days. On August 12, 2020, we filed a notice of appeal of the court's order and requested a stay pending appeal. Further, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against us and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. On August 5, 2020, the California Labor Commissioner filed lawsuits against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. Certain adverse outcomes of such actions would have a material impact on our business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
We are currently involved in a number of putative class actions, thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that we misclassified drivers as independent contractors and other matters challenging the classification of drivers on our platform as independent contractors. We are currently defending allegations in a number of lawsuits that we have failed to properly classify drivers and provide those drivers with sick leave and related benefits during the COVID-19 pandemic.
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
Except as described above, there have been no material changes with respect to these matters as disclosed in our Annual Report on Form 10-K.
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
Securities Litigation
Beginning in April 2019, several putative class actions were filed in California state and federal court against us, our directors, certain of our officers, and certain of the underwriters named in our IPO Registration Statement alleging violation of securities laws in connection with our IPO. These cases have been consolidated into two putative class actions, one in California state court and the other in federal court. On July 1, 2020, the California state court sustained in part and overruled in part the Company’s demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On May 14, 2020, the Company filed a motion to dismiss the consolidated complaint in the federal court case. On July 20, 2020, the federal court vacated the hearing set on that motion and stated that it will issue a written order on the motion at an unspecified time. We believe these lawsuits are without merit and we intend to vigorously defend against them.

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
•manage our platform and our business assets and expenses in light of the COVID-19 pandemic and related public health measures issued by various jurisdictions, including travel bans, travel restrictions and shelter-in-place orders, as well as maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic;
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
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, travel restrictions and shelter-in-place orders. The pandemic and these related responses have caused, and are expected to continue to cause, decreased demand for our platform, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains, and significant volatility and disruption of financial markets.
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:
•Declines in travel as a result COVID-19, including commuting, local travel, and business and leisure travel, has resulted in decreased demand for our platform which has decreased our revenues. We have also paused our Shared Rides offerings as a result of COVID-19. These factors have, during certain periods in the past, led to a decrease in earning opportunities for drivers on our platform. Changes in travel trends and behavior arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect.
•Changes in driver behavior arising from COVID-19 have led to reduced levels of driver availability on our platform beginning in June 2020. To the extent that driver availability is limited, our service levels may be negatively impacted, which may adversely affect our business, financial condition and results of operation.
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
•The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having employees in nearly all of our locations work remotely, limiting employee travel, and cancelling, postponing or holding virtual events and meetings. We may in the future be required to or choose voluntarily to take actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees or users of our platform. The effects of the pandemic, including remote working arrangements for employees, may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. To the extent these measures result in decreased productivity, harm our company culture, adversely affect our ability to maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
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
•The impacts of COVID-19 have and may continue to have an adverse impact on the demand for vehicles rented to drivers through our Express Drive program, and for our fleet rented to users through Lyft Rentals. Further, COVID-19 has and may continue to negatively impact Lyft's ability to conduct rental operations through the Express Drive program and Lyft Rentals as a result of restrictions on travel, mandated closures, limited staffing availability, and other factors related to COVID-19. Lyft Rentals temporarily ceased operations, closing its rental locations, as a result of COVID-19. While Express Drive rental periods renew on a weekly basis, new rental reservations were temporarily blocked, and subsequently re-opened with modified operations to limit the proximity and amount of interactions between associates and drivers, and to address additional cleaning which may be required as a result of COVID-19. These operations are more costly, and vulnerable to shortages of cleaning supplies or other materials required to operate rental sites while minimizing the risk of exposure to COVID-19. As a result of the adverse impact to demand for rides on the rideshare platform, drivers renting from Express Drive have had and may continue to have a diminished ability to pay their rental fees and we have lowered deposits, potentially resulting in an increase in failed charges for such fees. In response, Lyft and Flexdrive temporarily reduced pricing for Flexdrive rentals in cities most affected by COVID-19, and have waived rental fees for drivers who are confirmed to have tested positive for COVID-19 or requested to quarantine by a medical professional. Further, Lyft has faced significantly higher costs in transporting, repossessing, cleaning, and storing unrented and returned vehicles from both fleets. These impacts to the demand for and operations of the different rental programs have and may continue to adversely affect our business, financial condition and results of operation.
•The COVID-19 pandemic may adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology, including through direct impacts of the COVID-19 virus on employee and contractor health; shelter-in-place orders by local, state, or federal governments negatively impacting operations, including our ability to test autonomous vehicle technology; impacts to our supply chains or those of our current or prospective partners and suppliers; or economic impacts limiting our or our current or prospective partners or suppliers ability to expend resources on developing and deploying autonomous vehicle technology. These impacts to the development and deployment of autonomous vehicle technology may adversely affect our business, financial condition and results of operations.
•Many of the public health measures in response to the COVID-19 pandemic were implemented in March 2020, and thus had a more significant impact on our results of operations for the quarter ended June 30, 2020. In response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. As the severity, magnitude and duration of the COVID-19 pandemic, the public health responses, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. As the United States begins to reopen, the recovery of the economy and our business is likely to fluctuate and vary by geography. Further, the ultimate impact of the COVID-19 pandemic on our users, customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; the duration of the pandemic; and the pace of recovery when the COVID-19 pandemic subsides.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $0.8 billion and $1.8 billion in the six months ended June 30, 2020 and 2019, respectively. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we may incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic through enhanced sanitization procedures and health safety programs. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Express Drive program, Flexdrive and Lyft Rentals. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards may continue to be a significant expense in future periods, and we have $1.3 billion of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 2.7 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Our main ridesharing competitors in the United States and Canada include Uber and Via. Our main competitors in the bike and scooter sharing market include Lime and Bird. Our main competitors in the consumer vehicle rental market include Enterprise, Hertz, and Avis Budget Group as well as emerging car-share marketplaces. We also compete with certain non-ridesharing transportation network companies and taxi cab and livery companies as well as traditional automotive manufacturers, such as BMW, which has an ongoing presence in the transportation network market in Europe.
Additionally, there are other non-U.S.-based TaaS network companies that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Apple, Baidu, Uber, Argo AI, Zoox (pending acquisition by Amazon) and General Motors (Cruise) as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
Certain of our competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or bikes and scooters, or they may have other financial, technical or resource advantages. These factors may allow our competitors to derive greater revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs or respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings.
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
The ridesharing market has grown rapidly since we launched our ridesharing marketplace in 2012, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely-adopt ridesharing and our other offerings. We cannot be certain whether the COVID-19 pandemic will negatively impact the willingness of drivers or passengers to participate in ridesharing or the willingness of riders to use shared bikes or scooters. In addition, we have paused our Shared Rides offerings, and we are temporarily restricted from operating our bike share and scooter share programs in one jurisdiction due to public health and safety measures implemented in response to the COVID-19 pandemic. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of shared bikes and scooters, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers, or to increase utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors, or if drivers become dissatisfied with our programs and benefits, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, in the latter portion of the second quarter of 2020, we have seen a shortage of available drivers relative to rider demand in certain markets where restrictions on social activities and visiting business venues were eased. To the extent that driver availability remains limited, our revenue may be negatively impacted. In order to improve driver availability, we may increase incentives available to drivers, which could negatively impact revenue.

If drivers are unsatisfied with our partners, including our third-party vehicle rental partners, our ability to attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers could be adversely affected. We frequently test driver incentives on subsets of existing drivers and potential drivers, and these incentives could fail to attract and retain qualified drivers or fail to increase utilization by existing drivers, or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration, labor and employment laws or background check requirements, may result in a shift or decrease in the pool of qualified drivers, which may result in increased competition for qualified drivers or higher costs of recruitment, operation and retention. Other factors outside of our control, such as the COVID-19 pandemic or other concerns about personal health and safety, increases in the price of gasoline, vehicles or insurance, or concerns about the availability of government or other assistance programs if drivers continue to drive on our platform, may also reduce the number of drivers on our platform or utilization of our platform by drivers, or impact our ability to onboard new drivers. If we fail to attract qualified drivers on favorable terms, fail to increase utilization of our platform by existing drivers or lose qualified drivers to our competitors, we may not be able to meet the demand of our riders, including maintaining a competitive price of rides to our riders, and our business, financial condition and results of operations could be adversely affected.
If we fail to cost-effectively attract new riders, or to increase utilization of our platform by our existing riders, our business, financial condition and results of operations could be harmed.
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Our riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. Further, government actions in response to the COVID-19 pandemic, such as travel bans, travel restrictions and shelter-in-place orders, have decreased and may continue to decrease utilization of our platform by riders. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Lyft Rentals vehicles, or certain vehicles in Express Drive, our business, financial condition and results of operations could be adversely affected.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In most U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2020 and December 31, 2019 were $1.0 billion and $1.4 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected.
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
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuary firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments and judicial developments. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. Additionally, we have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our condensed consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our financial condition and results of operations. For example, in 2019 we experienced adverse development to insurance reserves that was largely attributable to historical auto losses that predate our relationship with our new third-party administrators for insurance claims.
We rely on a limited number of third-party insurance service providers for our auto-related insurance claims, and if such providers fail to service insurance claims to our expectations or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on a limited number of third-party insurance service providers to service our auto-related claims. If any of our third-party insurance service providers fails to service claims to our expectations, discontinues or increases the cost of coverage or changes the terms of such coverage in a manner not favorable to drivers or to us, we cannot guarantee that we would be able to secure replacement coverage or services on reasonable terms in an acceptable time frame or at all. If we cannot find alternate third-party insurance service providers on terms acceptable to us, we may incur additional expenses related to servicing such auto-related claims using internal resources. We may, from time to time, explore the possibility of selling portions of retained insurance risk to third-parties. This may cause us to incur additional expenses in the total cost of this risk. For example, in the first quarter of fiscal 2020, we entered into a Novation Agreement to transfer nearly all of our primary auto insurance liabilities related to periods preceding October 2018 to a third-party.
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
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, environmental health and safety, background checks, public health, anti-corruption, anti-bribery, and delivery of goods including (but not limited to) medical supplies and perishable foods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
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
Recent financial, political and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors, such as ridesharing and delivery companies. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, a new law in California, known as Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3), codifies and extends an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill has led to and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and filed a motion for preliminary injunction on June 25, 2020, seeking a court order that we and Uber be restrained from classifying drivers as independent contractors, among other things. On August 10, 2020, the court granted the motion for a preliminary injunction, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit; the injunction is stayed for ten days. On August 12, 2020, we filed a notice of appeal of the court's order and requested a stay pending appeal. On July 14, 2020, the Massachusetts Attorney General filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies' respective platforms as independent contractors under Massachusetts wage and hour laws, seeking declaratory and injunctive relief. On August 5, 2020, the California Labor Commissioner filed lawsuits against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another, and may have a negative outcome that could adversely affect our business, operations, financial condition, and results of operations. Additionally, we have invested and from time to time we will continue to invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations, particularly those related to the ridesharing industry, which may negatively impact the legal and administrative proceedings challenging the classification of drivers on our platform as independent contractors if we are unsuccessful or lead to additional costs and expenses even if we are successful. These activities may not be successful, and any negative outcomes could adversely affect our business, operations, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, a new law in California, known as Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3), codifies and extends an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill has led to and could continue to lead to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and filed a motion for preliminary injunction on June 25, 2020, seeking a court order that we and Uber be restrained from classifying drivers as independent contractors, among other things. On August 10, 2020, the court granted the motion for a preliminary injunction, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit; the injunction is stayed for ten days. On August 12, 2020, we filed a notice of appeal of the court's order and requested a stay pending appeal. On July 14, 2020, the Massachusetts Attorney General filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies' respective platforms as independent contractors under Massachusetts wage and hour laws, seeking declaratory and injunctive relief. On August 5, 2020, the California Labor Commissioner filed lawsuits against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
In addition to the harms listed above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and/or operations (including suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations and our ability to achieve or maintain profitability in the future.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven and incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than us. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. In the past, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and there can be no assurance that we will not be forced, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing during the COVID-19 pandemic have imposed limits on prices for certain rides. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and may in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders.
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
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in May 2019 the San Francisco Municipal Transit Authority (“SFMTA”) opened a public permit application process for bike share operators in violation of our exclusive right to operate a bike share program in San Francisco’s public rights-of-way. In June 2019, we filed an action for injunctive and declaratory relief through one of our subsidiaries to protect its negotiated right to exclusivity for a bike share program and, in July 2019, the court granted a preliminary injunction preventing the SFMTA from issuing any permits in violation of those exclusive rights. A negative determination in this ongoing litigation or in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations; other jurisdictions in which we currently hold, or may in the future hold, exclusive rights to operate could follow suit in issuing permits in violation of such exclusive rights or in making a determination that we do not hold exclusive rights to operate. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. For example, the city of Miami indefinitely suspended rentals of bikes and scooters as a result of the COVID-19 pandemic. While we do not expect any denial in an individual region to have a material impact, these denials in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of shared bikes and scooters, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
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
The revenue we generate from our network of shared bikes and scooters may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of shared bikes and scooters, however, we expect the demand for our bike and scooter rentals to decline over the winter season and increase during more temperate and dry seasons. Our network of shared bikes and scooters is also subject to risks related to COVID-19, as discussed above. In particular, travel bans and restrictions, as well as shelter in place orders have decreased demand and we are unable to predict when and to what extent these public health and safety measures may be eased, how riders of shared bikes and scooters will respond to the easing of such measures, and whether additional measures may need to be implemented in the future, any of which may continue to result in decreased demand notwithstanding usual seasonality. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of shared bikes and scooters, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
The autonomous vehicle industry may not continue to develop, or autonomous vehicles may not be adopted by the market, which could adversely affect our prospects, business, financial condition and results of operations.
We have invested, and plan to continue to invest, in the development of autonomous vehicle technology for use on our platform. Autonomous driving involves a complex set of technologies, including the continued development of sensing, computing and control technology. We rely both on our own research and development and on strategic partnerships with third-

party developers of such technologies, as such technologies are costly and in varying stages of maturity. There is no assurance that this research and development or these partnerships will result in the development of market-viable technologies or commercial success in a timely manner or at all. In order to gain acceptance, the reliability of autonomous vehicle technology must continue to advance.
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
We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third-parties that are attributed to us through our offerings. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, riders, or third parties, or the management and safety of our platform and our assets, including in light of the COVID-19 pandemic and related public health measures issued by various jurisdictions, including travel bans, restrictions, social distancing guidance, and shelter-in-place orders. We may also be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations, we may not be able to secure coverage at all.
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
We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2019 and 2018, our revenue was $3.6 billion and $2.2 billion, respectively, representing a 68% growth rate from 2018 to 2019. However, we have experienced a decline in revenue due to decreased demand for our ridesharing platform in light of the COVID-19 pandemic, and we expect that our revenue growth rate and financial performance in future quarters will continue to be harmed while responsive measures to COVID-19, such as travel bans and restrictions and shelter-in-place orders, remain in place. In the quarters ended June 30, 2020 and 2019, our revenue was $339.3 million and $867.3 million, representing a decrease of 61%. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates will slow in future periods due to a number of reasons, which may include impacts of the COVID-19 pandemic on our business, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Since 2012, we have generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. For example, the number of our full-time employees has increased from 2,708 as of December 31, 2017, to 4,973 as of June 30, 2020. However, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. Steps we take to manage our business operations and future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including having employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees (including increased use of video conferencing), our exposure to cyberattacks or security breaches may increase. Further, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, our employees have been accused in the past of violating these policies and we may be subject to these types of accusations in the future.
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

For example, the use of our Concierge offering by healthcare contracted entities and transportation brokers with which we partner may subject us to certain healthcare-related laws and regulations. These laws and regulations may impose additional requirements on us and our platform in providing rides to healthcare partners. Additional requirements may arise related to processing of payments, the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare transportation partners. With respect to our healthcare rides provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations. Significant violations of such laws could lead to our loss of provider enrollment status, which could potentially result in exclusion from the federal programs as a provider. Further, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes. Furthermore, in response to the COVID-19 pandemic, in April 2020 we began piloting a delivery service and rides matched through the Lyft platform have been deemed an essential service by COVID-19 shelter-in-place orders in numerous jurisdictions, which may subject us to additional laws and regulations, including limits on pricing.
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
We rely on third-party and affiliate vehicle rental partners as well as third-party vehicle supply, fleet management and finance partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners or third-party vehicle supply, fleet management and finance partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, the availability of vehicles for drivers in certain markets could be adversely impacted, and we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, in the event that vehicle manufacturers issue recalls or the supply of vehicles or automotive parts is interrupted, including as a result of public health crises, such as the COVID-19 pandemic, affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. For example, in September 2019, GM issued a recall affecting the 2018 Chevy Malibu, which affected a moderate portion of the fleet provided by Lyft’s rental partners. In addition, in May 2020, Hertz filed for bankruptcy protection, which may affect their ability to meet the requirements of our Express Drive program. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ or Lyft’s fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. In the first quarter of 2020, Lyft acquired one of the rental partners in the Express Drive program, Flexdrive, as a wholly-owned subsidiary of Lyft. While wholly-owned by Lyft, Flexdrive will continue operating as an independent company, maintaining its own governance, management, personnel and assets, including its fleet. If Lyft and Flexdrive are unable to manage costs of operating Flexdrive’s fleet and potential shortfalls between such costs and the rental fees collected from drivers, we may update the pricing methodologies related to Flexdrive’s offering in Lyft’s Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers.
Any negative publicity related to any of our third-party and affiliate vehicle rental partners, including publicity related to quality standards or safety concerns, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Our Express Drive and Lyft Rentals programs expose us to certain risks, including with respect to decreases in the residual value, or reductions in the utilization, of vehicles in the fleet.
For the Lyft Rentals consumer car rental business and, through our subsidiary Flexdrive, for vehicles rented to drivers through our Express Drive program, we source a portion of the fleet from a range of auto manufacturers. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to sell cars to us on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, we may be unable to obtain a sufficient number of vehicles to operate our Express Drive or Lyft Rentals businesses without significantly increasing our fleet costs or reducing our volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact passenger demand, the demand for or ability to rent vehicles in Lyft Rentals or the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleet. Reduced utilization has increased and could continue to increase costs of maintaining the fleet or storing or moving unused vehicles.
The costs of the fleet vehicles may also be adversely impacted by the relative strength of the used car market. We currently sell vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. It may be difficult to estimate the residual value of vehicles used in ridesharing, such as those rented to drivers through our Express Drive program. Further, market events, such as the COVID-19 pandemic, have affected the demand for or pricing in the used vehicle market. For example, as a result of the COVID-19 pandemic, other operators of large fleets, such as rental companies, are reportedly seeking to place large volumes of vehicles into the resale market, which have driven down the price and corresponding residual value of used vehicles. A reduction in residual values for vehicles in our fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate while we own them. If we are unable to obtain and maintain the fleet of vehicles cost-efficiently or if we are unable to accurately forecast the residual values of vehicles in the fleet, our business, financial condition and results of operations could be adversely affected.

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
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. For example, in 2018, we launched our scooter sharing offering on our platform in certain markets and in April 2020, we began piloting a delivery service platform in response to the COVID-19 pandemic. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.
Developing and launching new offerings or enhancements to the existing offerings on our platform involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future drivers and riders, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand and the number of drivers using our platform) and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant up-front capital investments and such investments may not generate return on investment. Further, from time to time we may reevaluate, discontinue and/or reduce these investments and decide to discontinue one or more offerings. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.
If we are unable to successfully manage the complexities associated with our expanding multimodal platform, our business, financial condition and results of operations could be adversely affected.
Our expansion into bike and scooter sharing, other modes of transportation, vehicle rental programs and delivery services has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, we face the risk that our network of shared bikes and scooters, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. Additionally, from time to time we may reevaluate our offerings on our multimodal platform and decide to discontinue an offering or certain features. Such actions may negatively impact revenue in the short term and may not provide the benefits we expect in the long term. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
Our new delivery service platform may not be successful and may expose us to additional risks.
In response to the COVID-19 pandemic, we are piloting a new delivery service platform for a period of time to assess its feasibility. This offering, which began in April 2020, currently allows businesses to send essential goods, including meals and medical supplies, from one location to another. Drivers are provided the opportunity to opt-in to receive delivery requests and are currently paid based on the driver rate card for a standard Lyft ride. Delivery is not currently available in all markets and therefore not all drivers have the opportunity to receive delivery requests at this time. We face a number of challenges that may affect the ultimate success of this offering, including:
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
•we may be subject to litigation in a number of areas, including personal injury and automotive liability, and we may be unsuccessful in compelling to arbitration claims brought by drivers using the Lyft rideshare and delivery platforms;
•we are subject to a variety of laws and regulations that are costly to comply with and may affect the profitability of this offering, including laws and regulations regarding pricing, and any failure to comply with such laws and regulations will adversely affect our deliveries offering; and
•we may fail to effectively respond to market developments in a timely manner, or at all.
Additionally, the development of this delivery service platform may divert resources, including management’s attention, from our other offerings and adversely affect their development. If we are unable to develop and grow our delivery service platform, or unable to do so cost-effectively, whether as a result of our own actions or market conditions more generally, our business, financial condition and results of operations could be adversely affected.
Our metrics and estimates, including the key metrics included in this report, are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third-party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and we may make material adjustments to our processes for calculating our metrics in order to enhance accuracy, because better information becomes available or other reasons, which may result in changes to our metrics. The estimates and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then the trading price of our Class A common stock and our business, financial condition and results of operations could be adversely affected.

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
If our marketing efforts are not successful in promoting awareness of our offerings or attracting new qualified drivers and new riders, or if we are not able to cost-effectively manage our marketing expenses, our results of operations could be adversely affected. If our marketing efforts are successful in increasing awareness of our offerings, this could also lead to increased public scrutiny of our business and increase the likelihood of third parties bringing legal proceedings against us. Any of the foregoing risks could harm our business, financial condition and results of operations. Further, in response to the COVID-19 pandemic, we have slowed our marketing efforts across certain platforms, which may limit the effectiveness of our other marketing efforts and limit awareness of our offerings.
Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.
Our ability to attract and retain qualified drivers and riders is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our platform depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride, leaving something in a driver’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. Our number of Active Riders has decreased from 14.2 million for the quarter ended March 31, 2018 to 8.7 million for the quarter ended June 30, 2020. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. If we grow our international rider base and the number of international drivers on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Furthermore, the COVID-19 pandemic may impact our ability to provide effective and timely support, including as a result of a decrease in the availability of service providers and increase in response time. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.
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
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings. In May 2020, we issued $747.5 million aggregate principal amount of our 2025 Notes and from time to time, we may seek additional equity or debt financing, including by the issuance of securities. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 2025 Notes, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
Our success depends in part on the continued service of our founders, senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to the impact of the COVID-19 pandemic on our business may harm our reputation or impact our ability to recruit qualified personnel in the future. For example, in April 2020, in response to the effects of the COVID-19 pandemic on our business, we took certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
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
Companies in the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain an increasingly high public profile and the number of competitors in our market increases, the possibility of intellectual property rights claims against us grows. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have initiated licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third-party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology or other intellectual property, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, financial condition and results of operations.

Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.
Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or intellectual property. We rely on a combination of patents, copyrights, trademarks, service marks, trade dress, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. The laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States and effective intellectual property protections may not be available or may be limited in foreign countries. As we expand our international activities, our exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international operations. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. We also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.
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
We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the settlement of RSUs. Since the initial settlement date for the RSUs that vested upon the effectiveness of our registration statement on Form S-1 related to our initial public offering, or our IPO Registration Statement, we have withheld shares and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. During the quarter ended June 30, 2020, we have expended a total of approximately $4.4 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.
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
Servicing our current and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 8 "Debt" to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of June 30, 2020, we had $663.0 million of indebtedness for borrowed money outstanding.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
Further, the LIBOR is expected to be phased out as a benchmark by the end of 2021. If new methods of calculating LIBOR are established or if other benchmark rates used to price indebtedness or investments are established, the terms of any existing or future indebtedness or investments, including the terms of Flexdrive’s debt instruments, may be negatively impacted, resulting in increased interest expense or lower than expected interest income.
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
Any of these factors could harm our business, results of operations and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
We are subject to counterparty risk with respect to the capped call transactions.
In connection with the issuance of our 2025 Notes, we entered into the Capped Calls. The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
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
As of December 31, 2019, we had $4.2 billion of federal, $3.8 billion of state and $8.3 million of foreign net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2030 for federal, 2022 for state and 2037 for foreign tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
The Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, among other things, includes changes to the rules governing NOLs. NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Our NOLs may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021, and 2022 for many taxpayers. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
In addition, international expansion has increased our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls and trade and economic sanctions. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of the applicable anti-corruption, anti-bribery and similar laws could result in adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, COVID-19 has led to certain business disruptions as described in our other risk factors, including travel bans and restrictions, and shelter in place orders that have resulted in declines in demand for our services, as well as adverse effects on drivers and riders on our platform, our suppliers and the economy, all of which have had and may continue to have an adverse effect on our business, financial condition and results of operations. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 23.72% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chairman of our board of directors, holds approximately 13.36% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of June 30, 2020 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of June 30, 2020.
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
•any significant change in our management or our board of directors; and
•general economic conditions and slow or negative growth of our markets.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of May 15, 2020, between Lyft, Inc. and U.S. Bank National Association, as trustee	8-K	001-38846	4.1	5/15/20

4.2	Form of 1.50% Convertible Senior Notes due 2025 (included in Exhibit 4.1)	8-K	001-38846	4.2	5/15/20

10.1	Form of Capped Call Transaction Confirmation	8-K	001-38846	10.2	5/15/20

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL
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

LYFT, INC.

Date:	August 13, 2020	By:	/s/ Logan Green
Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2020	By:	/s/ Brian Roberts
Chief Financial Officer (Principal Financial Officer)