Form 10-Q
period 2020-09-30
Lyft, Inc.
filed 2020-11-12
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 9, 2020, the number of shares of the registrant’s Class A common stock outstanding was 308,720,401 and the number of shares of the registrant’s Class B common stock outstanding was 8,802,629.

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
•our ability to adapt our business in California in response to the results of Proposition 22;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	September 30 2020	December 31 2019
Assets
Current assets
Cash and cash equivalents	$424,806	$358,319
Short-term investments	2,028,643	2,491,805
Prepaid expenses and other current assets	299,605	397,239
Total current assets	2,753,054	3,247,363
Restricted cash and cash equivalents	115,229	204,976
Restricted investments	1,199,833	1,361,045
Other investments	10,000	—
Property and equipment, net	335,738	188,603
Operating lease right-of-use assets	283,990	441,258
Intangible assets, net	71,792	82,919
Goodwill	182,725	158,725
Other assets	15,970	6,494
Total assets	$4,968,331	$5,691,383
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$26,020	$38,839
Insurance reserves	922,628	1,378,462
Accrued and other current liabilities	1,047,548	939,865
Operating lease liabilities — current	48,979	94,199
Total current liabilities	2,045,175	2,451,365
Operating lease liabilities	278,773	382,077
Long-term debt, net of current portion	622,684	—
Other liabilities	18,606	3,857
Total liabilities	2,965,238	2,837,299
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of September 30, 2020 and December 31, 2019; 308,687,414 and 293,793,151 Class A shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively; 100,000,000 Class B shares authorized, 8,802,629 Class B shares issued and outstanding, as of September 30, 2020 and December 31, 2019	3	3
Additional paid-in capital	8,838,023	8,398,927
Accumulated other comprehensive income	7,340	2,725
Accumulated deficit	(6,842,273)	(5,547,571)
Total stockholders’ equity	2,003,093	2,854,084
Total liabilities and stockholders’ equity	$4,968,331	$5,691,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$499,744	$955,598	$1,794,801	$2,598,890
Costs and expenses
Cost of revenue	261,614	580,714	1,055,388	1,673,707
Operations and support	123,136	149,794	355,528	489,004
Research and development	232,106	288,272	693,946	1,229,065
Sales and marketing	78,548	163,858	326,807	619,938
General and administrative	257,693	263,820	718,087	907,842
Total costs and expenses	953,097	1,446,458	3,149,756	4,919,556
Loss from operations	(453,353)	(490,860)	(1,354,955)	(2,320,666)
Interest expense	(12,529)	—	(20,573)	—
Other income (expense), net	7,474	29,292	38,766	78,760
Loss before income taxes	(458,408)	(461,568)	(1,336,762)	(2,241,906)
Provision (benefit) for income taxes	1,109	1,909	(42,060)	4,283
Net loss	$(459,517)	$(463,477)	$(1,294,702)	$(2,246,189)
Net loss per share, basic and diluted	$(1.46)	$(1.57)	$(4.18)	$(11.05)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	314,530	294,784	309,433	203,199
Stock-based compensation included in costs and expenses:
Cost of revenue	$7,021	$12,078	$21,201	$68,625
Operations and support	5,310	8,553	10,942	68,178
Research and development	96,212	153,830	243,993	842,954
Sales and marketing	6,910	7,969	16,115	65,213
General and administrative	51,264	59,746	140,247	349,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(459,517)	$(463,477)	$(1,294,702)	$(2,246,189)
Other comprehensive (loss) income
Foreign currency translation adjustment	4,759	431	4,147	1,098
Unrealized gain (loss) on marketable securities, net of taxes	(2,523)	(1,295)	468	3,398
Other comprehensive (loss) income	2,236	(864)	4,615	4,496
Comprehensive loss	$(457,281)	$(464,341)	$(1,290,087)	$(2,241,693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2018	219,176	$5,152,047	22,438	$—	$73,916	$(2,945,330)	$133	$(2,871,281)
Issuance of common stock upon exercise of stock options	—	—	7,121	—	1,599	—	—	1,599
Issuance of common stock upon settlement of restricted stock units	—	—	17,688	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(11,415)	—	(785,004)	—	—	(785,004)
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	859,486	—	—	859,486
Other comprehensive income	—	—	—	—	—	—	2,053	2,053
Net loss	—	—	—	—	—	(1,138,473)	—	(1,138,473)
Balances as of March 31, 2019	219,176	$5,152,047	35,832	$—	$149,999	$(4,083,803)	$2,186	$(3,931,618)
Issuance of common stock upon exercise of stock options	—	—	250	—	940	—	—	940
Issuance of common stock upon settlement of RSUs	—	—	3,476	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1,478)	—	(80,076)	—	—	(80,076)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	35,497	1	2,483,622	—	—	2,483,623
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(219,176)	(5,152,047)	219,176	2	5,152,045	—	—	5,152,047
Cancelled escrow shares related to a business combination	—	—	(2)	—	(90)	—	—	(90)
Stock-based compensation	—	—	—	—	293,238	—	—	293,238
Other comprehensive income	—	—	—	—	—	—	3,307	3,307
Net loss	—	—	—	—	—	(644,239)	—	(644,239)
Balances as of June 30, 2019	—	$—	292,751	$3	$7,999,678	$(4,728,042)	$5,493	$3,277,132
Issuance of common stock upon exercise of stock options	—	—	2,562	—	12,449	—	—	12,449
Issuance of common stock upon settlement of RSUs	—	—	3,772	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1,501)	—	(77,902)	—	—	(77,902)
Stock-based compensation	—	—	—	—	242,176	—	—	242,176
Other comprehensive income	—	—	—	—	—	—	(864)	(864)
Net loss	—	—	—	—	—	(463,477)	—	(463,477)
Balances as of September 30, 2019	—	$—	297,584	$3	$8,176,401	$(5,191,519)	$4,629	$2,989,514
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	—	$—	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
Issuance of common stock upon exercise of stock options	—	—	504	—	2,329	—	—	2,329
Issuance of common stock upon settlement of restricted stock units	—	—	3,838	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(146)	—	(6,763)	—	—	(6,763)
Stock-based compensation	—	—	—	—	159,978	—	—	159,978
Other comprehensive income (loss)	—	—	—	—	—	—	(4,066)	(4,066)
Net loss	—	—	—	—	—	(398,073)	—	(398,073)
Balances as of March 31, 2020	—	$—	306,792	$3	$8,554,471	$(5,945,644)	$(1,341)	$2,607,489
Issuance of common stock upon exercise of stock options	—	—	153	—	757	—	—	757
Issuance of common stock upon settlement of restricted stock units	—	—	4,813	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	463	—	11,071	—	—	11,071
Shares withheld related to net share settlement	—	—	(145)	—	(4,437)	—	—	(4,437)
Equity component of the convertible senior notes issued, net of tax and offering costs	—	—	—	—	139,224	—	—	139,224
Purchase of capped calls	—	—	—	—	(132,681)	—	—	(132,681)
Stock-based compensation	—	—	—	—	105,803	—	—	105,803
Other comprehensive income (loss)	—	—	—	—	—	—	6,445	6,445
Net loss	—	—	—	—	—	(437,112)	—	(437,112)
Balances as of June 30, 2020	—	$—	312,076	$3	$8,674,208	$(6,382,756)	$5,104	$2,296,559
Issuance of common stock upon exercise of stock options	—	—	97	—	413	—	—	413
Issuance of common stock upon settlement of restricted stock units	—	—	5,435	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(118)	—	(3,315)	—	—	(3,315)
Stock-based compensation	—	—	—	—	166,717	—	—	166,717
Other comprehensive income (loss)	—	—	—	—	—	—	2,236	2,236
Net loss	—	—	—	—	—	(459,517)	—	(459,517)
Balances as of September 30, 2020	—	$—	317,490	$3	$8,838,023	$(6,842,273)	$7,340	$2,003,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,294,702)	$(2,246,189)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	121,650	84,352
Stock-based compensation	432,498	1,394,900
Amortization of premium on marketable securities	4,083	342
Accretion of discount on marketable securities	(13,434)	(31,209)
Amortization of debt discount and issuance costs	12,501	—
Deferred income tax	(46,324)	—
Loss on disposal of assets	28,074	24,332
Gain on sale of assets	(9,895)	—
Other	6,332	801
Changes in operating assets and liabilities
Prepaid expenses and other assets	84,789	(141,401)
Operating lease right-of-use assets	47,476	70,551
Accounts payable	(15,153)	(733)
Insurance reserves	(455,834)	564,663
Accrued and other liabilities	16,359	283,902
Lease liabilities	(32,706)	(63,822)
Net cash used in operating activities	(1,114,286)	(59,511)
Cash flows from investing activities
Purchases of marketable securities	(3,368,614)	(4,836,182)
Purchase of non-marketable security	(10,000)	—
Purchases of term deposits	(718,811)	(105,000)
Proceeds from sales of marketable securities	476,196	893,429
Proceeds from maturities of marketable securities	4,011,701	2,656,249
Proceeds from maturity of term deposit	232,811	—
Purchases of property and equipment and scooter fleet	(70,844)	(128,431)
Sales of property and equipment and held for sale assets	14,945	4,007
Cash paid for acquisitions, net of cash acquired	(12,376)	(1,801)
Net cash provided by (used in) investing activities	555,008	(1,517,729)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions, offering costs and reimbursements	—	2,484,101
Repayment of loans	(35,592)	—
Proceeds from issuance of convertible senior notes	734,065	—
Payment of debt issuance costs	(824)	—
Purchase of capped call	(132,681)	—
Proceeds from exercise of stock options and other common stock issuances	14,610	14,914
Taxes paid related to net share settlement of equity awards	(14,515)	(942,780)
Principal payments on finance lease obligations	(29,042)	—
Net cash provided by financing activities	536,021	1,556,235
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(286)	196
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(23,543)	(20,809)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	564,465	706,486
End of period	$540,922	$685,677

	Nine Months Ended September 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$424,806	$543,871
Restricted cash and cash equivalents	115,229	139,440
Restricted cash, included in prepaid expenses and other current assets	887	2,366
Total cash, cash equivalents and restricted cash and cash equivalents	$540,922	$685,677
Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$45,291	$9,316
Deferred offering costs accrued, unpaid	—	72
Right-of-use assets acquired under finance and operating leases	29,499	196,730
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	5,152,047
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	—	7,690
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	133,088	—
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	130,089	—
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
Transfer of Certain Legacy Auto Liability Insurance
On March 31, 2020, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Novation Agreement (the “Novation”) with Clarendon National Insurance Company, a subsidiary of Enstar Group Limited (“Clarendon”), and certain underwriting companies of Zurich North America (“Zurich”). Pursuant to the terms of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for certain legacy auto liability insurance business underwritten between October 1, 2015 and September 30, 2018 ("Legacy Auto Liability"), were assigned to, assumed by, and novated to Clarendon, for cash consideration of $465.0 million. The Company paid the $465.0 million cash consideration to Clarendon on April 3, 2020 which is the date when certain Clarendon trust agreements were executed and the trust accounts were established in order to secure the applicable payments subject to Novation. In conjunction with the Novation, Clarendon and PVIC executed a binding letter of intent to enter into an Excess of Loss Retrocession Agreement (“Retrocession Agreement”). The Retrocession Agreement was executed in July 2020 with an effective date of March 31, 2020. The execution of the Retrocession Agreement did not have a material impact on the condensed consolidated financial statements as of September 30, 2020. Refer to Note 4 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding this transaction.
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
The outbreak of the coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020, and has spread throughout in the United States, Canada, and in many other countries globally. The full extent to which the Company's operations will be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or respond to its impact, among other things. The Company has adopted several measures in response to the COVID-19 pandemic, including pausing our Shared Rides offerings, distributing thousands of bottles of hand sanitizer, masks and partitions to drivers, requiring face coverings in all rideshare trips, providing most employees with the option to work from home until June 30, 2021, restricting non-critical business travel by employees, and making adjustments to expenses and cash flow to correlate with declines in revenue. During the second quarter of 2020, the Company carried out a restructuring event which involved the termination of approximately 17% of its employees, furlough of approximately 300 employees and temporary salary reductions for all exempt employees and board members. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding this restructuring event. The Company cannot be certain that these actions will mitigate the negative effects of the pandemic on our business. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
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
The table below presents the Company's revenues as included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from contracts with customers (ASC 606)	$450,559	$909,125	$1,681,239	$2,492,498
Rental revenue (ASC 842)	49,185	46,473	113,562	106,392
Total revenue	$499,744	$955,598	$1,794,801	$2,598,890
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $89.4 million and $120.0 million as of September 30, 2020 and December 31, 2019, respectively. The Company's allowance for credit losses was $16.2 million and $6.2 million as of September 30, 2020 and December 31, 2019, respectively. The change in the allowance for credit losses for the nine months ended September 30, 2020 was related to $12.2 million of additions for provision for expected credit losses and $2.2 million of write-offs.
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
(iii)Passenger referral programs. Under the passenger referral program, the referring passenger (the referrer) earns referral coupons when a new passenger (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of September 30, 2020 and December 31, 2019, the passenger referral coupon liability was not material.
Light Vehicle Riders and Lyft Rentals Renters Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the three and nine months ended September 30, 2020 and 2019.
For the three and nine months ended September 30, 2020, in relation to the driver, passenger, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $125.0 million and $295.6 million as a reduction to revenue and $11.0 million and $115.0 million as sales and marketing expense, respectively. For the three and nine months ended September 30, 2019, in relation to the driver, passenger, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $126.1 million and $416.2 million as a reduction to revenue and $78.3 million and $282.7 million as sales and marketing expense, respectively.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense in the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of September 30, 2020, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference London Interbank Offered Rate ("LIBOR") or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. The Company has agreements that have LIBOR as a reference rate with certain lenders. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020, and ending December 31, 2022. Effective on January 1, 2020, the Company adopted this standard and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates, if applicable. As of September 30, 2020, the adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.
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
4.    Supplemental Financial Statement Information
Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	September 30, 2020
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$—	$—	$—	$—
Money market deposit accounts	203,835	—	—	203,835
Term deposits	621,000	—	—	621,000
Certificates of deposit	627,248	427	(9)	627,666
Commercial paper	417,788	114	—	417,902
Corporate bonds	363,084	636	(19)	363,701
Total unrestricted cash equivalents and investments	2,232,955	1,177	(28)	2,234,104
Restricted Balances(2)
Money market funds	35,323	—	—	35,323
Money market deposit accounts	8,605	—	—	8,605
Term deposits	7,811	—	—	7,811
Certificates of deposit	535,800	473	(4)	536,269
Commercial paper	460,380	102	(7)	460,475
Corporate bonds	201,488	341	(12)	201,817
U.S. treasury securities	2,499	—	—	2,499
Total restricted cash equivalents and investments	1,251,906	916	(23)	1,252,799
Total unrestricted and restricted cash equivalents and investments	$3,484,861	$2,093	$(51)	$3,486,903
_______________
(1)Excludes $219.3 million of cash, which is included within the $2.5 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $63.1 million of restricted cash, which is included within the $1.3 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of September 30, 2020, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of September 30, 2020 was primarily related to the extreme market volatility associated with COVID-19. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of September 30, 2020. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of September 30, 2020 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	September 30, 2020
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$79,737	$(13)
Corporate bonds	127,727	(31)
Commercial paper	55,398	(7)
Total available-for-sale debt in an unrealized loss position	$262,862	$(51)

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Ride-related accruals	$169,530	$253,840
Insurance-related accruals	261,994	218,161
Legal accruals	210,681	162,766
Insurance claims payable and related fees	72,289	87,357
Long-term debt, current	36,514	—
Other	296,540	217,741
Accrued and other current liabilities	$1,047,548	$939,865
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$1,378,462	$810,273
Losses paid	(430,429)	(349,919)
Change in estimates for prior periods	61,248	198,348
Transfer of certain legacy auto insurance liabilities	(407,885)	—
Reserves for current period	321,232	716,233
Ending balance	$922,628	$1,374,935
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
The Company paid the $465.0 million cash consideration to Clarendon on April 3, 2020, the date when certain Clarendon trust agreements were executed and the trust accounts were established in order to secure the applicable payments subject to Novation. The Company derecognized $407.9 million of insurance reserves liabilities and recognized a loss of $64.7 million for the net cost of the Novation in the condensed consolidated statements of operations for the nine months ended September 30, 2020, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense.
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
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income(1)	$7,631	$28,651	$39,394	$78,284
Gain (loss) on sale of securities, net	10	83	(886)	206
Foreign currency exchange gains (losses), net	744	435	580	—
Other, net	(911)	123	(322)	270
Other income (expense), net	$7,474	$29,292	$38,766	$78,760
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

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$—	$—	$—	$—
Certificates of deposit	—	627,666	—	627,666
Commercial paper	—	417,902	—	417,902
Corporate bonds	—	363,701	—	363,701
Total unrestricted cash equivalents and investments	—	1,409,269	—	1,409,269
Restricted Balances(2)
Money market funds	35,323	—	—	35,323
Certificates of deposit	—	536,269	—	536,269
Commercial paper	—	460,475	—	460,475
Corporate bonds	—	201,817	—	201,817
U.S. treasury securities	2,499	—	—	2,499
Total restricted cash equivalents and investments	37,822	1,198,561	—	1,236,383
Total unrestricted and restricted cash equivalents and investments	$37,822	$2,607,830	$—	$2,645,652
_______________
(1)$219.3 million of cash, $203.8 million of money market deposit accounts and $621.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.5 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$63.1 million of restricted cash, $8.6 million of a money market deposit account and $7.8 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.3 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
During the nine months ended September 30, 2020, the Company did not make any transfers between the levels of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
In March 2020, the Company purchased a non-marketable equity security for total cash consideration of $10.0 million that is classified in other investments on the condensed consolidated balance sheets. The non-marketable equity security will be remeasured to fair value upon the occurrence of observable transactions for an identical or similar investments of the same issuer or impairment. As of September 30, 2020, there were no remeasurement adjustments.
6.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 86 locations with 84 commenced leases and two not yet commenced leases having an initial term of 12 months or longer as of September 30, 2020. These leases are classified as operating leases. As of September 30, 2020, the remaining lease terms vary from approximately three months to ten years. For certain leases the Company has options to extend the lease term for periods varying from two to ten years. These renewal options are not considered in the lease term unless it is reasonably certain that the Company will exercise such options. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheet. As of September 30, 2020, the remaining lease terms vary between one month to five years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of September 30, 2020
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands, except for remaining lease terms and percentages):

	September 30, 2020	December 31, 2019
Operating Leases
Assets
Operating lease right-of-use assets	$283,990	$441,258
Liabilities
Operating lease liabilities, current	$48,979	$94,199
Operating lease liabilities, non-current	278,773	382,077
Total operating lease liabilities	$327,752	$476,276

Finance Leases
Assets
Finance lease right-of-use assets(1)	$36,524	$—
Liabilities
Finance lease liabilities, current(2)	27,401	—
Finance lease liabilities, non-current(3)	10,716	—
Total finance lease liabilities	$38,117	$—

Weighted-average remaining lease term (years)
Operating leases	6.4	5.6
Finance leases	1.5	—
Weighted-average discount rate
Operating leases	6.4%	6.6%
Finance leases	4.6%	—%
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

Lease Costs
The table below presents certain information related to the lease costs recorded on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Leases
Operating lease cost	$17,506	$29,848	$61,763	$78,662

Finance Leases
Amortization of right-of-use assets	11,386	—	27,747	—
Interest on lease liabilities	620	—	1,600	—

Other Lease Costs
Short-term lease cost	1,001	2,527	3,326	6,459
Variable lease cost (1)	3,899	5,286	10,943	11,582
Total lease cost	$34,412	$37,661	$105,379	$96,703
_______________
(1)Consists primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$48,188	$71,822
Operating cash flows from finance leases	1,600	—
Financing cash flows from finance leases	29,042	—
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating and finance lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2020 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2020	$13,648	$9,624	$23,272
2021	78,376	22,807	101,183
2022	72,454	4,532	76,986
2023	55,676	1,322	56,998
2024	51,013	1,145	52,158
Thereafter	137,021	—	137,021
Total minimum lease payments	$408,188	$39,430	$447,618
Less: amount of lease payments representing interest	(80,436)	(1,313)	(81,749)
Present value of future minimum lease payments	$327,752	$38,117	$365,869
Less: current obligations under leases	(48,979)	(27,401)	(76,380)
Long-term lease obligations	$278,773	$10,716	$289,489

As of September 30, 2020, the Company had an immaterial amount of real estate leases that had not yet commenced. These leases are expected to commence in 2020 with lease terms of five to seven years.
7.    Commitments and Contingencies
Non-cancellable Purchase Commitments
In March 2018, the Company entered into a non-cancellable arrangement with a web-hosting services provider under which the Company had an obligation to purchase a minimum of $150.0 million worth of services from this vendor through June 2021. In January 2019, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300.0 million between January 2019 and December 2021, with a minimum amount of $80.0 million in each of the three years, on services with this vendor. The Company has made payments totaling $210.0 million under the amended arrangement as of September 30, 2020. In May 2020, the parties extended the commitment period through June 2022 with no change to the aggregate commitment amounts.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100.0 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. The Company has made payments totaling $42.1 million as of September 30, 2020.
In May 2019, the Company entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50.0 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $33.7 million as of September 30, 2020.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by restricted cash. As of September 30, 2020 and December 31, 2019, the Company had letters of credit outstanding of $56.9 million and $55.2 million, respectively.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On June 25, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a motion for preliminary injunction against the Company and Uber. On August 10, 2020, the court granted the motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. On August 12, 2020, the Company filed a notice of appeal of the court's order and on August 20, 2020, the California Court of Appeal stayed the preliminary injunction pending resolution of the appeal. The Court of Appeal affirmed the preliminary injunction on October 22, 2020. Subsequently, voters in California voted on Proposition 22, a state ballot initiative that provides a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Based on the unofficial results published by the California Secretary of State indicating that Proposition 22 was approved, the Company filed a petition for rehearing of its appeal with the California Court of Appeal on November 6, 2020. The Company expects that Proposition 22 will go into effect in the fourth quarter of 2020. For periods prior to the effectiveness of Proposition 22, the Company intends to continue to defend itself vigorously. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
Consumer and Other Class Actions
The Company is involved in a number of class actions alleging violations of consumer protection laws such as the Telephone Consumer Protection Act of 1991, or TCPA. as well as violations of other laws such as the Americans with Disabilities Act, or the ADA. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
Securities Litigation
Beginning in April 2019, several putative class actions have been filed in California state and federal courts and a derivative action has been filed in Delaware federal court against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions have been consolidated into two putative class actions, one in California state court and the other in federal court. On July 1, 2020, the California state court sustained in part and overruled in part the Company's demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On May 14, 2020, the Company filed a motion to dismiss the consolidated complaint in the California federal court case, and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020. The Company believes these lawsuits are without merit and intends to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
8.    Debt
Outstanding debt obligations as of September 30, 2020 were as follows (in thousands):

	Maturities	Interest Rate	September 30, 2020
Convertible senior notes	May 2025	1.50%	$560,194
Non-revolving Loan (1)	2020 - 2023	3.75% - 5.25%	85,251
Master Vehicle Loan (1)	2020 - 2022	2.70% - 6.75%	13,753
Total long-term debt, including current maturities (2)			$659,198
Less: long-term debt maturing within one year			(36,514)
Total long-term debt			$622,684

_______________
(1)These loans were acquired as part of the Flexdrive acquisition on February 7, 2020.
(2)The Company had no debt as of December 31, 2019.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense related to the 2025 Notes	$(2,803)	$—	$(4,205)	$—
Amortization of debt discount and issuance costs	(8,381)	—	(12,501)	—
Interest expense related to vehicle loans	(1,345)	—	(3,867)	—
Interest expense	$(12,529)	$—	$(20,573)	$—
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
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into a liability and an equity component. At the date of issuance, the Company determined the fair value of the liability component to be $558.3 million calculated as the present value of future cash flows discounted at the borrowing rate for a similar nonconvertible debt instrument. The equity component representing the conversion option was $189.2 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the 2025 Notes and the liability component ("debt discount") is amortized to interest expense over the contractual term at an effective interest rate of 8.0%.
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
As of September 30, 2020, the if-converted value of the 2025 Notes did not exceed the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

September 30, 2020
Principal	$747,500
Unamortized debt discount and debt issuance costs	(187,306)
Net carrying amount of liability component	$560,194
As of September 30, 2020, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $778.5 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
The 2025 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the Initial Purchasers or their respective affiliates (the "option counterparties") at a cost of approximately $132.7 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2025 Notes sold in the offering. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes its common stock price exceeds the conversion price of the 2025 Notes. The cap price of the Capped Calls will initially be $73.83 per share, which represents a premium of 150% over the last reported sale price of the Company's Class A Common Stock of $29.53 per share on The Nasdaq Global Select Market on May 12, 2020, and is subject to certain adjustments under the terms of the Capped Calls.
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
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of September 30, 2020, Flexdrive’s deployment of a de minimis amount of vehicles financed under the Non-revolving Loan was not in accordance with the permitted uses for such financed vehicles and thus has violated certain covenants under the Non-revolving Loan. It is probable that any violated covenants will be cured within the relevant grace period if the lender were to call an event of default, thus preventing the obligation from becoming callable. Accordingly, no reclassification of the outstanding Non-revolving Loan to current was required. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of September 30, 2020, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $87.0 million and $13.9 million, respectively, as of September 30, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of September 30, 2020 were as follows (in thousands):

Remainder of 2020	$20,790
2021	17,417
2022	60,768
2023	29
2024	—
Thereafter	560,194
Total long-term debt outstanding	$659,198
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of September 30, 2020, the Company was in compliance with all covenants of the VPA.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. Flexdrive's maximum exposure to loss under the terms of the guarantee is $33.7 million as of September 30, 2020, which represents 100% of the outstanding borrowings under the revolving credit facility.
9.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2019	41,685	$52.06	$1,793,305
Granted	23,854	27.82
Vested	(14,086)	45.02
Cancelled	(10,352)	47.99
Nonvested units as of September 30, 2020	41,101	$41.39	$1,132,220
Included in the grants for the nine months ended September 30, 2020 are approximately 250,000 performance based restricted stock units (“PSU”) that have a performance criteria tied to the Company’s Adjusted EBITDA profitability target. The grant date fair value per share of the PSUs granted in the nine months ended September 30, 2020 was $27.14. Compensation cost associated with these PSUs are recognized based on the estimated number of shares that the Company ultimately expects will vest and amortized on a straight-line basis over the requisite service period as these PSUs consist of only one tranche. If in the future, situations indicate that it is not probable that we will achieve the performance criteria, then no further compensation cost will be recorded and any previous costs will be reversed.
In connection with RSUs that vested in the nine months ended September 30, 2020, the Company withheld 408,637 shares and remitted tax liabilities of $14.5 million on behalf of the RSU holders to the relevant tax authorities in cash.
As of September 30, 2020, the total unrecognized compensation cost was $1.1 billion. The Company expects to recognize this expense over the remaining weighted-average period of 2.5 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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

A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP, and on January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. As of September 30, 2020, 866,518 shares of Class A common stock have been purchased under the ESPP. The number of shares reserved under the ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the ESPP.
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
A provision for income taxes of $1.1 million and a net income tax benefit of $42.1 million was recorded to the income tax provision resulting in an effective rate of (0.24)% and 3.15% for the three and nine months ended September 30, 2020, and a provision for income taxes of $1.9 million and $4.3 million for the three and nine months ended September 30, 2019 with an effective tax rate of (0.41)% and (0.19)%. A net income tax benefit of $46.3 million was recorded to the income tax provision due to the application of ASC 740-20 during the three months ended June 30, 2020. Under intraperiod allocation, a deferred tax liability related to the equity component of the convertible debt is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2020 and December 31, 2019.
11.    Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, RSUs, PSUs, restricted stock awards, stock purchase rights granted under the ESPP, early exercised stock options and common stock issuable upon the conversion of the 2025 Notes are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(459,517)	$(463,477)	$(1,294,702)	$(2,246,189)
Weighted-average shares used in computing net loss per share, basic and diluted	314,530	294,784	309,433	203,199
Net loss per share, basic and diluted	$(1.46)	$(1.57)	$(4.18)	$(11.05)

The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	September 30,
	2020	2019
Restricted stock units	40,851	42,209
2025 Notes(1)	19,471	—
Stock options	2,203	3,881
ESPP	280	235
Performance based restricted stock units	250	—
Restricted stock awards	—	125
Total	63,055	46,450
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
12.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three and nine months ended September 30, 2020 and 2019.
13.     Restructuring
In April 2020, the Company announced a restructuring plan to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. As a result of the restructuring plan, which was substantially completed in the second quarter of 2020, the Company recognized a stock-based compensation benefit related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards, primarily related to RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method, of $72.7 million. This was offset by a $22.9 million charge related to the accelerated vesting of certain equity awards for employees who were terminated, resulting in a net stock-based compensation benefit of $49.8 million. Additionally, the Company recognized other restructuring charges including severance and other employee costs of $32.1 million as well as lease termination and other restructuring charges of $3.1 million. As a result of the above, the Company recognized a net restructuring benefit of $14.5 million in the three months ended June 30, 2020.
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
There were no additional restructuring related charges recognized in the three months ended September 30, 2020. As of September 30, 2020, the remaining liability for restructuring related costs was immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2019 Annual Report on Form 10-K. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.
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
Today, our offerings include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters for shorter rides and first-mile and last-mile legs of multimodal trips, information about nearby public transit routes, and Lyft Rentals, an offering for users who want to rent a car for a fixed period of time for personal use. We believe our transportation network offers a viable alternative to car ownership. We anticipate the demand for our offerings will continue to grow over time following the recovery from the COVID-19 pandemic and as more and more people discover the convenience, experience and affordability of using Lyft.
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
Notwithstanding the impact of COVID-19, we are continuing to invest in the future, both organically and through acquisitions of complementary businesses. In the first quarter of 2020, we acquired Flexdrive, one of our longstanding Express Drive partners. Prior to the acquisition, Flexdrive was a part of the Express Drive program, which allows drivers to enter into short-term rental agreements from third-party operators for vehicles that may be used to provide ridesharing services on the Lyft Platform. We expect the acquisition to contribute to the growth of our business, help us expand the range of our use cases and the breadth of our multimodal offerings. We also continue to invest in the expansion of our network of shared bikes and scooters and autonomous vehicle technology. Our strategy is always to be at the forefront of transportation innovation, and we believe these investments will continue to position us as a leader in Transportation-as-a-Service.
During the first quarter of 2020, we also entered into a Novation Agreement with Clarendon, and certain underwriting companies of Zurich. Pursuant to the terms of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for certain legacy auto liability insurance business underwritten between October 1, 2015 and September 30, 2018, were assigned to, assumed by, and novated to Clarendon, for consideration of $465.0 million. This transaction eliminated the majority of our primary auto insurance liabilities related to periods preceding October 2018 and will allow our insurance risk solutions team to spend less time on legacy claims and instead focus their efforts on managing our go-forward insurance costs, which is an important contributor to our path to profitability.

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
Impact of COVID-19 to our Business
The COVID-19 pandemic continues to spread throughout the United States, Canada, and in many other countries globally. The spread of COVID-19 has caused public health officials to recommend and governments to enact precautions to mitigate the spread of the virus, including travel restrictions and extensive social distancing measures in many regions of the United States and Canada. Beginning in the middle of March 2020, the pandemic and these related responses have caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets and these impacts may continue.
We continue to closely monitor the impact of the COVID-19 pandemic. Beginning in the middle of March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and, accordingly, our revenue. This impact has continued through the third quarter of 2020 and into the fourth quarter of 2020. Although demand improved compared to the second quarter of 2020, it remains significantly below the prior year. The exact timing and pace of the recovery remain uncertain. As certain regions have reopened, some have experienced a resurgence of COVID-19 cases and reimposed restrictions. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or recover from its impact, among other things. Even as travel restrictions have been and will continue to be modified or lifted, we anticipate that continued social distancing, altered consumer behavior, reduced travel and commuting and expected corporate cost cutting will be significant challenges for us. The strength and duration of these challenges cannot be presently estimated.
In response to the COVID-19 pandemic, beginning in March and continuing through the third quarter of 2020, we have adopted multiple measures, including pausing our Shared Rides offerings, distributing thousands of bottles of hand sanitizer, masks and partitions to drivers on our platform, requiring face coverings in all rideshare trips, providing most employees with the option to work from home until June 30, 2021, restricting non-critical business travel by our employees, and making adjustments to our expenses and cash flow to correlate with declines in revenues. For example, in the second quarter of 2020, in an effort to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the pandemic, we announced the following actions:
•Termination of approximately 17% of our employees;
•Furlough of approximately 300 employees;
•Implementation of a reduction in base salary for exempt employees for 12 weeks, ranging from 10% for most non-hourly employees and up to 30% for our senior leadership team; and
•Members of our board voluntarily agreeing to forego 30% of their cash compensation for the second quarter of 2020.
As a result of these actions, we recognized a stock-based compensation benefit related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards of $72.7 million offset by a charge related to the accelerated vesting of certain equity awards for employees who were terminated of $22.9 million. Additionally, we recognized other restructuring charges including severance and other employee costs of $32.1 million and lease termination and other restructuring charges of $3.1 million, resulting in a net benefit of $14.5 million for the quarter ended June 30, 2020. However, these actions have and will only mitigate a limited portion of the negative effects of the pandemic on our business.
In addition to the actions outlined above, we have also implemented an aggressive plan to strengthen our financial position. For example, we have significantly decreased our planned 2020 capital expenditure spending. We also decreased rider incentives to an all-time low in the second quarter of 2020 and maintained them near the historical low through the third quarter of 2020, resulting in a significant decrease in sales and marketing expenses.
We remain confident in our ability to navigate this unprecedented time in our history and in our long-term growth opportunities and our business model, including our ability to be profitable in the future. With $2.5 billion in unrestricted cash and cash equivalents and short-term investments as of September 30, 2020, we believe we have sufficient liquidity to continue business operations and to take action we determine to be in the best interests of our employees and stakeholders and of drivers and riders on the Lyft Platform. For more information on risks associated with the COVID-19 pandemic and our litigation matters, see the section titled “Risk Factors” in Item 1A of Part II.
Recent Developments – Driver Classification
On August 10, 2020, the Superior Court of California granted a preliminary injunction motion filed by the state of California, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit; the injunction was stayed for ten days. On August 12, 2020, we filed a notice of appeal of the court's order and requested a stay pending appeal. On August 20, 2020, the California Court of Appeal stayed the preliminary injunction pending resolution of the appeal. The Court of Appeal affirmed the preliminary injunction on October 22, 2020. On November 6, 2020, we filed a petition for rehearing with the Court of Appeal in light of the passage of Proposition 22. See the sections titled “Legal Proceedings” and “Risk Factors” in Items 1 and 1A, respectively, of Part II for additional information.
We are a member of a coalition that focuses on protecting the independence of drivers, including through the November 2020 California ballot initiative, Proposition 22. On November 3. 2020, California voters passed Proposition 22, and we expect that California’s Secretary of State will certify the results by December 11, 2020. Proposition 22 protects driver independence and flexibility, while providing them new earnings opportunities and protections, including contributions towards health care coverage, occupational accident insurance, and minimum guaranteed earnings. We expect to incur additional expenses associated with these new earnings opportunities and protections. We do not expect these changes will have a material impact on our business, results of operations, financial position, or cash flows.

Financial Results for the Three Months Ended September 30, 2020
•Total revenue was $499.7 million, a decrease of 48% year-over-year.
•Total costs and expenses were $953.1 million, including stock-based compensation expense of $166.7 million.
•Loss from operations was $453.4 million.
•Net loss was $459.5 million.
•Cash used in operating activities was $155.7 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $2.5 billion as of September 30, 2020.
Active Riders and Revenue per Active Rider

	Three Months Ended September 30,
	2020	2019	Growth Rate
	(in millions, except for dollar amounts and percentages)
Active Riders	12.5	22.3	(43.9)%
Revenue per Active Rider	$39.94	$42.82	(6.7)%

	Three Months Ended June 30,
	2020	2019	Growth Rate
	(in millions, except for dollar amounts and percentages)
Active Riders	8.7	21.8	(60.1)%
Revenue per Active Rider	$39.06	$39.77	(1.8)%

	Three Months Ended March 30,
	2020	2019	Growth Rate
	(in millions, except for dollar amounts and percentages)
Active Riders	21.2	20.5	3.5%
Revenue per Active Rider	$45.06	$37.86	19.0%
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
The decrease in the number of Active Riders in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was due primarily to the implementation of travel restrictions and extensive social distancing measures across North America in response to the COVID-19 pandemic since March 2020. The number of Active Riders in the three months ended September 30, 2020 improved compared to the three months ended June 30, 2020 following the easing of such travel restrictions and social distancing measures in certain regions. However, local recovery trends continue to vary significantly.
The decrease in revenue per active rider in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was due primarily to a decline in ride frequency as a result of the COVID-19 pandemic. Revenue per Active Rider increased 2% in the three months ended September 30, 2020 as compared to the three months ended June 30, 2020 as a result of an increase in ride frequency.

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
Components of Results of Operations
As noted above, we expect to see decreased levels of demand for our platform, decreased numbers of new rider activations, and negative impacts on revenue for so long as responsive measures to COVID-19 remain in place, and we have adopted multiple measures in response to the COVID-19 pandemic. We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results for the remainder of 2020.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$499,744	$955,598	$1,794,801	$2,598,890
Costs and expenses
Cost of revenue	261,614	580,714	1,055,388	1,673,707
Operations and support	123,136	149,794	355,528	489,004
Research and development	232,106	288,272	693,946	1,229,065
Sales and marketing	78,548	163,858	326,807	619,938
General and administrative	257,693	263,820	718,087	907,842
Total costs and expenses	953,097	1,446,458	3,149,756	4,919,556
Loss from operations	(453,353)	(490,860)	(1,354,955)	(2,320,666)
Interest expense	(12,529)	—	(20,573)	—
Other income (expense), net	7,474	29,292	38,766	78,760
Loss before income taxes	(458,408)	(461,568)	(1,336,762)	(2,241,906)
Provision (benefit) for income taxes	1,109	1,909	(42,060)	4,283
Net loss	$(459,517)	$(463,477)	$(1,294,702)	$(2,246,189)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	52.3	60.8	58.8	64.4
Operations and support	24.6	15.7	19.8	18.8
Research and development	46.4	30.2	38.7	47.2
Sales and marketing	15.7	17.1	18.2	23.9
General and administrative	51.6	27.6	40.0	34.9
Total costs and expenses	190.7	151.4	175.5	189.2
Loss from operations	(90.7)	(51.4)	(75.5)	(89.2)
Interest expense	(2.5)	—	(1.1)	—
Other income (expense), net	1.5	3.1	2.2	3.0
Loss before income taxes	(91.7)	(48.3)	(74.5)	(86.2)
Provision (benefit) for income taxes	0.2	0.2	(2.3)	0.2
Net loss	(92.0)%	(48.5)%	(72.1)%	(86.4)%
Comparison of the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Revenue	$499,744	$955,598	(48)%	$1,794,801	$2,598,890	(31)%
Revenue decreased $455.9 million, or 48%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, which was driven primarily by a 44% decrease in the number of Active Riders in the current quarter as compared to the third quarter of 2019 due to the implementation of travel restrictions and extensive social distancing measures across North America in response to the COVID-19 pandemic since March 2020. Revenue per Active Rider also decreased 7% in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to a decline in ride frequency during the COVID-19 pandemic.

Revenue decreased $804.1 million, or 31%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, driven primarily by a decrease in the number of Active Riders in each of the three months ended September 30, 2020 and June 30, 2020 due to the implementation of travel restrictions and extensive social distancing measures across North America in response to the COVID-19 pandemic since March 2020.
We expect to see continued suppression of demand for our platform and the resulting negative impacts on revenue for so long as the travel restrictions, extensive social distancing measures and other restrictive measures in response to COVID-19 remain in place and we cannot predict consumer behavior at such time.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Cost of revenue	$261,614	$580,714	(55)%	$1,055,388	$1,673,707	(37)%
Cost of revenue decreased $319.1 million, or 55%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was due primarily to a decrease of $191.0 million in insurance costs driven by (i) the negative impact on ride volume due to the COVID-19 pandemic and (ii) a decrease of $85.9 million in changes to the liabilities for insurance required by regulatory agencies attributable to historical periods. The lower ride volume due to the COVID-19 pandemic also resulted in decreases in transaction fees and web hosting fees to support our platform, which decreased $60.2 million and $21.2 million, respectively. Bike and scooter related costs also decreased $33.0 million as a result of a reduction in asset disposals and a reduction in depreciation expenses due to lower capital expenditures in response to the negative impact of the COVID-19 pandemic.
Cost of revenue decreased $618.3 million, or 37%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was due primarily to a decrease of $374.1 million in insurance costs driven by (i) the negative impact on ride volume due to the COVID-19 pandemic and (ii) a decrease of $137.1 million in changes to the liabilities for insurance required by regulatory agencies attributable to historical periods. The lower ride volume due to the COVID-19 pandemic also resulted in decreases in transaction fees and web hosting fees to support our platform of $132.8 million and $22.5 million, respectively. Bike and scooter related costs also decreased $36.1 million as a result of a reduction in asset disposals and a reduction in depreciation expenses due to lower capital expenditures in response to the negative impact of the COVID-19 pandemic. In addition, stock-based compensation expense decreased $43.3 million, primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the nine months ended September 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Operations and support	$123,136	$149,794	(18)%	$355,528	$489,004	(27)%
Operations and support expenses decreased $26.7 million, or 18%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to a reduction of $11.6 million in personnel-related costs and $5.6 million in facilities costs as a result of the restructuring event in the second quarter of 2020. In addition, rider and driver support costs and driver onboarding costs decreased by $11.8 million in the aggregate as a result of the negative impact of the COVID-19 pandemic.
Operations and support expenses decreased $133.5 million, or 27%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was primarily due to a reduction of $47.3 million in driver onboarding costs and rider and driver support costs as a result of the negative impact of the COVID-19 pandemic. Personnel-related costs also decreased $20.6 million as a result of the restructuring event in the second quarter of 2020. In addition, stock-based compensation expense decreased $54.5 million, primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the nine months ended September 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Research and development	$232,106	$288,272	(19)%	$693,946	$1,229,065	(44)%
Research and development expenses decreased $56.2 million, or 19%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to a $57.6 million reduction in stock-based compensation expense primarily attributable to the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the three months ended September 30, 2019. In addition, personnel related costs decreased $11.1 million as a result of the restructuring event in the second quarter of 2020. The decreases above were partially offset by an increase of $13.8 million in autonomous vehicles research and development costs due to the absence of reimbursements from a co-development partnership which concluded in the fourth quarter of 2019.
Research and development expenses decreased $535.1 million, or 44%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was primarily due to a $562.3 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the nine months ended September 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020. The decrease was partially offset by an increase of $41.3 million in autonomous vehicles research and development costs due to the absence of reimbursements from a co-development partnership which concluded in the fourth quarter of 2019.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Sales and marketing	$78,548	$163,858	(52)%	$326,807	$619,938	(47)%
Sales and marketing expenses decreased $85.3 million, or 52%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was due to a $67.3 million or 86% decrease in costs related to incentive programs driven primarily by a reduction in rider incentives. Personnel-related costs also decreased $5.0 million as a result of the restructuring event in the second quarter of 2020.
Sales and marketing expenses decreased $293.1 million, or 47%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was due to a $167.7 million decrease in costs related to incentive programs driven primarily by a reduction in rider incentives in the second quarter of 2020, a decrease of $31.0 million in costs associated with driver and passenger acquisition and a decrease of $22.8 million in brand and other marketing. The decrease was also due to a $47.5 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the nine months ended September 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
General and administrative	$257,693	$263,820	(2)%	$718,087	$907,842	(21)%
General and administrative expenses decreased $6.1 million, or 2%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to a $14.9 million reduction in corporate insurance largely driven by a decrease in the accrual of self-retained general business liabilities, an $8.5 million reduction in stock-based compensation expense, which was driven by: (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the nine months ended September 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020, as well as $5.8 million reduction in office-related expenses as the majority of our workforce continues to work remotely. This decrease was partially offset by a $23.6 million increase in policy spend in support of the passage of Proposition 22 in California.
General and administrative expenses decreased $189.8 million, or 21%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was due primarily to a $205.8 million reduction in stock-based compensation expense, which was driven by: (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the nine months ended September 30, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020. There was also a $35.8 million reduction in corporate insurance costs largely driven by a decrease in the accrual of self-retained general business liabilities. The decreases above were partially offset by an increase of $30.7 million in consultant and advisory costs.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Interest expense	$(12,529)	$—	—%	$(20,573)	$—	—%
Interest expense increased $12.5 million and $20.6 million, in the three and nine months ended September 30, 2020, respectively, as compared to the three months ended September 30, 2019. The increases were driven by interest expenses incurred in connection with the issuance of our 2025 Notes in May 2020 and the vehicle related debt assumed from the acquisition of Flexdrive in February 2020.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except for percentages)
Other income (expense), net	$7,474	$29,292	(74)%	$38,766	$78,760	(51)%
Other income (expense), net decreased $21.8 million, or 74%, and $40.0 million, or 51% in the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively. The decrease was primarily related to a decrease in interest income driven by a decline in interest rates and the yield on debt securities and a decrease in our cash equivalents and short-term investments balance.

Non-GAAP Financial Measures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in millions, except for percentages)
Contribution(1)	$248.8	$479.2	(48.1)%	$913.5	$1,263.0	(27.7)%
Contribution Margin(1)	49.8%	50.1%		50.9%	48.6%
Adjusted EBITDA(1)	$(239.7)	$(128.1)	(87.1)%	$(605.2)	$(548.2)	(10.4)%
Adjusted EBITDA Margin(1)	(48.0)%	(13.4)%		(33.7)%	(21.1)%
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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$499.7	$955.6	$1,794.8	$2,598.9
Less cost of revenue	(261.6)	(580.7)	(1,055.4)	(1,673.7)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	2.8	5.3	9.3	15.9
Stock-based compensation expense	7.0	12.1	21.2	68.7
Payroll tax expense related to stock-based compensation	0.2	0.3	1.2	1.7
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	0.7	86.6	76.4	251.5
Transfer of certain legacy auto insurance liabilities(2)	—	—	62.5	—
Restructuring charges(3)	—	—	3.5	—
Contribution	$248.8	$479.2	$913.5	$1,263.0
_______________
(1)$0.7 million and $76.4 million of insurance expense recorded during the three and nine months ended September 30, 2020 reflects changes to reserves estimates of claims from the second quarter of 2020 and earlier periods. $86.6 million and $251.5 million of insurance expense recorded during the three and nine months ended September 30, 2019 reflects changes to reserves estimates of claims from the second quarter of 2019 and earlier periods.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(459.5)	$(463.5)	$(1,294.7)	$(2,246.2)
Adjusted to exclude the following:
Interest expense(1)	13.1	—	21.8	—
Other income, net(2)	(7.5)	(29.3)	(38.8)	(78.8)
Provision for income taxes	1.1	1.9	(42.1)	4.3
Depreciation and amortization	41.7	30.1	121.7	84.3
Stock-based compensation expense	166.7	242.2	432.5	1,394.9
Payroll tax expense related to stock-based compensation	4.0	3.9	18.9	41.8
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(3)	0.7	86.6	76.4	251.5
Costs related to acquisitions	—	—	0.4	—
Transfer of certain legacy auto insurance liabilities(4)	—	—	64.7	—
Restructuring charges(3)	—	—	34.0	—
Adjusted EBITDA	$(239.7)	$(128.1)	$(605.2)	$(548.2)
_______________
(1)Includes interest expense for Flexdrive vehicles and the 2025 Notes and $0.6 million related to the interest component of vehicle related finance leases. Refer to Note 6 “Leases” to the condensed consolidated financial statements for information regarding the interest component of vehicle related finance leases.
(2)Includes interest income which was reported as a separate line item on the condensed consolidated statement of operations in periods prior to the second quarter of 2020.
(3)$0.7 million and $76.4 million of insurance expense recorded during the three and nine months ended September 30, 2020 reflects changes to reserves estimates of claims from the first quarter of 2020 and earlier periods. $86.6 million and $251.5 million of insurance expense recorded during the three and nine months ended September 30, 2019 reflects changes to reserves estimates of claims from the first quarter of 2019 and earlier periods.
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
Liquidity and Capital Resources
As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents of approximately $424.8 million and short-term investments of approximately $2.0 billion, exclusive of restricted cash, cash equivalents and investments of $1.3 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of September 30, 2020 and December 31, 2019 were $1.2 billion and $1.4 billion, respectively.
We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. This impact continued through the third quarter of 2020 and into the fourth quarter of 2020. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or treat the pace and extent of recovery, among other things. We have adopted several measures in response to the COVID-19 pandemic, including pausing our Shared Ride offerings, distributing thousands of bottles of hand sanitizer, masks and partitions to drivers on our platform, providing most employees with the option to work from home until June 30, 2021, restricting non-critical business travel by our employees, and making adjustments to our expenses and cash flow to correlate with declines in revenues. On April 29, 2020. we announced a restructuring plan which included the termination of approximately 17% of our employees, furlough approximately 300 employees, and implement temporary salary reductions for all exempt employees and board members. In connection with these decisions, we incurred a net restructuring benefit of $14.5 million for the quarter ended June 30, 2020. In addition, we have also implemented an aggressive plan to strengthen our financial position. For example, we have significantly decreased our planned 2020 capital expenditure spending. We also decreased rider incentives to an all-time low in the second quarter of 2020 and maintained them near the historical low through the third quarter of 2020, resulting in a significant decrease in sales and marketing expenses.
In May 2020, we issued $747.5 million aggregate principal amount of our 2025 Notes. The net proceeds from this offering were approximately $733.2 million, after deducting the Initial Purchasers’ discounts and commissions and debt issuance costs. In connection with the issuance of our 2025 Notes, we entered into the Capped Calls at a cost of approximately $132.7 million.
We cannot be certain that our actions will mitigate some or all of the negative effects of the pandemic on our business. With nearly $2.5 billion in unrestricted cash and cash equivalents and short-term investments as of September 30, 2020, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, measures we take in response to the COVID-19 pandemic, our ability to maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic, and the expansion of sales and marketing activities. As noted above, we expect to see continued suppression of demand for our platform and the resultant negative impacts on revenue for so long as the travel restrictions and other social distancing measures in response to COVID-19 remain in place. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(1,114,286)	$(59,511)
Net cash provided by (used in) investing activities	555,008	(1,517,729)
Net cash provided by financing activities	536,021	1,556,235
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(286)	196
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(23,543)	$(20,809)
Operating Activities
Cash used in operating activities was $1,114.3 million for the nine months ended September 30, 2020. This consisted primarily of a net loss of $1,294.7 million and a decrease in the insurance reserve of $455.8 million primarily related to the transfer of certain legacy auto insurance liabilities in the first quarter of 2020. This was offset by non-cash stock-based compensation expense of $432.5 million.
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
Investing Activities
Cash provided by investing activities was $555.0 million for the nine months ended September 30, 2020, which primarily consisted of proceeds from sales and maturities of marketable securities of $4.5 billion, partially offset by purchases of marketable securities of $3.4 billion and term deposits of $718.8 million.
Cash used in investing activities was $1.5 billion for the nine months ended September 30, 2019, which primarily consisted of purchases of short-term investments of $4.8 billion, partially offset by proceeds from sales and maturities of marketable securities of $3.5 billion.
Financing Activities
Cash provided by financing activities was $536.0 million for the nine months ended September 30, 2020, which primarily consisted of proceeds from issuance of our 2025 Notes of $734.1 million offset by the purchase of the Capped Calls for $132.7 million.
Cash provided by financing activities was $1.6 billion for the nine months ended September 30, 2019, which primarily consisted of proceeds from the issuance of our Class A common stock in our IPO of $2.5 billion, partially offset by taxes paid related to net share settlement of equity awards of $942.8 million
Contractual Obligations and Commitments
In November 2018, we completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, we are committed to invest an aggregate of $100.0 million in the bikeshare program for the New York metro area. Refer to Note 7 "Commitments and Contingencies" for additional information.
In May 2019, we entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which we have an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50.0 million on capital equipment for the bike share program through January 2023. Refer to Note 7 "Commitments and Contingencies" for additional information.
On May 15, 2020, we issued $747.5 million aggregate principal amount of our 2025 Notes. As of September 30, 2020, the 2025 Notes were not convertible. Refer to Note 8 "Debt" to our condensed consolidated financial statements for additional information.
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
In May 2020, we modified our non-cancellable arrangement with a web-hosting services provider by extending the commitment period through June 2022 with no change to the aggregate commitment amounts of $300.0 million. As of September 30, 2020, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of September 30, 2020, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.5 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.3 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of Legal Proceedings in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report.
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
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
General economic factors
•the impact of the COVID-19 pandemic and responsive measures;
•natural disasters, economic downturns, public health crises or political crises;
Operational factors
•our limited operating history;
•our history of net losses and any inability to achieve or maintain profitability in the future;
•competition in our industry;
•the unpredictability of our results of operations;
•uncertainty regarding the growth of the ridesharing market;
•our ability to attract and retain qualified drivers and riders;
•our insurance coverage and the adequacy of our insurance reserves;
•the ability of third-party insurance providers to service our auto-related insurance claims;
•our autonomous vehicle technology and the development of the autonomous vehicle industry;
•our reputation, brand, and company culture;
•illegal or improper activity of users of our platform;
•the accuracy of background checks on potential drivers;
•changes to our pricing practices;
•the growth and development of our network of bikes and scooters and the quality of our bikes and scooters;
•our revenue growth rate and ability to manage our growth;
•actual or perceived security or privacy breaches, as well as defects, errors or vulnerabilities in our technology and that of third-party providers;
•our reliance on third parties, such as Amazon Web Services, vehicle rental partners, payment processors and other service providers;
•our ability to operate our Express Drive and Lyft Rentals programs and our delivery service platform;
•our ability to effectively match riders on our Shared and Shared Saver Rides offering and to manage our up-front pricing methodology;
•the development of new offerings on our platform and management of the complexities of such expansion;
•inaccuracies in our key metrics and estimates;
•our marketing efforts;
•our ability to offer high-quality user support and to deal with fraud;
•systems failures and interruptions in the availability of our website, applications, platform or offerings;
•changes in the Internet, mobile device accessibility, mobile device operating systems and application marketplaces;
•the interoperability of our platform across third-party applications and services;

•factors relating to our intellectual property rights as well as the intellectual property rights of others;
•our presence outside the United States and any future international expansion;
Regulatory and Legal factors
•the classification status of drivers on our platform;
•changes in laws and the adoption and interpretation of administrative rules and regulations;
•compliance with laws and regulations relating to privacy, data protection and the protection or transfer of personal data;
•compliance with additional laws and regulations as we expand our platform offerings;
•litigation resulting violation of the Telephone Consumer Protection Act;
•intellectual property litigation;
•assertions from taxing authorities that we should have collected or in the future should collect additional taxes;
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
•costs related to operating as a public company;
Financing and Transactional Risks
•our future capital requirements;
•our ability to service our current and future debt, and counterparty risk with respect to our capped call transactions;
•our ability to make and successfully integrate acquisitions and investments or complete divestitures, joint ventures or partnerships;
•our tax liabilities, ability to use our net operating loss carryforwards and future changes in tax matters;
Governance Risks and Risks related to Ownership of our Capital Stock
•provisions of Delaware law and our certificate of incorporation and bylaws that may make a merger, tender offer or proxy contest difficult;
•exclusive forum provisions in our bylaws;
•the dual class structure of our common stock and its concentration of voting power with our Co-Founders;
•the volatility of the trading price of our Class A common stock;
•sales of substantial amounts of our Class A common stock;
•our intention not to pay dividends for the foreseeable future; and
•the publication of research about us by analysts.
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
The COVID-19 pandemic has disrupted and harmed, and is expected to continue to disrupt and harm, our business, financial condition and results of operations. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition and results of operations and the achievement of our strategic objectives.
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, travel restrictions and shelter-in-place orders. The pandemic and these related responses have caused, and are expected to continue to cause, decreased demand for our platform relative to pre-COVID-19 demand, the global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, and significant volatility and disruption of financial markets.
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:
•Declines in travel as a result COVID-19, including commuting, local travel, and business and leisure travel, has resulted in decreased demand for our platform which has decreased our revenues. We have also paused our Shared Rides offerings as a result of COVID-19. During certain periods in the past, these factors have led to a decrease in earning opportunities for drivers on our platform. Changes in travel trends and behavior arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect.
•Changes in driver behavior arising from COVID-19 have led to reduced levels of driver availability on our platform beginning in the second quarter of 2020. To the extent that driver availability is limited, our service levels may be negatively impacted, which may adversely affect our business, financial condition and results of operation.
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
•We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meet our standards is critical to our operations. We also design and contract to manufacture certain assets related to our network of shared bikes and scooters and we rely on a small number of suppliers for components and manufacturing services. We have faced challenges due to the COVID-19 pandemic related to these assets, and we may face additional challenges in future periods. These challenges may adversely affect our ability to deploy new bikes and scooters on our network or to implement new features on our network of shared bikes and scooters. These supply chain issues have and may continue to adversely affect our business, financial condition and results of operations.
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
•The COVID-19 pandemic may delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology, including through direct impacts of the COVID-19 virus on employee and contractor health; shelter-in-place orders by local, state, or federal governments negatively impacting operations, including our ability to test autonomous vehicle technology; impacts to our supply chains or those of our current or prospective partners and suppliers; or economic impacts limiting our or our current or prospective partners or suppliers ability to expend resources on developing and deploying autonomous vehicle technology. These impacts to the development and deployment of autonomous vehicle technology may adversely affect our business, financial condition and results of operations.
•In response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. As the severity, magnitude and duration of the COVID-19 pandemic, the public health responses, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. As the United States begins to reopen, the recovery of the economy and our business is likely to fluctuate and vary by geography. Further, the ultimate impact of the COVID-19 pandemic on our users, customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response local or regional economies, travel, and economic activity; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; the duration of the pandemic; and the pace of recovery when the COVID-19 pandemic subsides.

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $1.3 billion and $2.2 billion in the nine months ended September 30, 2020 and 2019, respectively. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we may incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic through enhanced sanitization procedures and health safety programs. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Express Drive program, Flexdrive and Lyft Rentals. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards may continue to be a significant expense in future periods, and we have $1.1 billion of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 2.5 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Additionally, there are other non-U.S.-based TaaS network companies that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Apple, Baidu, Uber, Argo AI, Amazon (Zoox) and General Motors (Cruise) as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
The ridesharing market has grown rapidly since we launched our ridesharing marketplace in 2012, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely-adopt ridesharing and our other offerings. We cannot be certain whether the COVID-19 pandemic will negatively impact the willingness of drivers or passengers to participate in ridesharing or the willingness of riders to use shared bikes or scooters. In addition, we have paused our Shared Rides offerings, and we were temporarily restricted from operating our bike share and scooter share programs in one jurisdiction due to public health and safety measures implemented in response to the COVID-19 pandemic. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of shared bikes and scooters, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers, or to increase utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors, or if drivers become dissatisfied with our programs and benefits, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, beginning in the latter portion of the second quarter of 2020, we saw a shortage of available drivers relative to rider demand in certain markets where restrictions on social activities and visiting business venues were eased. Although we saw this imbalance improve during the three months ended September 30, 2020, to the extent that driver availability remains limited, our revenue may be negatively impacted. In order to improve driver availability, we may increase incentives available to drivers, which could negatively impact revenue. Additionally, following the passage of Proposition 22 in California, we plan to provide for drivers to receive the earning opportunities described in the ballot measure. Our competitors may attempt to compete for drivers on the basis of these earning opportunities, or drivers may determine that such earning opportunities are not sufficient. Further, other jurisdictions may adopt similar laws and regulations, which we would likely increase our expenses. Notwithstanding the passage of Proposition 22, we are subject to ongoing litigation in California and other jurisdictions. If we are unsuccessful in this ongoing litigation in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we will need to develop and implement an employment model that we have not historically used. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand. Similar rulings in other jurisdictions may cause similar effects.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Our riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. Further, government and private business actions in response to the COVID-19 pandemic, such as travel bans, travel restrictions, shelter-in-place orders, increased reliance on work-from-home rather than working in offices, including people and businesses electing to move away from more densely populated cities, have decreased and may continue to decrease utilization of our platform by riders. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Lyft Rentals vehicles, or certain vehicles in Express Drive, our business, financial condition and results of operations could be adversely affected.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In most U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of September 30, 2020 and December 31, 2019 were $1.2 billion and $1.4 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected.
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
The amount of one or more auto-related claims or operations-related claims has exceeded and could continue to exceed our applicable aggregate coverage limits, for which we have borne and could continue to bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many types of claims, coverages and for a variety of commercial risk and are likely to do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced to manage pricing pressure. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, (v) the number of claims under our deductibles or self-insured retentions differs from historic averages or (vi) an insurance policy is cancelled or non-renewed.
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
We rely on a limited number of third-party insurance service providers to service our auto-related claims. If any of our third-party insurance service providers fails to service claims to our expectations, discontinues or increases the cost of coverage or changes the terms of such coverage in a manner not favorable to drivers or to us, we cannot guarantee that we would be able to secure replacement coverage or services on reasonable terms in an acceptable time frame or at all. If we cannot find alternate third-party insurance service providers on terms acceptable to us, we may incur additional expenses related to servicing such auto-related claims using internal resources. We may, from time to time, explore the possibility of selling portions of retained insurance risk to third-parties. This may cause us to incur additional expenses in the total cost of this risk. For example, in the first quarter of fiscal 2020, we entered into a Novation Agreement to transfer nearly all of our primary auto insurance liabilities related to periods preceding October 2018 to a third-party and in October 2020, we expanded our rideshare insurance program to include additional third-party insurance-service providers.
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
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, environmental health and safety, background checks, public health, anti-corruption, anti-bribery, and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
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
Recent financial, political and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors, such as ridesharing and delivery companies. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On June 25, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a motion for preliminary injunction against us and Uber. On August 10, 2020, the court granted the motion for a preliminary injunction, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit. On August 12, 2020, we filed a notice of appeal of the court's order and on August 20, 2020, the California Court of Appeal stayed the preliminary injunction pending resolution of the appeal. The Court of Appeal affirmed the preliminary injunction on October 22, 2020. Subsequently, voters in California voted on Proposition 22, a state ballot initiative that provides a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Based on the unofficial results published by the California Secretary of State indicating that Proposition 22 was approved, we filed a petition for rehearing of our appeal with the California Court of Appeal on November 6, 2020. We expect that Proposition 22 will go into effect in the fourth quarter of 2020. For periods prior to the effectiveness of Proposition 22, we intend to continue to defend ourself vigorously. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies' respective platforms as independent contractors under Massachusetts wage and hour laws, seeking declaratory and injunctive relief. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another, and may have a negative outcome that could adversely affect our business, operations, financial condition, and results of operations. Additionally, we have invested and from time to time we will continue to invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations, particularly those related to the ridesharing industry, which may negatively impact the legal and administrative proceedings challenging the classification of drivers on our platform as independent contractors if we are unsuccessful or lead to additional costs and expenses even if we are successful. These activities may not be successful, and any negative outcomes could adversely affect our business, operations, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On June 25, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a motion for preliminary injunction against us and Uber. On August 10, 2020, the court granted the motion for a preliminary injunction, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit. On August 12, 2020, we filed a notice of appeal of the court's order and on August 20, 2020, the California Court of Appeal stayed the preliminary injunction pending resolution of the appeal. The Court of Appeal affirmed the preliminary injunction on October 22, 2020. Subsequently, voters in California voted on Proposition 22, a state ballot initiative that provides a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Based on the unofficial results published by the California Secretary of State indicating that Proposition 22 was approved, we filed a petition for rehearing of our appeal with the California Court of Appeal on November 6, 2020. We expect that Proposition 22 will go into effect in the fourth quarter of 2020. For periods prior to the effectiveness of Proposition 22, we intend to continue to defend ourself vigorously. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies' respective platforms as independent contractors under Massachusetts wage and hour laws, seeking declaratory and injunctive relief. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
The results of Proposition 22 in California may cause us to alter our operations and incur additional costs.
The recent passage of Proposition 22 in California will lead us to providing additional earning opportunities to drivers in California. We expect that this transition will require additional costs and we expect to face other challenges as we transition drivers to this new model, including the logistics of providing the additional earning opportunities, as well as potential changes to our pricing. The change in model may also affect our ability to attract and retain drivers and riders. To the extent similar classification models are adopted in other jurisdictions, we may face similar costs and challenges. Notwithstanding the passage of Proposition 22, we continue to face litigation in other jurisdictions which may in the future require us to classify drivers as employees if we are unsuccessful in our ongoing litigation.
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
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The recent passage of Proposition 22 in California will enable us to provide additional earning opportunities to drivers in California, including guaranteed earnings. We expect that this transition will require additional costs and we expect to face other challenges as we transition drivers to this new model, including potential changes to our pricing. We have also launched, and may in the future launch, certain changes to the rates and fee structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Driver Hubs, Driver Centers, Express Drive program and Lyft Rentals, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently grow and further develop our network of shared bikes and scooters, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in May 2019 the San Francisco Municipal Transit Authority (“SFMTA”) opened a public permit application process for bike share operators in violation of our exclusive right to operate a bike share program in San Francisco’s public rights-of-way. In June 2019, we filed an action for injunctive and declaratory relief through one of our subsidiaries to protect its negotiated right to exclusivity for a bike share program and, in July 2019, the court granted a preliminary injunction preventing the SFMTA from issuing any permits in violation of those exclusive rights. A negative determination in this ongoing litigation or in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations; other jurisdictions in which we currently hold, or may in the future hold, exclusive rights to operate could follow suit in issuing permits in violation of such exclusive rights or in making a determination that we do not hold exclusive rights to operate. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. For example, the city of Miami suspended rentals of bikes and scooters from March through October 2020 as a result of the COVID-19 pandemic. While we do not expect any denial in an individual region to have a material impact, these denials in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of shared bikes and scooters, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
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
We partner with several companies to develop autonomous vehicle technology and offerings, including, at times, the development of jointly-owned intellectual property, and we continue to devote resources towards developing our own autonomous vehicle technology. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, growth, the magnitude and timing of necessary investments and other trends , including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area, and our partners may decide to terminate their partnerships with us. In addition, the COVID-19 pandemic may adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology. If we are unable to efficiently develop our own autonomous vehicle technology or to develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platform, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, our business, financial condition and results of operations could be adversely affected.
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
There are a number of existing laws, regulations and standards that may apply to autonomous vehicle technology, including vehicle standards that were not originally intended to apply to vehicles that may not have a human driver. Such regulations continue to rapidly evolve, which may increase the likelihood of complex, conflicting or otherwise inconsistent regulations, which may delay our ability to bring autonomous vehicle technology to market or significantly increase the compliance costs associated with this business strategy. In addition, there can be no assurance that the market will accept autonomous vehicles or the timing of such acceptance, if at all, and even if it does, that we will be able to execute on our business strategy or that our offerings will be successful in the market. Even if we are able to successfully develop and implement autonomous vehicle technology, there may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding autonomous vehicles, including the overall safety and the potential for injuries or death occurring as a result of accidents involving autonomous vehicles and the potential loss of income to human drivers resulting from widespread market adoption of autonomous vehicles. Such negative public perception may result from incidents on our platform or incidents on our partners’ or competitors’ platforms. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.
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
We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2019 and 2018, our revenue was $3.6 billion and $2.2 billion, respectively, representing a 68% growth rate from 2018 to 2019. However, we have experienced a decline in revenue due to decreased demand for our ridesharing platform in light of the COVID-19 pandemic, and we expect that our revenue growth rate and financial performance in future quarters will continue to be harmed while responsive measures to COVID-19, such as travel bans and restrictions and shelter-in-place orders, remain in place. In the quarters ended September 30, 2020 and 2019, our revenue was $499.7 million and $955.6 million, representing a decrease of 48%. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates will slow in future periods due to a number of reasons, which may include impacts of the COVID-19 pandemic on our business, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Since 2012, we have generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. For example, the number of our full-time employees has increased from 2,708 as of December 31, 2017, to 4,786 as of September 30, 2020. However, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. Steps we take to manage our business operations and future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
We receive, transmit and store a large volume of personally identifiable information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which becomes operative on January 1, 2023. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA will require new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. The effects of this legislation potentially are far-reaching, however, and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. The CPRA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
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
Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations. In particular, with laws and regulations such as the CCPA and CPRA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. In particular, with regard to HIPAA, we may incur increased costs as we perform our obligations to our healthcare customers under our agreements with them.
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
Our success depends in part on our relationships with other third-party service providers. For example, we rely on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by drivers and riders on our platform. Further, from time to time, we enter into strategic commercial partnerships in connection with the development of new technology, the growth of our qualified driver base, the provision of new or enhanced offerings for users on our platform and our expansion into new markets. If any of our partners terminates its relationship with us, including as a result of COVID-19-related impacts to their business and operations or for competitive reasons, or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
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
•the recent passage of Proposition 22 in California may have an impact on delivery rate cards, which could impact our competitiveness and ability to operate within California; and
•we may fail to effectively respond to market developments in a timely manner, or at all.
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
In light of the COVID-19 pandemic, we have suspended Shared and Shared Saver Rides on our platform. While we believe these suspensions are in the best interests of drivers and riders on our platform, these suspensions have adversely affected our business and results of operations. We currently do not have a timetable for ending this suspension in whole or in part, and to the extent we continue to suspend these offerings during the COVID-19 pandemic, or demand for these offerings is adversely affected following the end of these suspensions, our business, financial condition and results of operations could be adversely affected.
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
If we are unable to make acquisitions and investments, or successfully integrate them into our business, or if we enter into strategic transactions that do not achieve our objectives, our business, results of operations and financial condition could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business, such as our acquisition of Motivate in November 2018, as well as divestitures, partnerships and other transactions. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets, and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue.
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
In addition, we may divest businesses or assets, enter into joint ventures or strategic partnerships or other strategic transactions. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction. Further, during the pendency of a divestiture or during the integration process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers.

If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services and other assets, strategic investments or other transactions, or if we fail to successfully integrate such acquisitions or investments, or if we are unable to successfully complete other transactions or such transactions do not meet the our strategic objectives, our business, results of operations and financial condition could be adversely affected.
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
We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our intellectual property and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.
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
We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the settlement of RSUs. Since the initial settlement date for the RSUs that vested upon the effectiveness of our registration statement on Form S-1 related to our initial public offering, or our IPO Registration Statement, we have withheld shares and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. During the quarter ended September 30, 2020, we have expended a total of approximately $3.3 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 8 "Debt" to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of September 30, 2020, we had $659.2 million of indebtedness for borrowed money outstanding.
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
In addition, under certain of our and our subsidiary’s existing debt instruments, we and Flexdrive are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. If we or Flexdrive, as applicable, do not comply with these covenants or otherwise default under the arrangements, and do not obtain a waiver or consent from the lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our loans immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
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
We have started expanding our presence internationally. In 2017, we launched our offerings in Canada and we may continue to expand our international operations. In addition, we have several international offices that support our business. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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

•complying with varying laws and regulatory standards, including with respect to data privacy, tax, trade compliance, and local regulatory restrictions;
•complying with the U.S. Foreign Corrupt Practices Act and similar laws in other jurisdictions;
•obtaining any required government approvals, licenses or other authorizations;
•varying levels of Internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs and exchange rate fluctuations;
•political, economic, or social instability;
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
In addition, international expansion has increased our risks in complying with the constantly-evolving laws and standards, including with respect to customs, anti-corruption, anti-bribery, export controls and trade and economic sanctions. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of the applicable anti-corruption, anti-bribery, export controls and similar laws could result in adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, COVID-19 has led to certain business disruptions as described in our other risk factors, including travel bans and restrictions, and shelter in place orders that have resulted in declines in demand for our services, as well as adverse effects on drivers and riders on our platform, our suppliers and the economy, all of which have had and may continue to have an adverse effect on our business, financial condition and results of operations. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 23.46% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chairman of our board of directors, holds approximately 13.22% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of September 30, 2020 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of September 30, 2020.
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, as disclosed above, beginning in April 2019, several putative class actions have been filed in California state and federal courts and a derivative action has been filed in Delaware federal court against us, our directors, certain of our officers, and certain of the underwriters named in our IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with our IPO. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.

Sales of substantial amounts of our Class A common stock, or the perception that such sales have or could occur, could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales have or could occur may also depress the market price of our Class A common stock, including if there is short-selling or other hedging transactions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.

10.2+	Form of Subscription Agreement under the Lyft, Inc. 2019 Employee Stock Purchase Plan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.

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

LYFT, INC.

Date:	November 12, 2020	By:	/s/ Logan Green
Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2020	By:	/s/ Brian Roberts
Chief Financial Officer (Principal Financial Officer)