Form 10-K
period 2020-12-31
Lyft, Inc.
filed 2021-03-01
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2020, the last business day of its most recently completed second fiscal quarter, was $8.4 billion based on the closing sales price of the Registrant’s Class A common stock on that date.
On February 22, 2021, the Registrant had 320,128,117 shares of Class A common stock and 8,802,629 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020

NOTE ABOUT FORWARD-LOOKING STATEMENTS
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
•the impact of the COVID-19 pandemic and related responses of businesses and governments to the pandemic on our operations and personnel, on commercial activity and demand across our platform, on our business and results of operations, and on our ability to forecast our financial and operating results;
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
•our expectations regarding new and evolving markets and our efforts to address these markets, including autonomous vehicles, bikes and scooters, Driver Centers and Lyft Mobile Services, Flexdrive, Express Drive, and Lyft Rentals;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth and business operations, including our recent plan of termination;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to service our existing debt; and
•our ability to successfully acquire and integrate companies and assets.
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
Overview
Lyft, Inc (the “Company” or “Lyft”) started a movement to revolutionize transportation. In 2012, we launched our peer-to-peer marketplace for on-demand ridesharing and have continued to pioneer innovations aligned with our mission. Today, Lyft is one of the largest multimodal transportation networks in the United States and Canada.
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
Consumers are seeking better ways to get around. They have grown accustomed to the convenience and immediacy of the on-demand economy and expect their experiences to be more simple, flexible and enjoyable. Existing transportation options have failed to meet this shift in consumer demand, creating the opportunity for a better solution.
We believe that the world is at the beginning of a shift away from car ownership to Transportation-as-a-Service (“TaaS”). Lyft is at the forefront of this massive societal change. Our ridesharing marketplace connects drivers with riders via the Lyft mobile application (the “App”) in cities across the United States and in select cities in Canada. We believe that our ridesharing marketplace allows riders to use their cars less and offers a viable alternative to car ownership while providing drivers using our platform the freedom and independence to choose when, where, how long and on what platforms they work. As this evolution continues, we believe there is a massive opportunity for us to improve the lives of riders by connecting them to more affordable and convenient transportation options.
We are laser-focused on revolutionizing transportation. We have established a scaled network of users brought together by our robust technology platform (the “Lyft Platform”) that powers rides and connections every day. We leverage our technology platform, the scale and density of our user network and insights from a significant number of rides to continuously improve our ridesharing marketplace efficiency and develop new offerings. For example, in May 2020, we expanded the availability of our Wait & Save mode on our ridesharing platform, which is an ideal offering for riders with more flexible schedules that want to leverage the savings we can offer by shifting demand to better meet supply. We’ve also taken steps to ensure our network is well positioned to benefit from technological innovation in transportation. As just one example, starting in 2018, we were the first company in our industry to launch a publicly-available commercial open platform autonomous offering in the United States.
Today, our offerings include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters (“Light Vehicles”) for shorter rides and first-mile and last-mile legs of multimodal trips, information about nearby public transit routes, and Lyft Rentals, an offering for renters who want to rent a car for a fixed period of time for personal use. We believe our transportation network offers a viable alternative to car ownership. We anticipate the demand for our offerings will grow as communities recover from the COVID-19 pandemic and as more and more people discover the convenience, experience and affordability of using Lyft.
We have made focused and substantial investments in support of our mission. For example, to continually launch new innovations on our platform, we have invested heavily in research and development and have completed multiple strategic acquisitions. We have also invested in sales and marketing to grow our community, cultivate a differentiated brand that resonates with drivers and riders and promote further brand awareness. Together, these investments have enabled us to create a powerful multimodal platform and scaled user network. For example, in the first quarter of 2020, we acquired Flexdrive, LLC (“Flexdrive”), one of our longstanding partners in the Express Drive program. Through our Express Drive program, drivers can enter into short-term rental agreements for vehicles that may be used to provide ridesharing services on the Lyft Platform. Flexdrive will continue to operate as an independent partner to Lyft and we expect this acquisition to contribute to the growth of our business and help us expand the range of our use cases. We also continue to invest in the expansion of our network of Light Vehicles and autonomous open platform technology. Our strategy is always to be at the forefront of transportation innovation, and we believe these investments will continue to position us as a leader in TaaS. Notwithstanding the impact of COVID-19, we plan to continue to invest in the future, both organically and through acquisitions of complementary businesses.
Even as we invest in the business, we remain focused on finding ways to operate more efficiently. For example, in the second and fourth quarters of 2020, we undertook restructuring efforts to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. In addition, we significantly decreased our 2020 capital expenditure spending from our original plan and exceeded our target cost reductions in 2020 by 20%. We also decreased rider incentives to an all-time low in the second quarter of 2020 and maintained them near the historical low through the fourth quarter of 2020, resulting in a significant decrease in sales and marketing expenses.
To advance our mission, we aim to build the defining brand of our generation and to advocate through our commitment to social and environmental responsibility. We believe that our brand represents freedom at your fingertips: freedom from the stresses of car ownership and freedom to do and see more. Through our LyftUp initiative, we’re working to make sure people have access to affordable, reliable transportation to get where they need to go - no matter their income or zip code. We’ve activated more than 500 nonprofit partners through LyftUp to provide free ride credits to those who need them most, including a focus on communities of color. We are also proud to be leaders in the fight against climate change. We’ve made the commitment to reach 100% electric vehicles (“EVs”) on the Lyft Platform by 2030. We believe many users are loyal to Lyft because of our values, brand and commitment to social and environmental responsibility.
Our values, brand, innovation and focused execution have put us in a position to emerge from the COVID-19 pandemic even stronger. We remain confident that demand will return to our platform as we progress through the recovery and as vaccines become more widely available. We continue to believe that users are increasingly choosing a ridesharing platform based on brand affinity and value alignment.
Impact of COVID-19 to our Business
The COVID-19 pandemic continues to spread throughout the United States, Canada, and in many other countries globally. The spread of COVID-19 has caused federal and local health officials to enact precautions to mitigate the spread of the virus, including travel restrictions, restrictions on businesses, extensive social distancing measures, and self-quarantine or shelter-in-place guidelines in many regions of the United States and Canada. Beginning in the middle of March 2020 and continuing into the first quarter of 2021, the pandemic and these related responses have caused decreased demand for our platform leading to decreased revenue, decreased earning opportunities for drivers on our platform, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets; and these impacts may continue.
For more information on risks associated with the COVID-19 pandemic and our litigation matters, see the section titled “Risk Factors” in Item 1A of Part I. For more information on the impact of COVID-19 pandemic on our business, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II.
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
Changes in society and the transportation industry are catalyzing a complete transformation of the massive transportation market:
•Consumers increasingly value accessibility and experiences over ownership
•Rise of on-demand services, specifically within the younger demographic
•Greater affinity towards mission-driven brands
•Increased demand for flexible earnings opportunities
•Emergence of new modes of transportation, such as our network of shared bikes and scooters
•Development of autonomous vehicles
The Lyft Solution
Our Transportation Network
Our transportation network offers riders seamless, personalized and on-demand access to a variety of mobility options.

Lyft Transportation Network

Modes
Lyft
Shared Rides
Lux
Lux Black
XL
XL Black
Ride sharing Marketplace
Express Drive
Driver Rentals
Lyft Rentals
Consumer Rentals
Bikes
Scooters
Bikes & Scooters
Transit
Public
Open Platform
Autonomous
User Network
Drivers
Riders / Renters / Users

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
•Express Drive. Our flexible car rentals program for drivers who want to drive using our platform but do not have access to a vehicle that meets our requirements. Through our Express Drive program, drivers can enter into short-term rental agreements for vehicles that may be used to provide ridesharing services on the Lyft Platform.
•Lyft Rentals. In 2019, we launched Lyft Rentals to offer an attractive option for users who have long-distance trips, such as a weekend away. This is a separate consumer offering from Express Drive.
•Bikes and Scooters. We have a network of shared bikes and scooters in a number of cities to address the needs of users who are looking for options that are more active, usually lower-priced, and often more efficient for short trips during heavy traffic. These modes can also help supplement the first-mile and last-mile of a multimodal trip with public transit.
Lyft bikes are standard and electric pedal-assist bicycles. Lyft has exclusive city partnerships in a majority of locations where we operate a bikeshare program including New York City, Chicago, San Francisco, Portland and Boston. In 2020, we continued to make inroads with our electric bike fleet which is now available across nine markets.
Users can access Lyft scooters via our Lyft App in six major cities in the United States. When in a service area, users can see available scooters nearby. They can reserve a scooter ahead of time or use the Lyft App to scan the QR code on a nearby scooter to begin a ride.
•Public Transit. Available in select cities, our Transit offering integrates third-party public transit data into the Lyft App to offer users a robust view of transportation options around them and allows them to see transit routes to their destinations at no cost. Providing real-time public transit information is another step toward providing effective, equitable and sustainable transportation to our communities, and creating a more seamless and connected transportation network.
•Autonomous Vehicles. We have a number of strategic partnerships that offer access to autonomous vehicles. Our Open Platform partnership with Motional (formerly Aptiv) has enabled the commercial deployment of a fleet of autonomous vehicles on our platform in Las Vegas. We have facilitated over 100,000 paid rides in Motional autonomous vehicles with a safety driver since January 2018.

We have established one of the largest transportation networks in the United States and Canada. While network scale is important, we recognize that transportation happens locally and each market has its own unique user network. Our dynamic platform adjusts to the specific attributes of each market on a real-time basis.
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
•To help us uphold high community standards, we give both drivers and riders the opportunity to rate each other after a ride booked through the Lyft App. If a rider or driver rates the ride three stars or below, they will not be matched together again. Lyft may also follow up with the parties to further understand the ride experience and provide additional support if needed.
•All transactions are processed through our platform, so drivers do not need to worry about carrying cash.
•Our Driver Hubs and certain field locations in major cities serve as gathering places and offer in-person support and a personal connection to Lyft employees. In addition, drivers have access to 24/7 support and earnings tools as well as education resources and other support to meet their personal goals.
•On November 3, 2020, California voters passed Proposition 22, which protects independence and flexibility for drivers in California while providing them with new earnings opportunities and protections, including minimum guaranteed earnings, occupational accident insurance, and contributions towards healthcare coverage.
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
Riders are as diverse and dynamic as the communities we serve. They represent all adult age groups and backgrounds and use Lyft to commute to and from work, explore their cities, spend more time at local businesses and stay out longer knowing they can get a reliable ride home. For the purposes of “Item 1. Business” section, riders are passengers who request rides from drivers in our ridesharing marketplace and renters of a shared bike, scooter or automobile.
We work hard to provide riders with a quality experience every time they open the Lyft App, in order to earn the right to have Lyft be their transportation network of choice. Key benefits to riders include:
•Selection and Convenience. We designed the Lyft App with a focus on simplicity, efficiency and convenience. Riders enter their destination and are then presented with a range of transportation options to select from based on their needs and preferences. Our proprietary technology efficiently matches riders with drivers through advanced dispatching algorithms providing faster arrival times, localized pricing and maximum availability. We continuously aim to reduce friction in the booking process with features like “one tap ride” so riders can enter their destinations quickly. Additional modes, such as bikes and scooters, offer riders more options for shorter trips. The more rides that are taken on our platform, the better we are able to offer riders personalized experiences most suitable to the trip being planned.
•Availability. We strive to ensure that riders can get a ride when they want one. We leverage our proprietary dispatch platform and data to help drivers and riders connect efficiently and reduce wait times. Our machine learning algorithms continuously train our optimization models and dynamically incentivize drivers to be on our platform when and where riders are seeking transportation. We are also expanding our network of shared bikes and scooters. The high availability of our platform and the breadth of our offerings have made us the preferred transportation network for millions of riders.
•Affordability. Our platform empowers riders to choose from a broad set of transportation options to easily optimize for cost, comfort and time. For our ridesharing marketplace, riders are presented with upfront estimated prices prior to taking the trip so they can anticipate the total cost. We also introduced lower-cost options for riders to get around in select cities, including Wait & Save mode, a network of shared bikes and scooters and Transit with affordability in mind.
•Safety. Since day one, we have worked continuously to enhance the safety of our platform and the ridesharing industry by developing innovative products, policies and processes. Before giving a ride on the Lyft Platform, all driver-applicants are screened for disqualifying criminal offenses and driving incidents. All approved drivers are also required to complete mandatory Community Safety Education. We conduct monitoring of active Lyft drivers, which provides us with continuous and rapid notification of disqualifying criminal records and driving infractions.
Our Technology Infrastructure and Operations
We organize our product teams with a full-stack development model, integrating product management, engineering, analytics, data science and design. We focus on affordability, reliability, efficiency, optimization and cohesion when developing our software. Our offerings are mobile-first and platform agnostic. We seek to continuously improve the Lyft Platform and the Lyft App. Our offerings are built on a scalable technology platform that enables us to manage peaks in demand.
We have a commercial agreement with AWS for cloud services to help deliver and host our platform. As a result of our partnership, we believe we are more resilient to surges in demand on our platform or product changes we may introduce. Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after September 30, 2022, and only after complying with certain advance notice requirements. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. We committed to spend an aggregate of at least $300 million between January 2019 and June 2022 on AWS services, with a minimum amount of $80 million in each of the three years. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference. We pay AWS monthly, and we may pay more than the minimum purchase commitment to AWS based on usage.
We designed our platform with multiple layers of redundancy to guard against data loss and deliver high availability. Incremental backups are performed hourly or more frequently and full backups are performed daily. In addition, as a default, redundant copies of content are stored independently in at least two separate geographic regions and replicated reliably within each region. We are also investing in iterating and continuously improving our data privacy and security foundation, and continually review and implement the most relevant policies.
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
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in ridesharing, autonomous vehicle-related technology, telecommunications, networking and other technologies relevant to our business. As of December 31, 2020, we held 342 issued U.S. patents and had 446 U.S. patent applications pending. We also held 59 issued patents in foreign jurisdictions and had 223 applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. For additional information, see the sections titled “Risk Factors—Risks Related to Regulatory and Legal Factors—Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business” and “Risk Factors—Risks Related to Regulatory and Legal Factors—Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.”

Our Growth Strategy
Transportation is a massive market. We are in the very early phase of capturing this large opportunity. Our key growth strategies include our plans to:
•Increase Our Use Cases. We continuously work to extend our offerings to make Lyft the transportation network of choice across an expanding range of use cases. We offer products to simplify travel decision-making and expand the potential uses for our platform, such as our Lyft Pink subscription plan, Lyft Pass commuter programs, first-mile and last-mile services and university safe rides programs. We also provide centralized tools and enterprise transportation solutions tailored to businesses, such as our Concierge offering, which enables organizations to manage the transportation needs of their customers, employees and constituents.
•Recovery and Growth Of Our Rider Base. We see opportunities to recoup and grow our rider base as the COVID-19 pandemic ends. We intend to make incremental investments in our brand and growth marketing to increase consumer preference as the recovery takes hold. We also may offer discounts for first time riders to try Lyft and incentives for existing drivers and riders. We plan to continue to add density to our ridesharing marketplace by attracting and retaining drivers to our platform to further improve the rider experience. Additionally, we are expanding our platform coverage beyond the geographies and markets we currently serve. We also believe we will benefit from demographic trends, such as the growing percentage of the population who are born as digital natives accustomed to on-demand services.
•Expand Our Transportation Offerings. We continue to make Lyft an everyday experience for riders through our transportation network designed to address a wide range of mobility needs. For example, in 2018, we launched a network of shared bikes and scooters, and will continue to supplement and scale modes in order to offer riders more transportation options. In 2019, we added Lyft Rentals to add an attractive option for users planning to travel longer distances. More recently in 2020, we launched Wait & Save, where riders can opt for a longer wait time but pay a lower fare than for a standard ride mode. By expanding our transportation offerings, we can offer riders options that best fit their criteria directly from the Lyft App, which increases rider engagement.
•Grow Our Share of Rider Transportation Spend. As we continue to increase rider loyalty to our brand and expand our use cases and the breadth of our multimodal offerings, we believe we will also increase our share of rider transportation spend. For example, a rider may start using our ridesharing offering for a night out and then choose Lyft again for travel to the airport. Once they have experienced the reliability and convenience of Lyft, they may incorporate Wait & Save into their daily commute, rent one of our shared bikes or scooters for shorter rides or when connecting to public transit, and rent one of our Lyft Rentals vehicles for long-distance trips, like a weekend away. We are also investing to increase our share of more valuable rides to grow our share of rider transportation spend. In addition, usage of our platform typically increases over time.
•Increase Value to the Driver Community. We strive to provide the best and most fulfilling economic opportunities for the community of drivers on our platform. We continuously seek to launch and improve programs and initiatives that enhance the driver experience on our platform. Our Express Drive program connects drivers with rental cars and in the first quarter of 2020, we acquired Flexdrive, one of our longstanding partners in the Express Drive program. We are also investing in Driver Centers, Mobile Services, and related partnerships that offer affordable and convenient vehicle maintenance to the driver community. In addition to helping drivers access and maintain vehicles, we are committed to delivering innovative solutions that offer drivers fast and affordable access to their earnings. For example, we were the first ridesharing company to offer instant payouts to drivers through the Lyft App when we launched Express Pay in 2015. In 2019, we further improved access to driver earnings by launching Lyft Direct, our no-fee bank account and debit card for drivers that allows drivers to receive payment instantly after every ride. In 2020, we launched Essential Deliveries, a pilot initiative which provides drivers with new earnings opportunities by connecting them to government agencies, local non-profits, healthcare organizations, and other companies that need delivery services for items like food, groceries, prescriptions, medical supplies, home necessities, and auto parts. We believe that our efforts to improve the driver experience allows us to increase driver satisfaction and loyalty to Lyft.
•Invest in Technology to Strengthen Our Network and Increase Efficiency. Our investments in proprietary technologies and predictive analytics leverage insights derived from the rich set of data generated by our platform. These investments allow us to deliver an affordable, convenient and high-quality experience for riders and increase the earnings of drivers. Our investments in mapping, routing, payments, in-app navigation, matching technologies and data science are key to integrating technology to improve the safety and increase the efficiency of our platform. In addition, we are investing in autonomous vehicle-related technology, which we believe will be a critical part of the future of transportation. We recently announced that we were considering strategic options for our Level 5 self-driving system development program.
•Pursue M&A and Strategic Partnerships. In November 2018, we acquired Motivate, the largest bike sharing platform in the United States at the time and in February 2020, we acquired Flexdrive, one of our longstanding Express Drive partners. From time to time, we have made other acquisitions of businesses and technologies. We will continue to selectively pursue acquisitions that contribute to the growth of our current business, help us expand into adjacent markets or add new capabilities to our platform. We believe drivers and riders on our platform will also benefit from a broader partner ecosystem that expands our marketing and loyalty programs and employee ride solutions. We have built strong relationships with transportation suppliers, state and local governments, and technology solutions providers. We intend to continue to pursue acquisitions and partnerships that contribute to our growth.
Competition
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
Our main ridesharing competitors in the United States and Canada include Uber and Via. Our main competitors in the bike and scooter sharing market include Lime and Bird. Our main competitors in the consumer vehicle rental market include Enterprise, Hertz, and Avis Budget Group as well as emerging car-share marketplaces. We also compete with certain non-ridesharing transportation network companies, and taxi cab and livery companies as well as traditional automotive manufacturers, such as BMW, which has an ongoing presence in the transportation network market in Europe.
Additionally, there are other non-U.S.-based TaaS network companies that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Apple, Argo AI, Aurora, Baidu and General Motors (Cruise) as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
•driver payout;
•regulatory relations;
•sustainability; and
•prices.
We believe we compete favorably across these factors. However, many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases and significantly greater resources for the development of their offerings. For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Operational Factors—We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.”
Seasonality
The revenue we generate from our business may fluctuate from quarter to quarter due to seasonal factors including the weather and certain holidays. We expect the demand for our transportation network may decline over the winter season in certain regions and the demand for our network of shared bikes and scooters may increase during more temperate and dry seasons. Our business is also subject to risks related to COVID-19. In particular, travel bans and restrictions, as well as shelter in place orders have decreased demand and we are unable to predict when and to what extent these public health and safety measures may be eased, how riders will respond to the easing of such measures, and whether additional measures may need to be implemented in the future, any of which may continue to result in decreased demand notwithstanding usual seasonality.
Our Brand and Marketing
We aim to build the defining brand of our generation. We believe that our brand represents freedom at your fingertips: freedom from the stresses of driving and car ownership, and freedom to do and see more. Our unique values and culture are reflected in our brand. We drive awareness of our brand through our marketing efforts, which highlight our offerings, the simplicity of our user experience and our commitment to community, and we also benefit from the evangelism by our users.
Values and Culture
Building community and having a positive local impact is fundamental to who we are. We approach working with our partners, cities and municipalities in a collaborative manner and seek to establish mutually beneficial relationships based on trust, respect and a common objective of improving people’s lives by improving transportation.
Millions of people lack access to basic needs because they can’t get a ride. Through our LyftUp initiative, we’re working to make sure everyone has access to affordable, reliable transportation to get where they need to go — no matter their income or zip code.
We built LyftUp to account for those still left behind. LyftUp aims to bridge some of the most serious outstanding transportation gaps. Through our LyftUp programs, we partner with leading organizations, including government agencies and nonprofits, to provide access to free and discounted car, bike, and scooter rides to individuals and families in need.
2020 LyftUp programs included:
•Grocery Access - rides to/from the grocery store for families living in areas without sufficient grocery store access and meal delivery to individuals in need;
•Jobs Access - rides to/from job interviews, job trainings, and/or the first few weeks of a new job;
•Voting Access - rides to the polls;
•Disaster Response - rides to access vital services leading up to and in the wake of disasters and other local emergencies;
•Multimodal Access - deeply discounted bikeshare and scooter share memberships for eligible applicants who qualify for federal/state/local assistance programs;
•Critical Workforce Programs - providing critical workers including first-responders, healthcare, and transit workforce free scooter rides and free memberships to bikeshare programs in response to the COVID-19 pandemic;
•Universal Vaccine Access Campaign - mobilizing a coalition of partners to provide rides to and from vaccination sites for low-income, underinsured, and at-risk communities, as the COVID-19 vaccine becomes more widely available; and
•Community Grants Program - awards ride credits to hyperlocal nonprofit organizations across the country making a difference in their communities.
All of this work directly ties back to Lyft’s mission of improving people’s lives with the world's best transportation, and we’re proud to work with amazing community partners to bring these programs to life.
Lastly, Lyft was founded on the belief that technology will enable us to dramatically reduce carbon emissions from the transportation system. We now offer several lower-carbon modes in the Lyft App: bikes, scooters, and transit. In 2019, Lyft launched access to hundreds of EVs on the Lyft Platform through Express Drive in Seattle, Atlanta, and Denver, and in 2020, Lyft made the commitment to reach 100% electric vehicles on the Lyft Platform by 2030 and joined The Climate Group’s EV100 initiative to accelerate the transition to EVs.
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
•Lyft Amp. Lyft Amps are bright, oval-shaped devices that sit on certain drivers’ dashboards which enhance the user experience, boost our brand awareness, and help promote safety. Amps assist rider identification of their driver’s vehicles and also display a personalized greeting and ETA to inform riders of the estimated time to their destination.
Performance Marketing
We use a variety of channels to drive adoption of our platform and maintain driver and rider loyalty. We use specific channels and initiatives that enable us to measure the impact of our marketing spend. We currently attract new drivers and riders through a variety of marketing channels, including referrals, affiliate programs, partnerships, display advertising, radio, video, social media, email, search engine optimization and keyword search campaigns. After signup, we continue to engage riders through a variety of initiatives, such as emails, in-app notifications and promotions.
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
Ridesharing Marketplace Efficiency
During the matching process, we leverage our proprietary dispatch platform and data to help drivers and riders connect efficiently. Factors such as distance, destination, route, traffic and travel time contribute to determining both driver to rider matching for our rideshare offerings including our Wait & Save mode, as well as rider-to-rider matching for our shared rides offerings, which is currently paused as a result of COVID-19. Prior to a match, we give drivers a simple, reliable signal about where to drive and often an incentive to increase earnings. We also focus on providing predictable, competitive and sustainable prices that optimize value for riders as well as help increase conversion. Our machine learning algorithms continuously train our optimization models and dynamically balance current and future supply and demand within the marketplace.
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
•Lyft Direct. We offer drivers an online bank account and debit card. Drivers with a Lyft Direct debit card get access to their earnings immediately after a ride is completed without any transfer or rush fees. In addition, drivers who use the card receive cash back on everyday purchases like gas.
•In-app Tipping. Lyft was the first ridesharing platform to offer In-app Tipping, making it easy for riders to tip right from the app. 100% of tips from riders go to drivers. We built tipping into the Lyft App to encourage great hospitality, and to make it easy for riders to show their appreciation.
•Driver Destination Mode. Destination Mode matches drivers with ride requests that get them closer to their intended destination by a specific time. We allow drivers to set a targeted arrival time so they can maximize earnings until the time they choose to go offline, or we allow them to specify a destination so they only receive priority matched ride requests going in the same direction.
•Express Drive. Express Drive is our flexible car rentals program for drivers. It is designed for those who want to drive using our platform but do not have access to a vehicle that meets our requirements. Express Drive offers a preferred weekly rate on cars rented from Hertz and Flexdrive. There are cars available in over 30 cities nationwide through Express Drive and includes EVs in Seattle, Atlanta, and Denver.
•Driver Hubs. Our Driver Hubs and service desks are currently in 40 cities across North America. These facilities are used for driver onboarding, answering driver questions and providing free inspections in select markets. They feature access to clean bathrooms and help desks for easy access to the Lyft support team.
•Driver Centers and Mobile Services. Lyft Driver Centers offer standard maintenance as well as services and repairs including free diagnostic inspection. Mobile Services bring auto repairs, including preventative maintenance, directly to the driver.
•Lyft Rewards. Drivers in over 275 markets are automatically eligible for Lyft Rewards, a driver loyalty program that rewards drivers with features and discounts to help them make the most of their time on the road.
The Lyft Rider Experience
We provide a variety of offerings to solve the transportation needs of riders. This starts with the Lyft App, which is a core part of the rider experience. To provide riders with the best experience, we are also continually adding new features, rider modes and payment models to address the needs of specific groups of riders, such as businesses and government entities.
Lyft App
The Lyft App provides a variety of ride modes to fit users’ transportation needs. The Lyft App is designed to be fast, simple and purposeful. When a user opens the Lyft App, all ride options available in that location are shown in a unified experience including scooters, bikes, public transit, car rentals, regular rides, larger vehicle rides, and even more.
Subscription Plans
Offering subscription plans allows us to provide more earning opportunities for drivers and is an important step toward providing transportation options to address the range of riders’ budgets and make car ownership optional. Lyft Pink is our subscription program that offers an elevated Lyft experience with preferred pricing to enable users to unlock all that their city has to offer. Lyft Pink members receive valuable benefits such as discounts, relaxed cancellations, priority airport pick-ups, access to unlimited, free, in-network food delivery through our partnership with Grubhub+, and more.
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
Corporate Business Travel
We partner with leading travel and expense management companies to deliver seamless experiences that are changing how our customers do business by making travel easier for everyone involved. Tools and features such as automated expensing and centralized payment improve policy adherence for travelers and offer greater visibility for travel managers. Benefits such as real-time reporting on rides and costs as well as detailed ride data and classification make it easier to attribute, reconcile and reimburse expense spend.
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
Key benefits of Concierge are:
•Simplifying Transportation for Businesses. Concierge allows organizations to arrange rides for their customers, guests and patients from one central dashboard, even if they don’t have the Lyft App or a smartphone. Customers can reduce cost, save time and streamline transportation with our courtesy ride tool.
•Improving Healthcare. Many Americans miss or delay medical care annually because they cannot get a ride to the doctor. Healthcare transportation brokers use our Concierge offering to provide patients with a reliable way to get to important healthcare appointments on time.
Lyft Pass
Lyft Pass allows organizations to cover the costs of rides for their people - from employees and essential workers, to customers, guests, and more - while prioritizing safety, convenience, and flexibility. Lyft Pass allows organizations to create custom transportation programs that work best for their needs, while staying in control of budget and how the programs are used. At the onset of the COVID-19 crisis, we partnered with health systems to help essential healthcare workers on the front lines get to and from work. And today, leading companies are partnering with Lyft to solve their employee’s transportation needs.
Enterprise Programs
We offer various enterprise programs, including monthly ride credits for daily commutes, supplementing public transit by providing access to rides for the first and last leg of commute trips, late-night rides home and shuttle replacement rides. Companies can provide monthly Lyft credits as a benefit to employees to ensure convenient and cost-effective late-night transportation from the office.
Events
We enable transportation solutions that can be customized for events such as recruiting events, conferences, celebrations, meetings and company retreats. Organizations or individuals can create in-app experiences and custom codes for attendees to ride to and from events.
Our Commitment to Safety
A strong guiding principle since day one has been to build a community that drivers and riders trust. Trust is the foundation of our relationship with drivers and riders on our platform, and we take significant measures every day that are focused on their safety.
To ensure we are delivering exceptional service levels and upholding high quality standards, we have established our Safety and Customer Care, or SCC (formerly known as Customer Experience and Trust), team as a key part of our organization. With over 400 employees as of December 31, 2020, SCC is in charge of fielding safety and customer support inquiries and is available through multiple channels, including via self-service and assisted support directly within our apps. Our SCC team focuses on driving results based on experience-based metrics including First Contact Resolution, which is the number of support tickets resolved during first contact with a driver or rider, and Net Promoter Score. SCC aims to eliminate bad customer experiences, quickly resolve problems when they occur and maintain trust with drivers and riders. This dedication led our customer support to be recently named number one in Newsweek’s 2020 America’s Best Customer Service rankings for the Taxi and Ridesharing category.
The ways we promote safety include:
•Critical Response Line. Our team of specialists within SCC handle sensitive issues regarding behavior or safety incidents on our platform. Available 24/7, they work with many teams to provide a high quality of care.
•Driving Record and Background Checks. Every driver is screened before they are permitted to drive on our platform, starting with professional third-party background and driving record checks. To promote a consistently high-quality experience, we ensure vehicles meet our criteria for vehicle age before drivers are accepted to drive these vehicles on our platform. We conduct monitoring of active Lyft drivers, which provides us with continuous and expeditious notification of disqualifying criminal records and driving infractions. Any driver who does not meet applicable regulations and our internal safety criteria on both the annual and continuous screenings is barred from our platform.
•Two-Way Ratings. Our two-way ratings system helps promote the safety and comfort of the Lyft community by offering a channel for drivers and riders to provide anonymous feedback on their Lyft experiences through the Lyft App. At the end of each ride, drivers and riders are prompted to rate each other on a scale of 1-5 stars. Our ratings system allows drivers and riders to provide anonymous feedback. We take rider ratings and driver feedback very seriously. If a rider rates a driver three stars or fewer, we’ll make sure they aren’t matched together again. If a rider rates a driver four stars or fewer, they’re required to provide more details about the rating to ensure we’re constantly tracking user feedback. We regularly review community feedback to inform our policies and product features.
•Zero-Tolerance Policy. Lyft maintains a zero-tolerance drug and alcohol policy for drivers on our platform. We also do not allow riders to have open alcohol containers in-ride and can deactivate riders from the platform for violating this policy.
•Community Safety Education. All approved drivers are required to complete a mandatory community safety education course.
•Safety Features. We continuously invest in new safety features, including increased anti-fraud measures and required feedback for any rides less than four stars. During the ride, we have designed numerous safety features into the Lyft experience and will continue to innovate to ensure the safety of riders and drivers. Some recently designed safety features include:
◦Share Location, which allows riders and drivers to share their location with family and friends;
◦Emergency Help, supported by ADT, which allows drivers and riders to quickly and silently connect with an ADT professional, who can alert authorities if needed;
◦Smart Trip Check-In, in some cases, if we notice your ride has stopped too soon or for an unusual amount of time, Lyft will ask drivers and riders if they need support and, if necessary, give the option to request emergency assistance;
◦In-app photos of the driver and vehicle, with license plate numbers and vehicle information;
◦Real-time ride tracking, digital receipts; and
◦Enhanced identity verification process, which combines driver's license verification and photographic identity verification to prevent identity fraud on our platform.
•Lyft Insurance Protection. We provide primary liability coverage for TNC drivers from the moment they are matched with a rider until that rider is dropped off. Our auto liability insurance will apply as primary to a driver’s standard personal automobile insurance policy when matched with a rider.
•Bikes and Scooters. Safety is a key tenet that guides our work with bikes and scooters. We are providing the necessary education and support for all riders and are working with partners to provide the capital and technology solutions to expand protected bike lanes and reduce speeding. We are working with organizations, like Together For Safer Roads and the Vision Zero Network, that collaborate with local bike and pedestrian advocates to help protect our community members. We are also giving away free helmets to select groups of riders in select markets.
Government Regulation
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, auto maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, environmental health and safety, greenhouse gas emissions, background checks, public health, anti-corruption, anti-bribery, and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
The TNC industry has also come under increasing scrutiny from non-profit organizations, regulators, and legislators for its environmental impact, specifically increasing greenhouse gas (GHG) emissions. In 2018, California passed first-of-its-kind legislation (the “California Clean Miles Standard and Incentive Program”) to mandate that TNCs reduce their GHG emissions on a GHG per passenger-mile basis, with additional requirements that TNCs increase the percentage of zero-emission vehicles on their platforms.

Policymakers recently proposed analogous legislation in Washington state, and other states and the federal government are actively observing the regulatory development process for the California Clean Miles Standard and Incentive Program.
See the sections titled “Risk Factors,” including the subsections titled “Risk Factors—Risks Related to Regulatory and Legal Factors—Challenges to contractor classification of drivers that use our platform may have adverse business, financial, tax, legal and other consequences to our business,” “Risk Factors—Risks Related to Regulatory and Legal Factors—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial conditions and results of operations,” “Risk Factors—Risks Related to Operational Factors—We rely on third-party payment processors to process payments made by riders and payments made to drivers on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected,” “Risk Factors—Risks Related to Regulatory and Legal Factors—Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business”, “Risk Factors—Risks Related to Regulatory and Legal Factors—We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act” and “Risk Factors—Risks Related to Regulatory and Legal Factors—Climate change may have a long-term impact on our business” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
Human Capital
Our employees are our human capital and they are our greatest strength and most valuable resource. As of December 31, 2020, we had 4,675 employees in approximately 100 offices and additional locations, including Driver Hubs, Driver Centers, and Service Desks. Approximately 48% of our employees work in our product management, engineering, design and science organizations. Our employees are passionate about our mission to improve people’s lives with the world’s best transportation.
We believe that achieving more diversity in workforce representation is an important priority. We are a company with a diverse customer base, and the more our employees reflect that diversity, the better we can serve our customers, ultimately making our business stronger. As of December 31, 2020, our employee base was 62% male and 38% female, and women represented 34% of our leadership overall. The ethnicity of our U.S. employees was 47% White, 30% Asian, 10% Hispanic or Latinx, 8% Black, and 5% two or more races, American Indian, Alaska Native, Native Hawaiian or other Pacific Islander. Our employee gender and ethnicity information is based on self-identification, and employees who did not disclose their gender or ethnicity have been excluded from the applicable disclosure. As of December 31, 2020, employees who did not disclose gender represented approximately 1% of total employees, and employees who did not disclose ethnicity represented approximately 7% of total U.S. employees.
Building a more representative workforce requires an intentional and comprehensive effort to reach and recruit outstanding candidates, develop talent internally, and open up pathways for advancement. In 2020, we initiated difficult yet necessary conversations to align and inspire our entire organization. We educated our leaders and managers on unconscious bias and practicing empathy, while also encouraging team members to speak openly and honestly about societal inequalities. We launched new initiatives like our revised “Rooney Rule 2.0,” which requires all director level and above roles to consider one woman and one Black or Latinx candidate at the onsite interview stage, and we have partnered with organizations that support emerging talent in communities of color. We will continue to prioritize diversity, inclusion, and representation in the workforce. In December 2020, we released our 2020 Inclusion, Diversity and Racial Equity Report, which is available on our website. We have presented this report annually since 2017 and intend to continue to present this report to make available certain information about our diversity and inclusion efforts.
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
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (investor.lyft.com), our Twitter account (@lyft) and our blogs (including: lyft.com/blog, lyft.com/hub, eng.lyft.com, medium.com/LyftLevel5, medium.com/sharing-the-ride-with-lyft and medium.com/@johnzimmer) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. For the purposes of this “Item 1A. Risk Factors” section, riders are passengers who request rides from drivers in our ridesharing marketplace and renters of a shared bike, scooter or automobile.
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
•litigation resulting from violation of the Telephone Consumer Protection Act or other consumer protection laws and regulations;
•intellectual property litigation;
•assertions from taxing authorities that we should have collected or in the future should collect additional taxes;
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
•costs related to operating as a public company;
•climate change which may have a long-term impact on our business;
Financing and Transactional Risks
•our future capital requirements;
•our ability to service our current and future debt, and counterparty risk with respect to our capped call transactions;
•our ability to make and successfully integrate acquisitions and investments or complete divestitures, joint ventures, partnerships or other strategic transactions;
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
Risks Related to General Economic Factors
The COVID-19 pandemic has disrupted and harmed, and is expected to continue to disrupt and harm, our business, financial condition and results of operations. We are unable to predict the extent to which the pandemic and related effects will continue to adversely impact our business, financial condition and results of operations and the achievement of our strategic objectives.
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
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:
•Declines in travel as a result COVID-19, including commuting, local travel, and business and leisure travel, has resulted in decreased demand for our platform which has decreased our revenues. We have also paused our shared rides offerings as a result of COVID-19. During certain periods in the past, these factors have led to a decrease in earning opportunities for drivers on our platform. Changes in travel trends and behavior arising from COVID-19, including as a result of new strains of COVID-19, may continue to develop or persist over time and further contribute to this adverse effect.
•Changes in driver behavior arising from COVID-19 have led to reduced levels of driver availability on our platform beginning in the second quarter of 2020. To the extent that driver availability is limited, our service levels may be negatively impacted, which may adversely affect our business, financial condition and results of operation.
•In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results until the pandemic subsides.
•The impacts of the COVID-19 pandemic on our business customers have caused a reduction in demand for our Lyft Business offerings and that reduction may persist or expand further in the future.
•The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having corporate employees in nearly all of our locations work remotely, limiting employee travel, and cancelling, postponing or holding virtual events and meetings. We may be required to or choose voluntarily to take additional actions for the health and safety of our workforce and users of our platform, including after the pandemic subsides and with respect to vaccination, whether in response to government orders or based on our own determinations of what is in the best interests of our employees or users of our platform. The effects of the pandemic, including remote working arrangements for employees, may also impact our real estate footprint, financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. To the extent these measures result in decreased productivity, harm our company culture, adversely affect our ability to timely and accurately report our financial statements or maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
•We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meet our standards is critical to our operations. We also design and contract to manufacture certain assets related to our network of shared bikes and scooters and we rely on a small number of suppliers for components and manufacturing services. We have faced challenges due to the COVID-19 pandemic related to these assets, such as delays in their manufacture and delivery, and we may face additional challenges in future periods. These challenges may adversely affect our ability to deploy new bikes and scooters on our network or to implement new features on our network of shared bikes and scooters. These supply chain issues have and may continue to adversely affect our business, financial condition and results of operations.
•The impacts of COVID-19 have and may continue to have an adverse impact on the demand for vehicles rented to drivers through our Express Drive program, and for our fleet rented to users through Lyft Rentals. Further, COVID-19 has and may continue to negatively impact Lyft's ability to conduct rental operations through the Express Drive program and Lyft Rentals as a result of restrictions on travel, mandated closures, limited staffing availability, and other factors related to COVID-19. For example, in 2020, Lyft Rentals temporarily ceased operations, closing its rental locations, as a result of COVID-19. Further, while Express Drive rental periods renew on a weekly basis, new rental reservations were temporarily blocked, and subsequently re-opened with modified operations to limit the proximity and amount of interactions between associates and drivers, and to address additional cleaning which may be required as a result of COVID-19. These operations are more costly, and vulnerable to shortages of cleaning supplies or other materials required to operate rental sites while minimizing the risk of exposure to COVID-19. As a result of the adverse impact to demand for rides on the rideshare platform, drivers renting from Express Drive have had and may continue to have a diminished ability to pay their rental fees. In response, in 2020, Flexdrive temporarily reduced pricing for Flexdrive rentals in cities most affected by COVID-19, and have waived rental fees for drivers who are confirmed to have tested positive for COVID-19 or requested to quarantine by a medical professional. Further, Lyft has faced significantly higher costs in transporting, repossessing, cleaning, and storing unrented and returned vehicles from both fleets. These impacts to the demand for and operations of the different rental programs have and may continue to adversely affect our business, financial condition and results of operation.
•The COVID-19 pandemic may delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle-related technology, including through direct impacts of the COVID-19 virus on employee and contractor health; shelter-in-place orders by local, state, or federal governments negatively impacting operations, including our ability to test autonomous vehicle-related technology; impacts to our supply chains or those of our current or prospective partners and suppliers; or economic impacts limiting our or our current or prospective partners or suppliers ability to expend resources on developing and deploying autonomous vehicle-related technology. These impacts to the development and deployment of autonomous vehicle-related technology may adversely affect our business, financial condition and results of operations.
•In response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. As the severity, magnitude and duration of the COVID-19 pandemic, the public health responses, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. As the United States begins to reopen, the recovery of the economy and our business have fluctuated and vary by geography. Further, the ultimate impact of the COVID-19 pandemic on our users, customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response local or regional economies, travel, and economic activity; the speed and efficacy of vaccine distribution; the availability of government funding programs; evolving laws and regulations regarding COVID-19, including those related to disclosure and notification; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; the duration of the pandemic; the extent of any virus mutations or new strains of COVID-19; and the pace of recovery when the COVID-19 pandemic subsides.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability, including any instability surrounding the United Kingdom’s exit from the EU (Brexit) and other geopolitical developments, or other catastrophic events, such as the explosion in Nashville on December 25, 2020, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, COVID-19 has led to certain business disruptions as described in our other risk factors, including travel bans and restrictions, and shelter in place orders that have resulted in declines in demand for our services, as well as adverse effects on drivers and riders on our platform, our suppliers and the economy, all of which have had and may continue to have an adverse effect on our business, financial condition and results of operations. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
Our business and results of operations are also subject to global economic conditions, including any resulting effect on spending by us or riders. If general economic conditions deteriorate in the United States or in other markets where we operate, discretionary spending may decline and demand for ridesharing may be reduced. An economic downturn resulting in a prolonged recessionary period may have a further adverse effect on our revenue.
Risks Related to Operational Factors
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
•develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, Driver Centers and Mobile Services, certain vehicles in the Express Drive program, vehicles for Lyft Rentals, and autonomous vehicle technology;
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
•successfully develop new platform features, offerings and services to enhance the experience of users; and
•right-size our real estate portfolio.
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
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $1.8 billion, $2.6 billion, and $0.9 billion in the year ended December 31, 2020, 2019 and 2018, respectively. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California including providing drivers in California with new earnings opportunities and protections, including contributions towards health care coverage, occupational accident insurance and minimum guaranteed earnings, and we have incurred and expect to continue to incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Flexdrive and Lyft Rentals. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, Mobile Services and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards may continue to be a significant expense in future periods, and we have $905.6 million of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 2.4 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Additionally, there are other non-U.S.-based TaaS network companies that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Apple, Argo AI, Aurora, Baidu, and General Motors (Cruise) as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
Certain of our competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or bikes and scooters, or they may have other financial, technical or resource advantages. These factors may allow our competitors to derive greater revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs or respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings.
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
•our ability to develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, Driver Centers and Mobile Services, certain vehicles in the Express Drive program, vehicles for Lyft Rentals and autonomous vehicle technology, including the success of any strategic options we may consider with regard to our assets;
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
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, particularly after the COVID-19 pandemic, if at all. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely-adopt ridesharing and our other offerings. We cannot be certain whether the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or the willingness of riders to use shared bikes or scooters. In addition, we have paused our shared rides offerings, and we were temporarily restricted from operating our bike share and scooter share programs in one jurisdiction due to public health and safety measures implemented in response to the COVID-19 pandemic and subsequently temporarily suspended rentals of scooters due to concerns with certain aspects of the program. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of shared bikes and scooters, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers, or to increase utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors, or if drivers become dissatisfied with our programs and benefits, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, beginning in the latter portion of the second quarter of 2020, we saw a shortage of available drivers relative to rider demand in certain markets where restrictions on social activities and visiting business venues were eased. This imbalance fluctuates for various reasons to the extent that driver availability remains limited, and our revenue may be negatively impacted. In order to improve driver availability, we may increase incentives available to drivers, which could negatively impact revenue. Additionally, following the passage of Proposition 22 in California, we have begun to provide for drivers to receive the earning opportunities described in the ballot measure. Our competitors may attempt to compete for drivers on the basis of these earning opportunities, or drivers may determine that such earning opportunities are not sufficient. Further, other jurisdictions may adopt similar laws and regulations, which we would likely increase our expenses. Notwithstanding the passage of Proposition 22, we are subject to ongoing litigation in California, including efforts to overturn Proposition 22, and in other jurisdictions. If we are unsuccessful in this ongoing litigation in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we will need to develop and implement an employment model that we have not historically used. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand. Similar rulings in other jurisdictions may cause similar effects.
If drivers are unsatisfied with our partners, including our third-party vehicle rental partners, our ability to attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers could be adversely affected. Further, incentives we provide to attract drivers could fail to attract and retain qualified drivers or fail to increase utilization by existing drivers, or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration, labor and employment laws or background check requirements, may result in a shift or decrease in the pool of qualified drivers, which may result in increased competition for qualified drivers or higher costs of recruitment, operation and retention. Other factors outside of our control, such as the COVID-19 pandemic or other concerns about personal health and safety, increases in the price of gasoline, vehicles or insurance, or concerns about the availability of government or other assistance programs if drivers continue to drive on our platform, may also reduce the number of drivers on our platform or utilization of our platform by drivers, or impact our ability to onboard new drivers. If we fail to attract qualified drivers on favorable terms, fail to increase utilization of our platform by existing drivers or lose qualified drivers to our competitors, we may not be able to meet the demand of riders, including maintaining a competitive price of rides to riders, and our business, financial condition and results of operations could be adversely affected.
If we fail to cost-effectively attract new riders, or to increase utilization of our platform by existing riders, our business, financial condition and results of operations could be harmed.
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. Further, government and private business actions in response to the COVID-19 pandemic, such as travel bans, travel restrictions, shelter-in-place orders, increased reliance on work-from-home rather than working in offices, and people and businesses electing to move away from more densely populated cities, have decreased and may continue to decrease utilization of our platform by riders. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters and Lyft Rentals vehicles, our business, financial condition and results of operations could be adversely affected.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of December 31, 2020 and 2019 were $1.1 billion and $1.4 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any operations-related claims that we make.
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
The amount of one or more auto-related claims or operations-related claims has exceeded and could continue to exceed our applicable aggregate coverage limits, for which we have borne and could continue to bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many types of claims, coverages and for a variety of commercial risk and are likely to do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced to manage pricing pressure. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, (v) the number of claims and average claim cost under our deductibles or self-insured retentions differs from historic averages or (vi) an insurance policy is cancelled or non-renewed.
Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuary firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as the COVID-19 pandemic. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. Additionally, we have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our financial condition and results of operations. For example, the adverse development to insurance reserves we experienced in the fourth quarter of 2020 was largely attributable to historical auto losses that are associated with accident liabilities from the end of 2018 and 2019.
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
We rely on third-party background check providers to screen potential and existing drivers, and if such providers fail to provide accurate information, or if providers are unable to complete background checks because of court closures or other unforeseen government shutdown, or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on third-party background check providers to screen the records of potential and existing drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards. Our business has and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks because of court closures or other government shutdown related to the COVID-19 pandemic, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven and incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than us. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. In the past, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and there can be no assurance that we will not be forced, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing during the COVID-19 pandemic have imposed limits on prices for certain rides and certain local regulations regarding minimum earnings standards for drivers have caused us to revise our pricing methodology in certain markets, including New York City and Seattle. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and may in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The recent passage of Proposition 22 in California will enable us to provide additional earning opportunities to drivers in California, including guaranteed earnings. We expect that this transition will continue to require additional costs and we expect to face other challenges as we transition drivers to this new model, including potential changes to our pricing. We have also launched, and may in the future launch, certain changes to the rates and fee structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Driver Hubs, Driver Centers and Mobile Services, Express Drive program and Lyft Rentals, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently grow and further develop our network of shared bikes and scooters, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in May 2019 the San Francisco Municipal Transportation Agency (“SFMTA”) opened a public permit application process for bike share operators in violation of our exclusive right to operate a bike share program in San Francisco’s public rights-of-way. In June 2019, we filed an action for injunctive and declaratory relief through one of our subsidiaries to protect its negotiated right to exclusivity for a bike share program and, in July 2019, the court granted a preliminary injunction preventing the SFMTA from issuing any permits in violation of those exclusive rights. While we entered into a settlement agreement with SFMTA in January 2021 pursuant to which we settled this litigation and SFMTA agreed not to issue permits to other bike share operators in violation of our exclusive rights, other jurisdictions in which we currently hold, or may in the future hold, exclusive rights to operate could follow suit in issuing permits in violation of such exclusive rights or in making a determination that we do not hold exclusive rights to operate. A negative determination in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. For example, the city of Miami suspended rentals of bikes and scooters from March through October 2020 as a result of the COVID-19 pandemic and again suspended rentals of scooters from December 2020 through February 2021 due to concerns with certain aspects of the program. While we do not expect any denial or suspension in an individual region to have a material impact, these denials or suspensions in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of shared bikes and scooters, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
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
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises, such as the COVID-19 pandemic, governmental or regulatory changes and other factors beyond our control have and could continue to affect our suppliers’ ability to deliver products on a timely basis. For example, as a result of the COVID-19 pandemic, some of our suppliers have been delayed in delivering products, which has resulted in our later than anticipated deployment of products to the market in some cases.
We incur significant costs related to the design, purchase, sourcing and operations of our network of shared bikes and scooters and we expect to continue incurring such costs as we expand our network of shared bikes and scooters. The prices and availability of bikes and scooters and related products may fluctuate depending on factors beyond our control including market and economic conditions, tariffs, changes to import or export regulations and demand. Substantial increases in prices of these assets or the cost of our operations would increase our costs and reduce our margins, which could adversely affect our business, financial condition and results of operations. Further, customs authorities may challenge or disagree with our classification, valuation or country of origin determinations of our imports. Such challenges could result in tariff liabilities, including tariffs on past imports, as well as penalties and interest. Although we have reserved for potential payments of possible tariff liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.
Our bikes and scooters or components thereof, including bikes and scooters and components that we design and contract to manufacture using third-party suppliers, may experience quality problems, defects or acts of vandalism or theft from time to time, which could result in decreased usage of our network of shared bikes and scooters or loss of our bikes or scooters. There can be no assurance we will be able to detect and fix all defects, vandalism or theft of our bikes and scooters. Failure to do so could result in lost revenue, litigation or regulatory challenges, including personal injury or products liability claims, and harm to our reputation.
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
We partner with several companies to develop autonomous vehicle technology and offerings, including, at times, the development of jointly-owned intellectual property, and we continue to devote resources towards developing our own autonomous vehicle technology for use on our platforms. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area, and our partners may decide to terminate their partnerships with us. In addition, the COVID-19 pandemic may adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology. We recently announced that we were exploring strategic options for our Level 5 self-driving system development program. If we are unable to efficiently develop our own autonomous vehicle technology or to develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platform, if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our efforts to optimize our strategy with regard to our autonomous vehicle technology development are not successful, our business, financial condition and results of operations could be adversely affected.
The autonomous vehicle industry may not continue to develop, or autonomous vehicles may not be adopted by the market, which could adversely affect our prospects, business, financial condition and results of operations.
We have invested, and plan to continue to invest, in the development of autonomous vehicle-related technology for use on our platforms. Autonomous driving involves a complex set of technologies, including the continued development of sensing, computing and control technology. We rely both on our own research and development and on strategic partnerships with third-party developers of such technologies, as such technologies are costly and in varying stages of maturity. There is no assurance that this research and development or these partnerships will result in the development of market-viable technologies or commercial success in a timely manner or at all. In order to gain acceptance, the reliability of autonomous vehicle technology must continue to advance.
Additional challenges to the development and deployment of autonomous vehicle technology, all of which are outside of our control, include:
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
Failure to detect, prevent or fix defects and vandalism, or to properly maintain or repair our bikes and scooters could result in a variety of consequences including product recalls and removal from service, service interruptions, injuries, litigation, enforcement actions and regulatory proceedings. The occurrence of real or perceived quality problems or material defects in our current or future bikes and scooters could result in negative publicity, service interruptions, regulatory proceedings, enforcement actions or lawsuits filed against us, particularly if riders or third parties are injured. Even if injuries to riders or third parties are not the result of any defects in, vandalism of, or the failure to properly maintain or repair our bikes or scooters, we may incur expenses to defend or settle any claims or respond to regulatory inquiries, and our brand and reputation may be harmed. Any of the foregoing risks could also result in decreased usage of our network of shared bikes and scooters and adversely affect our business, brand, financial conditions and results of operations.
Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate or growth in demand for our offerings may slow over time.
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly. Accordingly, our recent revenue growth rate and financial performance, both prior to the effects of COVID-19, and the decline related to COVID-19, should not be considered indicative of our future performance. In 2020, 2019 and 2018, our revenue was $2.4 billion, $3.6 billion and $2.2 billion, respectively, representing a 35% decrease in rate from 2019 to 2020 and a 68% growth rate from 2018 to 2019. We have experienced a decline in revenue in 2020 due to decreased demand for our ridesharing platform in light of the COVID-19 pandemic, and we expect that our revenue growth rate and financial performance in future quarters will continue to be harmed. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As our business recovers from the effects of COVID-19 and we endeavor to return to growth, our revenue growth rates will fluctuate due to a number of reasons, which may include long-term impacts of the COVID-19 pandemic on our business, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Since 2012, we have generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. The number of our full-time employees increased from 2,708 as of December 31, 2017, to 4,675 as of December 31, 2020. However, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee total security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including having employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees (including increased use of video conferencing), our exposure to cyberattacks or security breaches may increase. Further, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, our employees have been accused in the past of violating these policies and we may be subject to these types of accusations in the future.
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
In January 2019, we entered into an addendum to our commercial agreement with AWS, pursuant to which we committed to spend an aggregate of at least $300 million between January 2019 and December 2021 on AWS services, with a minimum amount of $80 million in each of the three years. In May 2020, we amended the addendum to extend the commitment period through June 2022 with no change to the aggregate commitment amounts. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference, which could adversely affect our financial condition and results of operations.
We rely on third-party and affiliate vehicle rental partners for our Express Drive program as well as third-party vehicle supply, fleet management and finance partners to support our Express Drive Program and Lyft Rentals Program, and if we cannot manage our relationships with such parties and other risks related to our Express Drive and Lyft Rentals program, our business, financial condition and results of operations could be adversely affected.
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
Our Express Drive and Lyft Rentals programs expose us to certain risks, including with respect to decreases in the residual value related to the used car market values, or reductions in the utilization, of vehicles in the fleet.
For the Lyft Rentals consumer car rental business and, through our subsidiary Flexdrive, for vehicles rented to drivers through our Express Drive program, we source a portion of the fleet from a range of auto manufacturers. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to sell cars to us on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, we may be unable to obtain a sufficient number of vehicles to operate our Express Drive or Lyft Rentals businesses without significantly increasing our fleet costs or reducing our volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact rider demand, the demand for or ability to rent vehicles in Lyft Rentals or the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleet. Reduced utilization has increased and could continue to increase costs of maintaining the fleet or storing or moving unused vehicles.
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
We rely on a limited number of third-party payment processors to process payments made by riders and payments made to drivers on our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to drivers on our platform, any of which could make our platform less convenient and attractive to users and adversely affect our ability to attract and retain qualified drivers and riders.
Nearly all rider payments and driver payouts are made by credit card, debit card or through third-party payment services, which subjects us to certain payment network or service provider operating rules, to certain regulations and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional operating rules, regulations and risks. We may be also subject to a number of other laws and regulations relating to the payments we accept from riders, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to riders. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.
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
Our expansion into bike and scooter sharing, other modes of transportation, auto repair and collision services, vehicle rental programs and delivery services has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, we face the risk that our network of shared bikes and scooters, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. Additionally, from time to time we may reevaluate our offerings on our multimodal platform and decide to discontinue an offering or certain features. Such actions may negatively impact revenue in the short term and may not provide the benefits we expect in the long term. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
Our new delivery service platform may not be successful and may expose us to additional risks.
In response to the COVID-19 pandemic, we are piloting a new delivery service platform for a period of time to assess its feasibility. This offering, which began in April 2020, currently allows businesses to send goods, including meals and medical supplies, from one location to another. Drivers are provided the opportunity to opt-in to receive delivery requests and are currently paid based on the driver rate card for a standard Lyft ride. Delivery is not currently available in all markets and therefore not all drivers have the opportunity to receive delivery requests at this time. We face a number of challenges that may affect the ultimate success of this offering, including:
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
•we may be subject to litigation in a number of areas, including personal injury and automotive liability, and we may be unsuccessful in compelling to arbitration claims brought by drivers providing rideshare and delivery services on the Lyft Platform;
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
With the adoption of our up-front pricing methodology, we quote a price to riders of our ridesharing offering before they request a ride. We earn fees from drivers either as the difference between an amount paid by a rider based on an up-front quoted fare and the amount earned by a driver based on the actual time and distance for the trip or as a fixed percentage of the fare charged to the rider, in each case, less any applicable driver incentives and any pass-through amounts paid to drivers and regulatory agencies. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to pay a driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our up-front prices, our ability to compete effectively in these locations could be adversely affected. If we are unable to effectively manage our up-front pricing methodology in conjunction with our existing and future pricing and incentive programs, our business, financial condition and results of operations could be adversely affected.
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
•the inability to achieve adherence to our internal policies and core values, including our diversity, equity and inclusion practices and initiatives;

•competitive pressures to move in directions that may divert us from our mission, vision and values;
•the continued challenges of a rapidly-evolving industry;
•the increasing need to develop expertise in new areas of business that affect us;
•negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management;
•the provision of employee benefits in the COVID-19 environment; and
•the integration of new personnel and businesses from acquisitions.
From time to time, we have undertaken workforce reductions in order to better align our operations with our strategic priorities, managing our cost structure or in connection with acquisitions. For example, in response to the effects of the COVID-19 pandemic on our business, we took certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. These actions may adversely affect our ability to attract and retain personnel and maintain our culture. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.
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
We have integrations with a variety of productivity, collaboration, travel, data management and security vendors. As our offerings expand and evolve, including to the extent we continue to develop autonomous technology, we may have an increasing number of integrations with other third-party applications, products and services. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors or technology partners may take actions which disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate and distribute our platform. As our respective products evolve, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, our products, platform, business, financial condition and results of operations could be adversely affected.
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
Although we have processes for using open source software to avoid subjecting our platform to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
We have started expanding our presence internationally. In 2017, we launched our offerings in Canada and we may continue to expand our international offerings. In addition, we have several international offices that support our business. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
•political, economic, or social instability, which has caused disruptions in certain of our office locations, including in Belarus;
•operating in jurisdictions where we do not have, or that do not protect, intellectual property rights to the same extent as the United States; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful, which may result in shutting down international operations or closing international offices. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition and results of operations could be adversely affected.

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
Risks Related to Regulatory and Legal Factors
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, auto maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, background checks, public health, anti-corruption, anti-bribery, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
The ridesharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or comply with certain reporting and other compliance requirements to provide our ridesharing, bike and scooter sharing, auto repair and collision services, Flexdrive, Lyft Rentals and autonomous vehicle offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke existing or deny renewals of permits to operate, delay our ability to operate, increase their fees, charge new types of fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings. Any of the foregoing actions by these jurisdictions and governmental entities could adversely affect our business, financial condition and results of operations.
Recent financial, political and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors, such as ridesharing and delivery companies. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. See the risk factor entitled “Challenges to contractor classification of drivers that use our platform may have adverse business, financial, tax, legal and other consequences to our business.” Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another, and may have a negative outcome that could adversely affect our business, operations, financial condition, and results of operations. Additionally, we have invested and from time to time we will continue to invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations, particularly those related to the ridesharing industry, which may negatively impact the legal and administrative proceedings challenging the classification of drivers on our platform as independent contractors if we are unsuccessful or lead to additional costs and expenses even if we are successful. These activities may not be successful, and any negative outcomes could adversely affect our business, operations, financial condition and results of operations.
Our industry is relatively nascent and is rapidly evolving and increasingly regulated. We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on or attempted to ban ridesharing and bike and scooter sharing. For example, in December 2018, the New York City Taxi & Limousine Commission adopted rules governing minimum driver earnings calculations and utilization rates applicable to our ridesharing platform, as well as certain other ridesharing platforms. In January 2019, we filed an Article 78 Petition through two of our subsidiaries challenging these rules before the Supreme Court of the State of New York, which was denied in May 2019. In December 2019, we appealed this decision and in December 2020, our appeal was denied. The City of Seattle also adopted the Transportation Network Company Driver Minimum Compensation Ordinance effective January 1, 2021, which sets minimum driver earnings calculations for our rideshare platform as well as other rideshare platforms. Other jurisdictions in which we currently operate or may want to operate could follow suit. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On June 25, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a motion for preliminary injunction against us and Uber. On August 10, 2020, the court granted the motion for a preliminary injunction, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit. On August 12, 2020, we filed a notice of appeal of the court's order and on August 20, 2020, the California Court of Appeal stayed the preliminary injunction pending resolution of the appeal. The Court of Appeal affirmed the preliminary injunction on October 22, 2020. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provides a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law and Proposition 22 went into effect on December 16, 2020. We filed a petition for rehearing of our appeal with the California Court of Appeal on November 6, 2020, which was denied on November 20, 2020. On December 1, 2020, we filed a petition for review with the California Supreme Court, which was denied on February 10, 2021. The case will now proceed in San Francisco Superior Court. On January 12, 2021, a lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 violates the California Constitution. The Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 12, 2021. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies' respective platforms as independent contractors under Massachusetts wage and hour laws, seeking declaratory and injunctive relief. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourself vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
The results of Proposition 22 in California have caused us to alter our operations and incur additional costs and we may face additional challenges as we implement these changes.
The recent passage of Proposition 22 in California led us to continue providing flexible earning opportunities to drivers in California. We expect that this transition will require additional costs and we expect to face other challenges as we transition drivers to this new model, including the logistics of providing the additional earning opportunities, as well as potential changes to our pricing. The change in model may also affect our ability to attract and retain drivers and riders. To the extent similar classification models are adopted in other jurisdictions, we may face similar costs and challenges. Notwithstanding the passage of Proposition 22, we continue to face litigation in California, including to overturn Proposition 22, and in other jurisdictions which may in the future require us to classify drivers as employees if we are unsuccessful in our ongoing litigation.
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
Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or intellectual property. We rely on a combination of patents, copyrights, trademarks, service marks, trade dress, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective, and may vary by jurisdiction. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. The laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States and effective intellectual property protections may not be available or may be limited in foreign countries. Our domestic and international intellectual property protection and enforcement strategy is influenced by many considerations including costs, where we have business operations, where we might have business operations in the future, legal protections available in a specific jurisdiction, and/or other strategic considerations. As such, we do not have identical or analogous intellectual property protection in all jurisdictions, which could risk freedom to operate in certain jurisdictions if we were to expand. As we expand our international activities, our exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase. We may need to expend additional resources to protect, enforce or defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international operations. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. We also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.
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
Additionally, we have incurred, and expect to continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations. In particular, with laws and regulations such as the CCPA and CPRA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. In particular, with regard to HIPAA, we may incur increased costs as we perform our obligations to our healthcare customers under our agreements with them. As we consider expansion of business offerings and markets and as laws and regulations change, we expect to incur additional costs related to privacy, data protection and information security standards and protocols imposed by laws, regulations, industry standards or contractual obligations related to such offerings and face additional risks that such expansion could be inconsistent with, or fail or be alleged to fail to meet all requirements of such laws, regulations or obligations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings such as autonomous vehicles, Driver Centers and Mobile Services, our network of shared bikes and scooters and deliveries, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.

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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion or from the expanded work-from-home practices of our employees in response to COVID-19 shelter-in-place orders. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports commencing with this annual report on Form 10-K. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
Additionally, commencing with this annual report on Form 10-K, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
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
We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the settlement of RSUs. Since the initial settlement date for the RSUs that vested upon the effectiveness of our registration statement on Form S-1 related to our initial public offering, or our IPO Registration Statement, we have withheld shares and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. During the year ended December 31, 2020, we have expended a total of approximately $20.2 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.
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
Climate change may have a long-term impact on our business.
We have established environmental programs such as our commitment to 100% electric vehicles (EVs) on our platform by the end of 2030, and requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate- related risks wherever business is conducted. For example, our San Francisco, California headquarters are projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change regulation such as California’s Senate Bill 1014, which will impose greenhouse gas and EV requirements on our industry, and failure to meet the future requirements could have adverse impacts on our costs and ability to operate in California, as well as public goodwill towards our company. Finally, we advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators, and any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of transportation network companies’ unique needs could challenge our ability to progress toward our 100% EV commitment.
Risks Related to Financing and Transactional Factors
We may require additional capital, which may not be available on terms acceptable to us or at all.
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings. In May 2020, we issued $747.5 million in aggregate principal amount of our 2025 Notes and from time to time, we may seek additional equity or debt financing, including by the issuance of securities. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 2025 Notes, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business, such as our acquisitions of Motivate in November 2018 and Flexdrive in February 2020, as well as divestitures, partnerships and other transactions. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets, and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue.
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
In addition, we may divest businesses or assets, enter into joint ventures or strategic partnerships or other strategic transactions. For example, we recently announced that we were exploring strategic options for our Level 5 self-driving system development program. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction. Further, during the pendency of a divestiture or during the integration process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 9 "Debt" to our consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of December 31, 2020, we had $680.0 million of indebtedness for borrowed money outstanding.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
In connection with the issuance of our 2025 Notes, we entered into the capped call transactions, or Capped Calls. The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
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
As of December 31, 2020, we had $6.2 billion of federal, $5.4 billion of state and $3.4 million of foreign net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2030 for federal, 2022 for state and 2037 for foreign tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
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
Risks Related to Governance and Ownership of our Capital Stock Factors
The dual class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 23.17% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 13.06% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of December 31, 2020 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of December 31, 2020.
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
None.
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
Item 3. Legal Proceedings.
See discussion under the heading Legal Proceedings in Note 8 to the consolidated financial statements included in Part 2, Item 8 of this report.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock is traded on The Nasdaq Global Select Market under the symbol “LYFT.” Our Class B common stock is neither listed nor traded.
Holders of Record
As of December 31, 2020, there were approximately 270 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of December 31, 2020, there were six stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially owned by either Logan Green or John Zimmer.
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

Comparison of Cumulative Return for Lyft,
S&P 500 Index and the S&P 500 Information Technology Index
LYFT
S&P 500
S&P 500 IT
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
Mar-19
Apr-19
May-19
Jun-19
Jul-19
Aug-19
Sep-19
Oct-19
Nov-19
Dec-19
Jan-20
Feb-20
Mar-20
Apr-20
May-20
Jun-20
Jul-20
Aug-20
Sep-20
Oct-20
Nov-20
Dec-20

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.

Use of Proceeds
Our initial public offering of our Class A common stock was effected pursuant to a registration statement on Form S-1 (File No. 333-229996), which was declared effective by the SEC on March 28, 2019.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 28, 2019, pursuant to Rule 424(b) of the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data.
The following selected consolidated statement of operations data for the years ended December 31, 2020, 2019, and 2018, and the selected consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations for the year ended December 31, 2017 and 2016, and the selected consolidated balance sheet as of December 31, 2017 and 2016, have been derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected consolidated financial and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except for per share amounts)
Revenue	$2,364,681	$3,615,960	$2,156,616	$1,059,881	$343,298
Costs and expenses(1)
Cost of revenue	1,447,516	2,176,469	1,243,400	659,533	279,011
Operations and support	453,963	636,116	338,402	183,513	97,880
Research and development	909,126	1,505,640	300,836	136,646	64,704
Sales and marketing	416,331	814,122	803,751	567,015	434,344
General and administrative	946,127	1,186,093	447,938	221,446	159,962
Total costs and expenses	4,173,063	6,318,440	3,134,327	1,768,153	1,035,901
Loss from operations	(1,808,382)	(2,702,480)	(977,711)	(708,272)	(692,603)
Interest expense	(32,678)	—	—	—	—
Other income, net	43,669	102,595	67,114	20,527	10,210
Loss before income taxes	(1,797,391)	(2,599,885)	(910,597)	(687,745)	(682,393)
Provision for (benefit from) income taxes	(44,534)	2,356	738	556	401
Net loss	$(1,752,857)	$(2,602,241)	$(911,335)	$(688,301)	$(682,794)
Net loss per share attributable to common stockholders, basic and diluted	$(5.61)	$(11.44)	$(43.04)	$(35.53)	$(37.08)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	312,175	227,498	21,176	19,371	18,413

_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$28,743	$81,321	$501	$464	$518
Operations and support	15,829	75,212	177	2,549	1,066
Research and development	325,624	971,941	4,107	2,379	2,696
Sales and marketing	23,385	72,046	261	415	974
General and administrative	172,226	398,791	3,531	3,739	4,140
Total stock-based compensation expense	$565,807	$1,599,311	$8,577	$9,546	$9,394
Consolidated Balance Sheets Data

	As of December 31,
	2020 (1)	2019 (1)	2018	2017
	(in thousands)
Cash and cash equivalents	$319,734	$358,319	$517,690	$1,106,102
Operating lease right of use assets	275,756	441,258	—	—
Total assets	4,678,964	5,691,383	3,760,043	3,016,727
Operating lease liabilities — current	49,291	94,199	—	—
Operating lease liabilities	265,803	382,077	—	—
Long-term debt, net of current portion	644,236	—	—	—
Total liabilities	3,002,801	2,837,299	1,479,277	712,116
Redeemable convertible preferred stock	—	—	5,152,047	4,284,049
Accumulated deficit	(7,300,428)	(5,547,571)	(2,945,330)	(2,033,995)
Total stockholders’ equity (deficit)	$1,676,163	$2,854,084	$(2,871,281)	$(1,979,438)
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses fiscal years 2020 and 2019 and year-to-year comparisons between 2020 and 2019. Discussions of fiscal year 2018 and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Financial Results for the Year Ended December 31, 2020
•Total revenue was $2.4 billion, a decrease of 35% year-over-year.
•Total costs and expenses were $4.2 billion, including stock-based compensation expense of $565.8 million and insurance costs related to changes to insurance reserves attributable to historical periods of $168.1 million.
•Loss from operations was $1.8 billion.
•Net loss was $1.8 billion.
•Cash used in operating activities was $1.4 billion.
•Unrestricted cash and cash equivalents and short-term investments totaled $2.3 billion as of December 31, 2020.

Impact of COVID-19 to our Business
The COVID-19 pandemic continues to spread throughout the United States, Canada, and in many other countries globally. The spread of COVID-19 has caused public health officials to recommend and governments to enact precautions to mitigate the spread of the virus, including travel restrictions, extensive social distancing measures and issuing “shelter-in-place” orders in many regions of the United States and Canada. Beginning in the middle of March 2020, the pandemic and these related responses have caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. These impacts are ongoing and have continued into 2021.
We continue to closely monitor the impact of the COVID-19 pandemic. Although demand has improved compared to the second quarter of 2020, it remains significantly below the prior year. The exact timing and pace of the recovery remain uncertain. As certain regions have reopened, some have experienced a resurgence of COVID-19 cases and reimposed restrictions. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic, actions by government authorities and private businesses to contain the pandemic or recover from its impact, and the availability and distribution of the vaccine, among other things. Even as travel restrictions have been and will continue to be modified or lifted, we anticipate that continued social distancing, altered consumer behavior, reduced travel and commuting and expected corporate cost cutting will be significant challenges for us. The strength and duration of these challenges cannot be presently estimated.
In response to the COVID-19 pandemic, beginning in March and continuing into the first quarter of 2021, we have adopted multiple measures, including pausing our shared rides offerings, distributing thousands of bottles of hand sanitizer, masks and partitions to drivers on our platform, requiring face coverings on all rideshare trips, providing most employees with the option to work from home at least until September 1, 2021, restricting non-critical business travel by our employees, and making adjustments to our expenses and cash flow to correlate with declines in revenues. For example, in the second quarter of 2020, in an effort to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the pandemic, we announced the following actions:
•Termination of approximately 17% of our employees;
•Furlough of approximately 300 employees;
•Implementation of a reduction in base salary for exempt employees for 12 weeks, ranging from 10% for most non-hourly employees and up to 30% for our senior leadership team; and
•Members of our board of directors voluntarily agreeing to forego 30% of their cash compensation for the second quarter of 2020.
As a result of these actions, we recognized a stock-based compensation benefit related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards of $72.7 million offset by a charge related to the accelerated vesting of certain equity awards for employees who were terminated of $22.9 million. Additionally, we recognized other restructuring charges including severance and other employee costs of $32.1 million and lease termination and other restructuring charges of $3.1 million, resulting in a net benefit of $14.5 million in the second quarter of 2020. In the fourth quarter of 2020, we terminated 45 employees in our continued efforts to reduce operating expenses resulting in an additional $1.4 million in net restructuring charges. However, these actions have and will only mitigate a limited portion of the negative effects of the pandemic on our business.
In addition to the actions outlined above, we also significantly decreased our planned 2020 capital expenditure spending. We decreased rider incentives to an all-time low in the second quarter of 2020 and maintained them near the historical low through the fourth quarter of 2020, resulting in a significant decrease in sales and marketing expenses.
During the second quarter of 2020, we also issued $747.5 million in aggregate principal amount of 1.50% convertible senior notes due 2025, or the 2025 Notes. In addition, we entered into privately negotiated capped call transactions with the option counterparties at a cost of approximately $132.7 million. We believe the net proceeds further improve our financial position for general corporate purposes and improve our ability to execute on capital expenditures, potential acquisitions and strategic transactions as they arise.
We remain confident in our ability to navigate this challenging time and continue to focus on our long-term growth opportunities and our business model, including our ability to be profitable in the future. With $2.3 billion in unrestricted cash and cash equivalents and short-term investments as of December 31, 2020, we believe we have sufficient liquidity to continue to support our business operations and to take strategic investments that are in the best interests of our employees and other stakeholders. For more information on risks associated with the COVID-19 pandemic and our litigation matters, see the section titled “Risk Factors” in Item 1A of Part I.

Recent Developments – Driver Classification
On November 3, 2020, California voters passed the ballot initiative, Proposition 22. Proposition 22 protects independence and flexibility, while providing them new earnings opportunities and protections, including contributions towards health care coverage, occupational accident insurance, and minimum guaranteed earnings. We have incurred additional expenses associated with these new earnings opportunities and protections. We do not expect these changes will have a material impact on our business, results of operations, financial position, or cash flows. See the sections titled “Legal Proceedings” and “Risk Factors” in Items 3 and 1A, respectively, of Part I for additional information.
Active Riders and Revenue per Active Rider
The COVID-19 pandemic caused a significant decrease in Active Riders and in revenue per Active Rider, though we experienced a recovery in revenue per Active Rider in the second half of 2020 as well as, to a lesser extent, the number of Active Riders. The number of Active Riders is a key indicator of the scale of our community and awareness of our brand. Revenue per Active Rider represents our ability to drive usage and monetization of our platform.

	Active Riders			Revenue per Active Rider
	2020	2019	Growth Rate	2020	2019	Growth Rate
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	21,211	20,503	3.5%	$45.06	$37.86	19.0%
Three Months Ended June 30	8,688	21,807	(60.1)%	$39.06	$39.77	(1.8)%
Three Months Ended September 30	12,513	22,314	(43.9)%	$39.94	$42.82	(6.7)%
Three Months Ended December 31	12,552	22,905	(45.2)%	$45.40	$44.40	2.3%
We define Active Riders as all riders who take at least one ride during a quarter where the Lyft Platform processes the transaction. An Active Rider is identified by a unique phone number. If a rider has two mobile phone numbers or changed their phone number and such rider took rides using both phone numbers during the quarter, that person would count as two Active Riders. If a rider has a personal and business profile tied to the same mobile phone number, that person would be considered a single Active Rider. If a ride has been requested by an organization using our Concierge offering for the benefit of a rider, we exclude this rider in the calculation of Active Riders. unless the ride is accessible in the Lyft App.
Beginning in the fourth quarter of 2020, some riders were able to access their Concierge rides in the Lyft App if they already had a Lyft account. Accordingly, Lyft updated the definition of Active Riders to include Concierge riders if the rider’s phone number matches that of a verified Lyft account, allowing the rider to access their ride in the Lyft App. This update resulted in a 0.01% increase, or an additional 927 Active Riders in the fourth quarter of 2020. Prior to the fourth quarter of 2020, all Concierge riders were excluded from the calculation of Active Riders as Concierge rides could not be matched with verified rider accounts.
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
With the exception of the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, Active Riders in each of the three month periods ended June 30, September 30, and December 31, 2020 was down compared to the same period in 2019. This was primarily due to the implementation of travel restrictions and extensive social distancing measures across North America in response to the COVID-19 pandemic since March 2020. However, relative to the trough in Active Riders for the three months ended June 30, 2020, our Active Riders base increased during the three months ended September 30, 2020 and was stable during the three months ended December 31, 2020 despite the surge in COVID-19 cases and the reintroduction of restrictive measures toward the end of the year. Local recovery trends continue to vary significantly.
Revenue per Active Rider for each of the three months ended June 30, 2020 and September 30, 2020 was down compared to the same period in 2019 reflecting the decline in ride frequency as a result of the COVID-19 pandemic. However, revenue per Active Rider reached an all time high in the three months ended December 31, 2020, reflecting a mix shift toward higher frequency Active Riders as new rider activations declined and lower frequency riders used the platform less often. Additions to our Active Rider base at the end of any quarter are generally dilutive to revenue per Active Rider for the quarter, which resulted in increased revenue per Active Rider this quarter. In the latter part of the fourth quarter, as COVID-19 cases surged and states and cities implemented restrictive measures intended to curb the spread, ride demand also declined.
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
Revenue Recognition
Revenues from Contracts with Customers (ASC 606)
We generate substantially all our revenue from our ridesharing marketplace that connects drivers and riders. We recognize revenue from fees paid by drivers for use of our Lyft Platform offerings in accordance with ASC 606 as described in Note 2 of the notes to our consolidated financial statements. Drivers enter into terms of service (“ToS”) with us in order to use our Lyft Driver App.
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
We recognize revenue from subscription fees paid by users to access transportation options through the Lyft Platform and mobile-based applications over the applicable subscription period.
Rental Revenue (ASC 842)
We generate rental revenues primarily from Flexdrive, our network of Light Vehicles, and Lyft Rentals. Under the Flexdrive and Lyft Rentals programs, we operate a fleet of rental vehicles comprised of both vehicles owned by us and vehicles leased from third-party leasing companies (“head leases”). We either lease or sublease vehicles to drivers and Lyft Rentals renters, as a result, we are considered the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis in the consolidated financial statements. Drivers who rent vehicles are charged rental fees, which we collect from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.
Revenue generated from single-use ride fees paid by Light Vehicles riders are recognized upon completion of each related ride. Revenue generated from Flexdrive and Lyft Rentals is recognized evenly over the rental period, which is typically seven days or less. Due to the short-term nature of the Flexdrive, Lyft Rentals, and Light Vehicle transactions, we classify these rentals as operating leases.
Insurance Reserves
We utilize both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated ultimate cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are determined on a quarterly basis by internal actuaries through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors among other inputs and assumptions. On an annual basis, an independent third-party actuary will evaluate the liabilities for appropriateness with claims reserve valuations.
Insurance claims may take years to completely settle, and we have limited historical loss experience. Because of the limited operational history, we make certain assumptions based on currently available information and industry statistics and utilize actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while we believe that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts that will ultimately be paid to settle the liability and when amounts will be paid may significantly vary from the estimated amounts provided for in the consolidated balance sheets. We continue to review our insurance reserve estimates in a regular, ongoing process as historical experience develops, additional claims are reported as settled, and the legal, regulatory and economic environment evolves.
Stock-Based Compensation
We incur stock-based compensation expense primarily from RSUs, performance based stock units (“PSUs”), stock options, and stock purchase rights granted under the our Employee Stock Purchase Plan (“ESPP”).
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

The fair value of RSUs and PSUs are estimated based on the fair market value of our common stock on the date of grant, which subsequent to our IPO is determined based on the closing price of our Class A common stock as reported on the date of grant. Prior to our IPO, we granted RSUs which vest upon the satisfaction of both a service condition and a performance condition.
Compensation expense for RSUs with service and performance conditions is amortized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of our IPO Registration Statement on March 28, 2019. On that date we recorded a cumulative stock-based compensation expense of $857.2 million using the accelerated attribution method for the RSUs for which the service condition was satisfied as of March 28, 2019. The remaining unrecognized stock-based compensation expense related to these RSUs is recorded over their remaining requisite service periods. The compensation expense for RSUs granted after March 28, 2019, which vest upon satisfaction of a service-based condition only, is recognized on a straight-line basis over the requisite service period. As of December 31, 2020, the total unrecognized compensation cost related to RSUs was $905.6 million, which we expect to recognize over the remaining weighted-average period of approximately 2.4 years.
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
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the goodwill may not be recoverable. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amounts, the quantitative impairment test will be required. There was no impairment of goodwill recorded for the years ended December 31, 2020, 2019 and 2018.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this report.
Components of Results of Operations
As noted above, we expect to see decreased levels of demand for our platform, decreased numbers of new rider activations, and negative impacts on revenue for so long as responsive measures to COVID-19 remain in place, and we have adopted multiple measures in response to the COVID-19 pandemic. We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results in future periods.
Revenue
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, and subscription fees paid by riders to access transportation options through the Lyft Platform. Revenue derived from these offerings are recognized in accordance with ASC 606 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our consolidated financial statements.
Revenue also consists of rental revenues recognized through leases or subleases primarily from Flexdrive, Lyft Rentals, and our network of Light Vehicles, which includes revenue generated from single-use ride fees paid by riders of Light Vehicles. Revenue derived from these offerings are recognized in accordance with ASC 842 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our consolidated financial statements.
We offer various incentive programs to drivers that are recorded as reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received.
Cost of Revenue
Cost of revenue consists of costs directly related to revenue generating transactions through our multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing and bike and scooter rentals and also includes occupational hazard insurance for drivers. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, vehicle lease expenses, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges, and gains and losses related to the sale of vehicles.
Operations and Support
Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, bike and scooter fleet operations support costs, driver background checks and onboarding costs, facility costs, certain car rental fleet support costs and fees paid to third-parties providing operations support. Bike and scooter fleet operations support costs include general repairs and maintenance, and other customer support activities related to repositioning bikes and scooters for rider convenience, cleaning and safety checks.
Research and Development
Research and development expenses primarily consist of personnel-related compensation costs and facilities costs. Such expenses include costs related to certain of our autonomous vehicle technology initiatives. Research and development costs are expensed as incurred.
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, driver incentives for referring new drivers or riders, advertising expenses, rider refunds and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred.
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation costs, professional services fees, certain insurance costs that are generally not required under TNC regulations, certain loss contingency expenses including legal accruals and settlements, insurance claims administrative fees, policy spend, depreciation, facility costs and other corporate costs. General and administrative expenses are expensed as incurred.
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

Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenue	$2,364,681	$3,615,960	$2,156,616
Costs and expenses
Cost of revenue	1,447,516	2,176,469	1,243,400
Operations and support	453,963	636,116	338,402
Research and development	909,126	1,505,640	300,836
Sales and marketing	416,331	814,122	803,751
General and administrative	946,127	1,186,093	447,938
Total costs and expenses	4,173,063	6,318,440	3,134,327
Loss from operations	(1,808,382)	(2,702,480)	(977,711)
Interest expense	(32,678)	—	—
Other income, net	43,669	102,595	67,114
Loss before income taxes	(1,797,391)	(2,599,885)	(910,597)
Provision for (benefit from) income taxes	(44,534)	2,356	738
Net loss	$(1,752,857)	$(2,602,241)	$(911,335)
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	61.2	60.2	57.6
Operations and support	19.2	17.6	15.7
Research and development	38.4	41.6	13.9
Sales and marketing	17.6	22.5	37.3
General and administrative	40.0	32.8	20.8
Total costs and expenses	176.5	174.7	145.3
Loss from operations	(76.5)	(74.7)	(45.3)
Interest expense	(1.4)	—	—
Other income, net	1.8	2.8	3.1
Loss before income taxes	(76.0)	(71.9)	(42.2)
Provision for (benefit from) income taxes	(1.9)	0.1	0.1
Net loss	(74.1)%	(72.0)%	(42.3)%
Comparison of Years Ended December 31, 2020, 2019 and 2018
Revenue

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
	2020	2019	2018
	(in thousands, except for percentages)
Revenue	$2,364,681	$3,615,960	$2,156,616	(35)%	68%
Revenue decreased $1.3 billion, or 35%, in the year ended December 31, 2020 as compared to the prior year, driven primarily by a decrease in the number of Active Riders beginning in March 2020 and continuing throughout 2020 due to the implementation of travel restrictions and extensive social distancing measures across North America in response to the COVID-19 pandemic.
We expect to see continued suppression of demand for our platform and resulting negative impacts on revenue for so long as the travel restrictions, extensive social distancing measures and other restrictive measures in response to COVID-19 remain in place and we cannot predict when such measures may no longer be in place. Even as these measures and travel restrictions have been and will continue to be modified or lifted, we cannot estimate the extent that continued social distancing, altered consumer behavior, reduced travel and commuting and expected corporate cost cutting will impact our business.
Cost of Revenue

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
	2020	2019	2018
	(in thousands, except for percentages)
Cost of revenue	$1,447,516	$2,176,469	$1,243,400	(33)%	75%
Cost of revenue decreased $729.0 million, or 33%, in the year ended December 31, 2020 as compared to the prior year. The decrease was due primarily to a decrease of $371.7 million in insurance costs driven by (i) the negative impact on ride volume due to the COVID-19 pandemic and (ii) a decrease of $51.0 million in changes to the liabilities for insurance required by regulatory agencies attributable to historical periods. The lower ride volume due to the COVID-19 pandemic also resulted in decreases in transaction fees and web hosting fees to support our platform of $186.0 million and $43.4 million, respectively. Bike and scooter related costs also decreased $48.6 million as a result of a reduction in asset disposals and a reduction in depreciation expenses due to lower capital expenditures in response to the negative impact of the COVID-19 pandemic. In addition, stock-based compensation expense decreased $48.4 million, primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the year ended December 31, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.
Operations and Support

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
	2020	2019	2018
	(in thousands, except for percentages)
Operations and support	$453,963	$636,116	$338,402	(29)%	88%
Operations and support expenses decreased $182.2 million, or 29%, in the year ended December 31, 2020 as compared to the prior year. The decrease was primarily due to a reduction of $64.6 million in driver onboarding costs and rider and driver support costs as well as a reduction of $16.9 million in facilities costs as a result of the negative impact of the COVID-19 pandemic. Personnel-related costs also decreased $32.2 million primarily as a result of the restructuring in the second quarter of 2020. In addition, stock-based compensation expense decreased $56.6 million, primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the year ended December 31, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.
Research and Development

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
	2020	2019	2018
	(in thousands, except for percentages)
Research and development	$909,126	$1,505,640	$300,836	(40)%	400%
Research and development expenses decreased $596.5 million, or 40%, in the year ended December 31, 2020 as compared to the prior year. The decrease was primarily due to a $609.6 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the year ended December 31, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020. The decrease was partially offset by an increase of $47.0 million in autonomous vehicles research and development costs primarily due to the absence of reimbursements from a co-development partnership which concluded in the fourth quarter of 2019. We recently announced that we were exploring strategic options for our Level 5 self-driving system development program.
Sales and Marketing

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
	2020	2019	2018
	(in thousands, except for percentages)
Sales and marketing	$416,331	$814,122	$803,751	(49)%	1%
Sales and marketing expenses decreased $397.8 million, or 49%, in the year ended December 31, 2020 as compared to the prior year. The decrease was due to a $246.5 million decrease in costs related to incentive programs driven primarily by a reduction in rider incentives beginning in the second quarter of 2020 through the fourth quarter of 2020, a decrease of $36.3 million in costs associated with driver and rider acquisition and a decrease of $31.9 million in brand and other marketing. Personnel-related costs also decreased $12.2 million primarily as a result of the restructuring in the second quarter of 2020. The decrease was also due to a $47.1 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the year ended December 31, 2019, and (ii) the stock-based compensation benefit related to the restructuring in the second quarter of 2020.
General and Administrative

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
	2020	2019	2018
	(in thousands, except for percentages)
General and administrative	$946,127	$1,186,093	$447,938	(20)%	165%
General and administrative expenses decreased $240.0 million, or 20%, in the year ended December 31, 2020 as compared to the prior year. The decrease was due primarily to a $222.7 million reduction in stock-based compensation expense primarily attributable to (i) the use of the accelerated attribution method to recognize expenses for RSUs granted prior to the effectiveness of our IPO Registration Statement which resulted in higher stock-based compensation expense for the year ended December 31, 2019, and (ii) the stock-based compensation benefit related to the restructuring events in 2020. There was also a $50.0 million decrease in the accrual of self-retained general business liabilities and a decrease of $23.5 million in certain loss contingencies including legal accruals and settlements. These decreases were partially offset by $44.6 million in policy spend in support of the passage of Proposition 22 in California and an increase of $28.5 million in consultant and advisory costs.
Interest Expense

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
	2020	2019	2018
	(in thousands, except for percentages)
Interest expense	$(32,678)	$—	$—	—%	—%
Interest expense increased $32.7 million in the year ended December 31, 2020 as compared to prior years. Interest expense relates to the issuance of our 2025 Notes in May 2020 and the vehicle related debt assumed from the acquisition of Flexdrive in February 2020.
Other Income, Net

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
	2020	2019	2018
	(in thousands, except for percentages)
Other income, net	$43,669	$102,595	$67,114	(57)%	53%
Other income, net decreased $58.9 million, or 57%, in the year ended December 31, 2020 as compared to the prior year. The decrease was primarily related to a decrease in interest income driven by a decline in interest rates and the yield on debt securities and a decrease in our cash equivalents and short-term investments balance.
Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended December 31, 2020. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. Our historical results are not necessarily indicative of the results that may be expected in the future and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year. You should read the following unaudited quarterly consolidated results of operations in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on 10-K.
Quarterly Consolidated Statements of Operations

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except for per share data)
Revenue	$569,880	$499,744	$339,345	$955,712	$1,017,070	$955,598	$867,265	$776,027
Costs and expenses(1)
Cost of revenue	392,128	261,614	251,355	542,419	502,762	580,714	630,136	462,857
Operations and support	98,435	123,136	98,610	133,782	147,112	149,794	151,975	187,235
Research and development	215,180	232,106	203,101	258,739	276,575	288,272	309,833	630,960
Sales and marketing	89,524	78,548	51,822	196,437	194,184	163,858	180,951	275,129
General and administrative	228,040	257,693	221,954	238,440	278,251	263,820	267,286	376,736
Total costs and expenses	1,023,307	953,097	826,842	1,369,817	1,398,884	1,446,458	1,540,181	1,932,917
Loss from operations	(453,427)	(453,353)	(487,497)	(414,105)	(381,814)	(490,860)	(672,916)	(1,156,890)
Interest expense	(12,105)	(12,529)	(6,537)	(1,507)	—	—	—	—
Other income, net	4,903	7,474	12,123	19,169	23,835	29,292	29,668	19,800
Loss before income taxes	(460,629)	(458,408)	(481,911)	(396,443)	(357,979)	(461,568)	(643,248)	(1,137,090)
Provision for (benefit from) income taxes	(2,474)	1,109	(44,799)	1,630	(1,927)	1,909	991	1,383
Net loss	$(458,155)	$(459,517)	$(437,112)	$(398,073)	$(356,052)	$(463,477)	$(644,239)	$(1,138,473)
Net loss per share, basic and diluted	$(1.43)	$(1.46)	$(1.41)	$(1.31)	$(1.19)	$(1.57)	$(2.23)	$(48.53)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	320,340	314,530	309,213	304,502	299,604	294,784	288,372	23,459
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Cost of revenue	7,542	7,021	4,456	9,724	$12,696	$12,078	$15,058	$41,489
Operations and support	4,887	5,310	1,499	4,133	7,034	8,553	8,221	51,404
Research and development	81,631	96,212	52,233	95,548	128,987	153,830	182,918	506,206
Sales and marketing	7,270	6,910	4,455	4,750	6,833	7,969	12,133	45,111
General and administrative	31,979	51,264	43,160	45,823	48,861	59,746	74,908	215,276
Total stock-based compensation expense	$133,309	$166,717	$105,803	$159,978	$204,411	$242,176	$293,238	$859,486
The three months ended March 31, 2019 includes $857.2 million of stock-based compensation expense related to RSUs, for which the performance-based condition, if any, was satisfied on March 28, 2019, the effective date of our IPO Registration Statement, and the requisite service conditions was met as of December 31, 2019.

Consolidated Statements of Operations, as a percentage of revenue

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	68.8	52.3	74.1	56.8	49.4	60.8	72.7	59.6
Operations and support	17.3	24.6	29.1	14.0	14.5	15.7	17.5	24.1
Research and development	37.8	46.4	59.9	27.1	27.2	30.2	35.8	81.3
Sales and marketing	15.7	15.7	15.3	20.6	19.1	17.1	20.9	35.5
General and administrative	40.0	51.6	65.4	24.9	27.4	27.6	30.8	48.5
Total costs and expenses	179.6	190.7	243.7	143.3	137.6	151.4	177.7	249.0
Loss from operations	(79.6)	(90.7)	(143.7)	(43.3)	(37.5)	(51.4)	(77.7)	(149.0)
Interest expense	(2.1)	(2.5)	(1.9)	(0.2)	—	—	—	—
Other income, net	0.9	1.5	3.6	2.0	2.4	3.1	3.5	2.5
Loss before income taxes	(80.8)	(91.7)	(142.0)	(41.5)	(35.1)	(48.3)	(74.2)	(146.5)
Provision for (benefit from) income taxes	(0.4)	0.2	(13.2)	0.2	(0.2)	0.2	0.1	0.2
Net loss	(80.4)%	(92.0)%	(128.8)%	(41.7)%	(34.9)%	(48.5)%	(74.3)%	(146.7)%
Non-GAAP Financial Measures

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
	2020	2019	2018
	(in millions, except for percentages)
Contribution (1)	$1,229.5	$1,812.5	$920.8	(32.2)%	96.8%
Contribution Margin	52.0%	50.1%	42.7%
Adjusted EBITDA (1)	$(755.2)	$(678.9)	$(943.5)	11.2%	(28.0)%
Adjusted EBITDA Margin	(31.9)%	(18.8)%	(43.7)%
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
During the first quarter of 2020, we entered into a Novation Agreement for the transfer of certain legacy auto insurance liabilities between October 1, 2015 and September 30, 2018. Refer to Note 5 “Supplemental Financial Statement Information” to the consolidated financial statements for information regarding this transaction. We believe the costs associated with the transfer of these legacy auto insurance liabilities do not illustrate the current period performance of our ongoing operations despite this transaction occurring in the current period because these costs are non-recurring and the transferred insurance liabilities relate to claims that date back years. We believe the adjustment to exclude these costs related to the transfer of legacy insurance liabilities from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.
We had restructuring efforts in the second and fourth quarters of 2020 to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business. We believe the costs associated with the restructuring do not reflect current period performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.
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
•interest expense;
•other income (expense), net;
•provision for (benefit from) income taxes;
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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenue	$2,364.7	$3,616.0	$2,156.6
Less: cost of revenue	(1,447.5)	(2,176.5)	(1,243.4)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	12.0	19.5	3.7
Stock-based compensation	28.7	81.4	0.5
Payroll tax expense related to stock-based compensation	1.5	1.8	—
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	204.1	270.3	3.4
Transfer of certain legacy auto insurance liabilities(2)	62.5	—	—
Restructuring charges(3)	3.5	—	—
Contribution	$1,229.5	$1,812.5	$920.8
_______________
(1)$204.1 million of insurance expense recorded during the year ended December 31, 2020 reflects changes to reserves estimates of claims from the third quarter of 2020 and earlier periods. $270.3 million of insurance expense recorded during the year ended December 31, 2019 reflects changes to reserves estimates of claims from the third quarter of 2019 and earlier periods. $3.4 million of insurance expense recorded during the year ended December 31, 2018 reflects changes to reserves estimates of claims from the third quarter of 2018 and earlier periods.
(2)The total impact of the transfer of certain legacy auto insurance liabilities on our consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense.
(3)Included in restructuring charges is $2.0 million of severance and other employee costs and $1.5 million of other restructuring charges. Restructuring related charges for the stock-based compensation benefit of $4.2 million and payroll taxes related to stock-based compensation of $0.1 million are included on their respective line items.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net loss	$(1,752.9)	$(2,602.2)	$(911.3)
Adjusted to exclude the following:
Interest expense(1)	34.3	—	—
Other income, net(2)	(43.7)	(102.6)	(67.2)
Provision for (benefit from) income taxes	(44.5)	2.3	0.7
Depreciation and amortization	157.4	108.3	18.8
Stock-based compensation	565.8	1,599.3	8.6
Payroll tax expense related to stock-based compensation	23.7	44.7	—
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(3)	204.1	270.3	3.4
Costs related to acquisitions	0.4	1.0	3.5
Transfer of certain legacy auto insurance liabilities(4)	64.7	—	—
Restructuring charges(5)	35.5	—	—
Adjusted EBITDA	$(755.2)	$(678.9)	$(943.5)
_______________
(1)Includes interest expense for Flexdrive vehicles and the 2025 Notes and $1.6 million related to the interest component of vehicle related finance leases. Refer to Note 7 “Leases” to the consolidated financial statements for information regarding the interest component of vehicle related finance leases.
(2)Includes interest income which was reported as a separate line item on the consolidated statement of operations in periods prior to the second quarter of 2020.
(3)$204.1 million of insurance expense recorded during the year ended December 31, 2020 reflects changes to reserves estimates of claims from the third quarter of 2020 and earlier periods. $270.3 million of insurance expense recorded during the year ended December 31, 2019 reflects changes to reserves estimates of claims from the third quarter of 2019 and earlier periods. $3.4 million of insurance expense recorded during the year ended December 31, 2018 reflects changes to reserves estimates of claims from the third quarter of 2018 and earlier periods.
(4)The total impact of the transfer of certain legacy auto insurance liabilities on our consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense.
(5)Included in restructuring charges is $32.9 million of severance and other employee costs and $2.6 million related to lease termination and other restructuring costs. Restructuring related charges for the stock-based compensation benefit of $50.0 million, payroll taxes related to stock-based compensation of $0.7 million and accelerated depreciation of $0.5 million are included on their respective line items.
Liquidity and Capital Resources
As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents of approximately $319.7 million and short-term investments of approximately $1.9 billion, exclusive of restricted cash, cash equivalents and investments of $1.2 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of December 31, 2020 and 2019 were $1.1 billion and $1.4 billion, respectively.
We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. These impacts are ongoing and have continued into 2021.The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic, actions by government authorities and private businesses to contain the pandemic or recover from its impact, and the availability and distribution of the vaccine, among other things. We have adopted several measures in response to the COVID-19 pandemic, including pausing our shared ride offerings, distributing thousands of bottles of hand sanitizer, masks and partitions to drivers on our platform, providing most employees with the option to work from home until September 1, 2021, restricting non-critical business travel by our employees, and making adjustments to our expenses and cash flow to correlate with declines in revenues. On

April 29, 2020. we announced a restructuring plan which included the termination of approximately 17% of our employees, furlough approximately 300 employees, and implement temporary salary reductions for all exempt employees and board members. In connection with these decisions, we incurred a net restructuring benefit of $14.5 million in the second quarter of 2020. In the fourth quarter of 2020, we had an additional restructuring plan which included the termination of 45 employees in our continued efforts to reduce operating expenses resulting in an additional $1.4 million in net restructuring charges. In addition, we have also implemented an aggressive plan to strengthen our financial position. For example, we significantly decreased our 2020 capital expenditure spending from our original plan and exceeded our target cost reductions in 2020 by 20%. We also decreased rider incentives to an all-time low in the second quarter of 2020 and maintained them near the historical low through the fourth quarter of 2020, resulting in a significant decrease in sales and marketing expenses.
In May 2020, we issued $747.5 million aggregate principal amount of our 2025 Notes. The net proceeds from this offering were approximately $733.2 million, after deducting the Initial Purchasers’ discounts and commissions and debt issuance costs. In connection with the issuance of our 2025 Notes, we entered into the Capped Calls at a cost of approximately $132.7 million.
We cannot be certain that our actions will mitigate some or all of the negative effects of the pandemic on our business. With nearly $2.3 billion in unrestricted cash and cash equivalents and short-term investments as of December 31, 2020, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, measures we take in response to the COVID-19 pandemic, our ability to maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic, and the expansion of sales and marketing activities. As noted above, we expect to see continued suppression of demand for our platform and the resultant negative impacts on revenue for so long as the travel restrictions and other social distancing measures in response to COVID-19 remain in place. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(1,378,899)	$(105,702)	$(280,673)
Net cash provided by (used in) investing activities	740,427	(1,610,843)	(1,043,752)
Net cash provided by financing activities	512,566	1,574,196	852,238
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(74)	328	(246)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(125,980)	$(142,021)	$(472,433)
Operating Activities
Cash used in operating activities was $1.4 billion for the year ended December 31, 2020. This consisted primarily of a net loss of $1.8 billion and a decrease in the insurance reserve of $391.4 million primarily related to the transfer of certain legacy auto insurance liabilities in the first quarter of 2020. This was offset by non-cash stock-based compensation expense of $565.8 million and depreciation and amortization expense of $157.4 million.
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

Investing Activities
Cash provided by investing activities was $740.4 million for the year ended December 31, 2020, which primarily consisted of proceeds from sales and maturities of marketable securities of $5.4 billion and maturities of term deposits of $645.6 million, partially offset by purchases of marketable securities of $4.1 billion and term deposits of $1.1 billion.
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
Financing Activities
Cash provided by financing activities was $512.6 million for the year ended December 31, 2020, which primarily consisted of proceeds from issuance of our 2025 Notes of $734.1 million offset by the purchase of the Capped Calls for $132.7 million.
Cash provided by financing activities was $1.6 billion for the year ended December 31, 2019, which primarily consisted of proceeds from the issuance of our Class A common stock in our IPO of $2.5 billion, partially offset by taxes paid related to net share settlement of equity awards of $0.9 billion.
Cash provided by financing activities was $852.2 million for the year ended December 31, 2018, which consisted almost exclusively of proceeds from issuances of redeemable convertible preferred stock, net of issuance costs.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2020 (in millions):

	Payments Due by Period(1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$394.3	$72.3	$130.2	$94.6	$97.2
Financing lease commitments	28.0	21.1	5.7	1.2	—
Noncancelable purchase commitments	232.0	28.0	167.0	17.9	19.1
Long-term debt, including current maturities	680.0	35.8	75.4	568.8	—
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
As of December 31, 2020, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.3 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.2 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
As of December 31, 2020, we had long-term debt of $680.0 million, 84% of which consisted of the fixed-rate Convertible Senior Notes we issued in May 2020. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to immateriality.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Lyft, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lyft, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Insurance Reserves
As described in Note 2 to the consolidated financial statements, the Company utilizes a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits.
As of December 31, 2020, insurance reserves totaled $987 million. Management makes certain assumptions based on currently available information and industry statistics, with the most significant assumption being the loss development factor applied in the actuarial models and utilizes actuarial models and techniques to estimate the reserves. Liabilities are determined on a quarterly basis through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors among other inputs and assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated insurance reserves, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the valuation of insurance reserves; (ii) the significant auditor effort and judgment in evaluating audit evidence related to the actuarial valuation methods and the loss development factors; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves, including the controls over the development of the actuarial valuation methods and the loss development factors. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the insurance reserves for certain reserve segments and comparison of this independent estimate to management’s actuarially determined reserves. Developing the independent estimate involved testing the completeness and accuracy of historical data provided by management, and independently developing loss development factors.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 1, 2021
We have served as the Company’s auditor since 2015.

Lyft, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$319,734	$358,319
Short-term investments	1,931,334	2,491,805
Prepaid expenses and other current assets	343,070	397,239
Total current assets	2,594,138	3,247,363
Restricted cash and cash equivalents	118,559	204,976
Restricted investments	1,101,712	1,361,045
Other investments	10,000	—
Property and equipment, net	313,297	188,603
Operating lease right of use assets	275,756	441,258
Intangible assets, net	65,845	82,919
Goodwill	182,687	158,725
Other assets	16,970	6,494
Total assets	$4,678,964	$5,691,383
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$84,108	$38,839
Insurance reserves	987,064	1,378,462
Accrued and other current liabilities	954,008	939,865
Operating lease liabilities — current	49,291	94,199
Total current liabilities	2,074,471	2,451,365
Operating lease liabilities	265,803	382,077
Long-term debt, net of current portion	644,236	—
Other liabilities	18,291	3,857
Total liabilities	3,002,801	2,837,299
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of December 31, 2020 and December 31, 2019; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of December 31, 2020 and December 31, 2019, 314,934,487 and 293,793,151 Class A shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively; 100,000,000 Class B shares authorized, 8,802,629 Class B shares issued and outstanding as of December 31, 2020 and December 31, 2019	3	3
Additional paid-in capital	8,977,061	8,398,927
Accumulated other comprehensive income (loss)	(473)	2,725
Accumulated deficit	(7,300,428)	(5,547,571)
Total stockholders’ equity	1,676,163	2,854,084
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$4,678,964	$5,691,383
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$2,364,681	$3,615,960	$2,156,616
Costs and expenses
Cost of revenue	1,447,516	2,176,469	1,243,400
Operations and support	453,963	636,116	338,402
Research and development	909,126	1,505,640	300,836
Sales and marketing	416,331	814,122	803,751
General and administrative	946,127	1,186,093	447,938
Total costs and expenses	4,173,063	6,318,440	3,134,327
Loss from operations	(1,808,382)	(2,702,480)	(977,711)
Interest expense	(32,678)	—	—
Other income, net	43,669	102,595	67,114
Loss before income taxes	(1,797,391)	(2,599,885)	(910,597)
Provision for (benefit from) income taxes	(44,534)	2,356	738
Net loss	$(1,752,857)	$(2,602,241)	$(911,335)
Net loss per share, basic and diluted	$(5.61)	$(11.44)	$(43.04)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	312,175	227,498	21,176
Stock-based compensation included in costs and expenses:
Cost of revenue	$28,743	$81,321	$501
Operations and support	15,829	75,212	177
Research and development	325,624	971,941	4,107
Sales and marketing	23,385	72,046	261
General and administrative	172,226	398,791	3,531
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(1,752,857)	$(2,602,241)	$(911,335)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,187)	162	988
Unrealized gain (loss) on marketable securities, net of taxes	(1,011)	2,430	156
Other comprehensive income (loss)	(3,198)	2,592	1,144
Comprehensive loss	$(1,756,055)	$(2,599,649)	$(910,191)
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 1, 2018	199,815	$4,284,049	19,916	$—	$55,568	$(2,033,995)	$(1,011)	$(1,979,438)
Issuance of Series H redeemable convertible preferred stock, net of issuance cost	6,397	254,162	—	—	—	—	—	—
Issuance of Series I redeemable convertible preferred stock, net of issuance cost	12,429	588,496	—	—	—	—	—	—
Issuance of Series I redeemable convertible preferred stock issued as consideration as part of a business combination	535	25,340	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,254	—	9,564	—	—	9,564
Issuance of restricted common stock upon early exercise of stock options	—	—	27	—	—	—	—	—
Issuance of restricted stock awards granted in conjunction with a business combination	—	—	241	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	207	—	—	207
Stock-based compensation	—	—	—	—	8,577	—	—	8,577
Other comprehensive income	—	—	—	—	—	—	1,144	1,144
Net loss	—	—	—	—	—	(911,335)	—	(911,335)
Balance as of December 31, 2018	219,176	$5,152,047	22,438	$—	$73,916	$(2,945,330)	$133	$(2,871,281)
Issuance of common stock upon exercise of stock options	—	—	10,855	—	18,336	—	—	18,336
Issuance of common stock upon settlement of RSUs	—	—	28,622	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	404	—	14,767	—	—	14,767
Shares withheld related to net share settlement	—	—	(14,394)	—	(942,982)	—	—	(942,982)
Issuance of common in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	35,497	1	2,483,622	—	—	2,483,623
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(219,176)	(5,152,047)	219,176	2	5,152,045	—	—	5,152,047
Cancelled escrow shares related to business combination	—	—	(2)	—	(90)	—	—	(90)
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,599,311	—	—	1,599,311
Other comprehensive income	—	—	—	—	—	—	2,592	2,592
Net loss	—	—	—	—	—	(2,602,241)	—	(2,602,241)
Balance as of December 31, 2019	—	—	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	—	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
Issuance of common stock upon exercise of stock options	—	—	1,039	—	4,673	—	—	4,673
Issuance of common stock upon settlement of restricted stock units	—	—	19,762	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(552)	—	(20,240)	—	—	(20,240)
Issuance of common stock under employee stock purchase plan	—	—	892	—	21,351	—	—	21,351
Equity component of the convertible senior notes issued, net of tax and offering costs	—	—	—	—	139,224	—	—	139,224
Purchase of capped call	—	—	—	—	(132,681)	—	—	(132,681)
Stock-based compensation	—	—	—	—	565,807	—	—	565,807
Other comprehensive loss	—	—	—	—	—	—	(3,198)	(3,198)
Net loss	—	—	—	—	—	(1,752,857)	—	(1,752,857)
Balance as of December 31, 2020	—	$—	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163

The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(1,752,857)	$(2,602,241)	$(911,335)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	157,353	108,429	18,752
Stock-based compensation	565,807	1,599,311	8,577
Amortization of premium on marketable securities	6,461	597	473
Accretion of discount on marketable securities	(14,075)	(39,285)	(23,605)
Amortization of debt discount and issuance costs	21,050	—	—
Deferred income tax impact from convertible senior notes	(46,324)	—	—
Loss on sale and disposal of assets, net	15,216	36,541	—
Other	4,518	(875)	989
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	39,573	(119,453)	(75,640)
Operating lease right-of-use assets	61,201	108,600	—
Accounts payable	44,489	5,067	(40,811)
Insurance reserves	(391,398)	568,190	433,735
Accrued and other liabilities	(36,679)	332,363	308,192
Lease liabilities	(53,234)	(102,946)	—
Net cash used in operating activities	(1,378,899)	(105,702)	(280,673)
Cash flows from investing activities
Purchases of marketable securities	(4,112,677)	(6,448,895)	(5,454,118)
Purchases of non-marketable securities	(10,000)	—	—
Purchases of term deposits	(1,110,317)	(142,811)	—
Proceeds from sales of marketable securities	656,960	1,092,978	900,361
Proceeds from maturities of marketable securities	4,745,926	4,071,165	3,838,464
Proceeds from maturities of term deposits	645,622	—	—
Purchases of property and equipment and scooter fleet	(93,639)	(178,088)	(68,668)
Purchases of other intangible assets	—	—	(2,200)
Sales of property and equipment	30,894	7,131	—
Cash paid for acquisitions, net of cash acquired	(12,342)	(12,323)	(257,591)
Net cash provided by (used in) investing activities	740,427	(1,610,843)	(1,043,752)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions, offering costs and reimbursements	—	2,484,029	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	842,658
Repayment of loans	(50,639)	—	—
Proceeds from issuance of convertible senior notes	734,065	—	—
Payment of debt issuance costs	(824)	—	—
Purchase of capped call	(132,681)	—	—
Proceeds from exercise of stock options and other common stock issuances	26,067	33,062	9,986
Taxes paid related to net share settlement of equity awards	(20,240)	(942,895)	—
Principal payments on finance lease obligations	(41,682)	—	—
Other	(1,500)	—	(406)
Net cash provided by financing activities	512,566	1,574,196	852,238
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(74)	328	(246)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(125,980)	(142,021)	(472,433)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	564,465	706,486	1,178,919
End of period	$438,485	$564,465	$706,486
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$319,734	$358,319	$517,690
Restricted cash and cash equivalents	118,559	204,976	187,374
Restricted cash, included in prepaid expenses and other current assets	192	1,170	1,422
Total cash, cash equivalents and restricted cash and cash equivalents	$438,485	$564,465	$706,486

Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,037	$819	$326
Cash paid for interest	12,545	—	—

Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$41,271	$13,070	$8,154
Deferred offering costs accrued, unpaid	—	—	1,689
Right of use assets acquired under operating leases	28,838	264,076	—
Right of use assets acquired under finance leases	6,556	—	—
Redeemable convertible preferred stock issued as part of a business combination	—	—	25,340
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	5,152,047	—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	—	7,690	—
Decrease in goodwill from measurement period adjustments related to business combinations	—	3,240	—
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	133,088	—	—
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	130,089	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Organization and Description of Business
Lyft, Inc. is incorporated in Delaware with its headquarters in San Francisco, California. The Company operates multimodal transportation networks in the United States and Canada that offer access to a variety of transportation options through the Company’s platform and mobile-based applications. This network enables multiple modes of transportation including the facilitation of peer-to-peer ridesharing by connecting drivers who have a vehicle with riders who need a ride. The Lyft Platform provides a marketplace where drivers can be matched with riders via the Lyft App where the Company operates as a TNC.
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of shared bikes and scooters, the Express Drive program which is a flexible vehicle rental program for drivers who want to drive using the Lyft Platform but do not have access to a vehicle that meets Lyft's requirements, and Lyft Rentals, a consumer offering for users who want to rent a car for a fixed period of time for personal use.
Transfer of Certain Legacy Auto Liability Insurance
On March 31, 2020, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Novation Agreement (the “Novation”) with Clarendon National Insurance Company, a subsidiary of Enstar Group Limited (“Clarendon”), and certain underwriting companies of Zurich North America (“Zurich”). Pursuant to the terms of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for certain legacy auto liability insurance business underwritten between October 1, 2015 and September 30, 2018 ("Legacy Auto Liability"), were assigned to, assumed by, and novated to Clarendon, for cash consideration of $465.0 million. The Company paid the $465.0 million cash consideration to Clarendon. In conjunction with the Novation, Clarendon and PVIC executed a binding letter of intent to enter into an Excess of Loss Retrocession Agreement (“Retrocession Agreement”). Refer to Note 5 “Supplemental Financial Statement Information” to the consolidated financial statements for information regarding this transaction.
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
The outbreak of the coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020, and has spread throughout in the United States, Canada, and in many other countries globally. The full extent to which the Company's operations will be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or respond to its impact, among other things. The Company has adopted several measures in response to the COVID-19 pandemic, including pausing our shared rides offerings, distributing thousands of bottles of hand sanitizer, masks and partitions to drivers, requiring face coverings in all rideshare trips, providing most employees with the option to work from home until September 1, 2021, restricting non-critical business travel by employees, and making adjustments to expenses and cash flow to correlate with declines in revenue. The Company carried out two restructuring events in 2020, one which involved the termination of approximately 17% of its employees, furlough of approximately 300 employees and temporary salary reductions for all exempt employees and board members. Refer to Note 17 “Restructuring” to the consolidated financial statements for information regarding these restructuring events. The Company cannot be certain that these actions will mitigate the negative effects of the pandemic on our business. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require us to update our estimates, judgments, or revise the carrying value of our assets or liabilities, including the recording of any credit losses. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. During the years ended December 31, 2020, 2019 and 2018, the Company did not generate material international revenues and as of December 31, 2020, 2019 and 2018, the Company did not have material assets located outside of the United States.
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). The Company also generates rental revenue from Flexdrive, its network of Light Vehicles, and Lyft Rentals, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company's revenues as included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue from contracts with customers (ASC 606)	$2,208,656	$3,465,473	$2,106,021
Rental revenue (ASC 842)	156,025	150,487	50,595
Total revenue	$2,364,681	$3,615,960	$2,156,616

Revenue from Contracts with Customers (ASC 606)
The Company recognizes revenue for its rideshare marketplace in accordance with ASC 606. The Company generates revenue from service fees and commissions (collectively, “fees”) paid by drivers for use of the Lyft Platform and related activities to connect drivers with riders to facilitate and successfully complete rides via the App where the Company operates as a TNC. The Company recognizes revenue upon completion of each ride. Drivers enter into terms of service (“ToS”) with the Company in order to use the Lyft Driver App. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from riders on behalf of drivers. The Company is acting as an agent in facilitating the ability for a driver to provide a transportation service to a rider. The Company reports revenue on a net basis, reflecting the fee owed to the Company from a driver as revenue, and not the gross amount collected from the rider.
As the Company’s customary business practice, a contract exists between the driver and the Company when the driver’s ability to cancel the ride lapses, which typically is upon pickup of the rider. The Company’s single performance obligation in the transaction is to connect drivers with riders to facilitate the completion of a successful transportation service for riders. The Company recognizes revenue upon completion of a ride as its performance obligation is satisfied upon the completion of the ride. The Company collects the fare and related charges from riders on behalf of drivers using the rider’s pre-authorized credit card or other payment mechanism and retains its fees before making the remaining disbursement to drivers; thus the driver’s ability and intent to pay is not subject to significant judgment.
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
Under the Flexdrive and Lyft Rentals programs, the Company operates a fleet of rental vehicles comprised of both vehicles owned by the Company and vehicles leased from third-party leasing companies (“head leases”). The Company either leases or subleases vehicles to drivers and Lyft Rentals renters, and as a result, the Company considers itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. Fleet operating costs include monthly fixed lease payments and other vehicle operating or ownership costs, as applicable. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis in the consolidated financial statements. Drivers who rent vehicles are charged rental fees, which the Company collects from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.
Due to the short-term nature of the Flexdrive, Lyft Rentals, and Light Vehicle transactions, the Company classifies these rentals as operating leases. Revenue generated from single-use ride fees paid by Light Vehicle riders is recognized upon completion of each related ride. Revenue generated from Flexdrive and Lyft Rentals is recognized evenly over the rental period, which is typically seven days or less.
Enterprise and Trade Receivables
The Company collects any fees owed for completed transactions on the Lyft Platform primarily from the rider’s authorized payment method. Uncollected fees are included in prepaid expenses and other current assets in the consolidated balance sheets and represent receivables from (i) participants in the Company’s enterprise programs (“Enterprise Users”), where the transactions have been completed and the amounts owed from the Enterprise Users have either been invoiced or are unbilled as of the reporting date; and (ii) riders where the authorized payment method is a credit card but the fare amounts have not yet settled with third-party payment processors. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from riders on behalf of drivers. Accordingly, the Company has no trade receivables from drivers. The portion of the fare receivable to be remitted to drivers is included in accrued and other current liabilities in the consolidated balance sheets.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $104.7 million, $120.0 million and $100.5 million as of December 31, 2020, 2019 and 2018, respectively. The Company's allowance for credit losses was $15.2 million, $6.2 million and $2.6 million as of December 31, 2020, 2019 and 2018, respectively. The change in the allowance for credit losses for the year ended December 31, 2020 was related to $11.7 million of additions for provision for expected credit losses and $2.7 million of write-offs. The change in the allowance for credit losses for the year ended December 31, 2019 was related to $5.1 million of additions for provision for expected credit losses and $1.5 million of write-offs. The change in the allowance for credit losses for the year ended December 31, 2018 was related to $3.9 million of additions for provision for expected credit losses and $1.3 million of write-offs.
Incentive Programs
The Company offers incentives to attract drivers, riders, Light Vehicle riders and Lyft Rentals renters to use the Lyft Platform. Drivers generally receive cash incentives while riders, Light Vehicle riders and Lyft Rentals renters generally receive free or discounted rides under such incentive programs. Incentives provided to drivers, Light Vehicle riders and Lyft Rental renters, the customers of the Company, are accounted for as a reduction of the transaction price. As the riders are not the Company’s customers, incentives provided to riders are generally recognized as sales and marketing expense except for certain pricing programs described below.
Driver Incentives
The Company offers various incentive programs to drivers, including minimum guaranteed payments, volume-based discounts and performance-based bonus payments. These driver incentives are similar to retrospective volume-based rebates and represent variable consideration that is typically settled within a week. The Company reduces the transaction price by the estimated amount of the incentives expected to be paid upon completion of the performance criteria by applying the most likely outcome method. Therefore, such driver incentives are recorded as a reduction to revenue. Driver incentives are recorded as a reduction to revenue if the Company does not receive a distinct good or service in exchange for the payment or cannot reasonably estimate the fair value of the good or service received. Driver incentives for referring new drivers or riders are accounted for as sales and marketing expense. The amount recorded as an expense is the lesser of the amount of the payment or the established fair value of the benefit received. The fair value of the benefit is established using amounts paid to third parties for similar services.
Rideshare Rider Incentives
The Company has several rideshare rider incentive programs, which are offered to encourage rider activity on the Lyft Platform. Generally, the rider incentive programs are as follows:
(i)Market-wide marketing promotions. Market-wide promotions reduce the fare charged by drivers to riders for all or substantially all rides in a specific market. This type of incentive effectively reduces the overall pricing of the service provided by drivers for that specific market and the gross fare charged by the driver to the rider, and thereby results in a lower fee earned by the Company. Accordingly, the Company records this type of incentive as a reduction to revenue at the date it records the corresponding revenue transaction.
(ii)Targeted marketing promotions. Targeted marketing promotions are used to promote the use of the Lyft Platform to a targeted group of riders. An example is a promotion where the Company offers a number of discounted rides (capped at a given number of rides) which are valid only during a limited period of time to a targeted group of riders. The Company believes that the incentives that provide consideration to riders to be applied to a limited number of rides are similar to marketing coupons. These incentives differ from the market-wide marketing promotions because they do not reduce the overall pricing of the service provided by drivers for a specific market. During the promotion period, riders not utilizing an incentive would be charged the full fare. These incentives represent marketing costs. When a rider redeems the incentive, the Company recognizes revenue equal to the transaction price and the cost of the incentive is recorded as sales and marketing expense.
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of December 31, 2020 and 2019, the rider referral coupon liability was not material.
Light Vehicle Rider and Lyft Rentals Renter Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the years ended December 31, 2020 and 2019.
For the years ended December 31, 2020, 2019 and 2018, in relation to the driver, rider, Light Vehicle rider and Lyft Rental renter incentive programs, the Company recorded $390.8 million, $560.3 million and $555.4 million as a reduction to revenue and $135.0 million, $381.5 million and $299.2 million as sales and marketing expense, respectively.

Refunds
From time to time the Company issues credits or refunds to riders unsatisfied by the level of service provided by the driver. There is no legal obligation to remunerate such riders nor does the Company issue such credits or refunds to riders on behalf of the drivers. The Company accounts for credits or refunds, which are not recoverable from the drivers as sales and marketing expenses when incurred. For the years ended December 31, 2020, 2019 and 2018, rider refunds were $18.8 million, $33.9 million and $41.8 million, respectively. The credits and refunds for Light Vehicle riders were not material for the years ended December 31, 2020, 2019 and 2018.
Cost of Revenue
Cost of revenue consists of costs directly related to revenue generating transactions through the Company’s multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing and bike and scooter rentals and also includes occupational hazard insurance for drivers. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, vehicle lease expenses, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges, and gains and losses related to the sale of vehicles.
Operations and Support
Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, bike and scooter fleet operations support costs, driver background checks and onboarding costs, facility cost, certain car rental fleet support costs, and fees paid to third-parties providing operations support. Bike and scooter fleet operations support costs include general repairs and maintenance, and other customer support activities related to repositioning bikes and scooters for rider convenience, cleaning and safety checks.
Research and Development
Research and development expenses primarily consist of personnel-related compensation costs and facilities costs. Such expenses include costs related to the Company’s autonomous vehicle technology initiatives. Research and development costs are expensed as incurred.
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, driver incentives for referring new drivers or riders, advertising expenses, rider refunds and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses were $102.5 million, $188.3 million and $352.3 million, respectively, for the years ended December 31, 2020, 2019 and 2018.
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation costs, professional services fees, certain insurance costs that are generally not required under TNC regulations, certain loss contingency expenses including legal accruals and settlements, insurance claims administrative fees, policy spend, depreciation, facility costs, and other corporate costs. General and administrative expenses are expensed as incurred.
Stock-Based Compensation
The Company incurs stock-based compensation expense primarily from RSUs, PSUs, stock options, and ESPP purchase rights.
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
The fair value of RSUs and PSUs is estimated based on the fair market value of the Company’s common stock on the date of grant, which subsequent to the IPO is determined based on the closing price of the Company’s Class A common stock as reported on the date of grant. Prior to the IPO, the Company granted RSUs which vest upon the satisfaction of both a service condition and a performance condition.
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

Cash and Cash Equivalents
Cash equivalents consist of institutional money market funds and certificates of deposits denominated in U.S. dollars as well as commercial paper and corporate bonds. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash. Also included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions, which was immaterial as of each of December 31, 2020 and 2019, and money market deposit accounts that are stated at cost, which approximate fair value.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
Investments
Debt Securities
The Company’s accounting for its debt securities is based on the legal form of the security, the Company’s intended holding period for the security, and the nature of the transaction. Investments in debt securities include commercial paper, certificates of deposit, corporate bonds and U.S. treasury bills. Investments in debt securities are classified as available-for-sale and are recorded at fair value.
The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized in the consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the extent to which the security’s fair value is less than amortized cost, changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company's assessment indicates that a credit loss exists, the credit loss is measured based on the Company's best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense in the consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of December 31, 2020, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
The Company's investments in debt securities include:
(i)Cash and cash equivalents. Cash equivalents include certificates of deposits, commercial paper and corporate bonds that have an original maturity of 90 days or less and are readily convertible to known amounts of cash.
(ii)Short-term investments. Short-term investments are comprised of commercial paper, certificates of deposit, and corporate bonds, which mature in twelve months or less. As a result, the Company classifies these investments as current assets in the accompanying consolidated balance sheets.
(iii)Restricted investments. Restricted investments are comprised of debt security investments in commercial paper, certificates of deposit, U.S. treasury bills, and corporate bonds, which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers.
Non-marketable Equity Securities
The Company has elected to measure its investments in non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable transactions for identical or similar investments of the same issuer or impairment. The Company qualitatively assesses whether indicators of impairment exist. Factors considered in this assessment include the investees’ financial and liquidity position, access to capital resources, exposure to industries and markets impacted by COVID-19, and the time since the last adjustment to fair value, among others. If an impairment exists, the Company estimates the fair value of the investment by using the best information available, which may include cash flow projections or other available market data, and recognizes a loss for the amount by which the carrying value exceeds the fair value of the investment in the consolidated statements of operations.

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
Light Vehicle Fleet
The Company’s Light Vehicle fleet consists of bikes and scooters. Scooters are stated at cost less accumulated depreciation and are included in prepaid expenses and other current assets in the consolidated balance sheets. Depreciation is computed using a straight-line method over the estimated useful life of the scooters, which is less than 12 months. As of December 31, 2020 and 2019, the cost of scooters not yet placed in service was $8.9 million and $9.7 million, respectively. As of December 31, 2020 and 2019, the carrying value of scooters placed in service was not material. Depreciation expense related to scooters was $7.2 million, $35.3 million, and $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Bikes are included in property and equipment, net in the consolidated balance sheets.
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
Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. Operating leases are included in operating lease right-of-use assets, operating lease liabilities — current and operating lease liabilities on the consolidated balance sheets. Lease costs for the Company's operating leases are recognized on a straight-line basis primarily within operating expenses over the lease term. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other liabilities on the consolidated balance sheets. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term in cost of revenue on the consolidated statements of operations. The interest component of finance leases is included in cost of revenue on the consolidated statements of operations and recognized using the effective interest method over the lease term. Variable lease payments are recognized primarily in operating expenses in the period in which the obligation for those payments are incurred.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset, which is generally between two and seven years. Depreciation for property and equipment commences once they are ready for our intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets. Construction in progress is related to property and equipment that has not yet been placed in service for its intended use.
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
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of its fair value. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. There was no impairment of goodwill recorded for the years ended December 31, 2020, 2019 and 2018.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets recorded for the years ended December 31, 2020, 2019 and 2018.
Software Development Costs
The Company incurs costs related to developing the Lyft Platform and related support systems. The Company capitalizes development costs related to the Lyft Platform and related support systems once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized $12.8 million of software development costs during the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, capitalized software development costs were not material.
Insurance Reserves
The Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated ultimate cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are determined on a quarterly basis by internal actuaries through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors among other inputs and assumptions. On an annual basis, an independent third-party actuary will evaluate the liabilities for appropriateness with claims reserve valuations.
Insurance claims may take years to completely settle, and the Company has limited historical loss experience. Because of the limited operational history, the Company makes certain assumptions based on currently available information and industry statistics and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while the Company believes that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts that will ultimately be paid to settle the liability and when amounts will be paid may significantly vary from the estimated amounts provided for in the consolidated balance sheets. The Company continues to review our insurance estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This standard replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Effective on January 1, 2020, the Company adopted this standard using the modified retrospective transition method. The adoption had no impact on the accumulated deficit on the consolidated balance sheet as of January 1, 2020.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statements of operations as the costs related to the hosting fees. Effective on January 1, 2020, the Company adopted this standard using the prospective transition method, which did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. Effective on January 1, 2020, the Company adopted this standard, which did not have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB further issued ASU 2021-01, which clarifies the scope of the optional relief for reference rate reform provided by ASC Topic 848. These standards provide optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference London Interbank Offered Rate ("LIBOR") or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. The Company has agreements that have LIBOR as a reference rate with certain lenders. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020, and ending December 31, 2022. Effective on January 1, 2020, the Company adopted this standard and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates, if applicable. As of December 31, 2020, the adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. This new standard will be effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard effective January 1, 2021.
In January 2020, the FASB issued ASU No. 2020-01, "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815", which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This new standard will be effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements”, which updates various Codification Topics by clarifying or improving disclosure requirements to align with the SEC’s regulations, and improving the consistency of the Codification to ensure all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. This new standard will be effective for the Company for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
3. Acquisitions
Acquisition of Flexdrive Services, LLC (“Flexdrive”)
On February 7, 2020 (the “Closing Date”), the Company completed its acquisition of Flexdrive for approximately $20.0 million and treated the acquisition as a business combination. The acquisition is expected to contribute to the growth of the Company's current business, and help expand the range of the Company's use cases. Prior to the acquisition, the Company acted as the lessee of Flexdrive’s vehicles and sublessor for each vehicle prior to its rental by drivers. As of the Closing Date, the Company had approximately $133.1 million of operating lease right-of-use assets and $130.1 million of operating lease liabilities on the balance sheet related to this preexisting contractual relationship with Flexdrive. This preexisting contractual relationship and others were settled on the Closing Date as an adjustment to the purchase price, resulting in a total acquisition consideration paid of $13.0 million.
Acquisition costs were immaterial and are included in general and administrative expenses in the consolidated statements of operations.
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
The results of operations for the acquired business have been included in the consolidated statements of operations for the period subsequent to the Company's acquisition of Flexdrive. Flexdrive's results of operations for periods prior to this acquisition were not material to the consolidated statements of operations and, accordingly, pro forma financial information has not been presented.

Acquisition of Bikeshare Holdings LLC (“Motivate”)
On November 30, 2018, the Company completed its acquisition of Motivate, a New York-headquartered bikeshare company, for cash consideration of $250.9 million. The purpose of the acquisition is to establish a solid foothold in the bikeshare market and offer access to new transportation options on the Lyft Platform.
Acquisition costs of $2.6 million were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2018.
In connection with the acquisition of Motivate, the Company recognized identifiable assets and assumed liabilities based on their respective fair values at November 30, 2018. The following table summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$7,248
Prepaid expenses and other assets	20,458
Property and equipment	68,312
Identifiable intangible assets	89,800
Total identifiable assets acquired	185,818
Total liabilities assumed	53,357
Net assets acquired	132,461
Goodwill	118,474
Total acquisition consideration	$250,935
Goodwill represents the excess of the total purchase consideration over the fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to expected synergies and monetization opportunities from the expanded platform as well as planned growth in new markets expected to be achieved from the combined operations of the Company and Motivate. The acquisition is considered to be an asset acquisition for tax purposes and goodwill recognized in the acquisition is not deductible for tax purposes. During the fourth quarter of 2019, the Company recorded immaterial measurement period adjustments. The offset of these adjustments were recorded as a decrease to goodwill in the consolidated balance sheet.
An assessment of the fair value of identified intangible assets and their respective useful lives as of the acquisition date are as follows:

	Fair Value (in thousands)	Estimated Useful Life (In years)
Contractual relationships – cities	$61,100	4-12
User relationships	18,700	3
Developed technology	10,000	1
Total intangible assets	$89,800
The fair value of the contractual relationships – cities was determined using the income approach. In the income approach, the fair value of an asset is based on the expected receipt of future economic benefits such as earnings and cash inflows from current sales projections and estimated costs over the estimated contractual relationship period which varies from four to twelve years. Indications of value were developed by discounting these benefits to their present value.
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
For the year ended December 31, 2018, Motivate revenue and net loss included in the Company’s consolidated statement of operations were not material.
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
4. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

Balance as of December 31, 2018	$152,085
Additions	10,947
Foreign currency translation and other adjustments	(4,307)
Balance as of December 31, 2019	$158,725
Additions	22,455
Foreign currency translation and other adjustments	1,507
Balance as of December 31, 2020	$182,687
Intangible assets, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2020
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	3.5	$56,086	$43,434	$12,652
Contractual relationship – cities and user relationships	7.8	79,800	26,607	53,193
Total intangible assets		$135,886	$70,041	$65,845

	December 31, 2019
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	1.6	$42,887	$26,309	$16,578
Contractual relationship – cities and user relationships	7.7	79,800	13,459	66,341
Total intangible assets		$122,687	$39,768	$82,919
Amortization expense was $29.2 million, $35.1 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, future amortization of intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands).

Year ended December 31:
2021	$16,558
2022	10,842
2023	6,095
2024	5,639
2025	5,619
Thereafter	21,092
Total remaining amortization	$65,845

5. Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	December 31, 2020
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market deposit accounts	$174,347	$—	$—	$174,347
Term deposits	601,000	—	—	601,000
Certificates of deposit	677,602	178	(4)	677,776
Commercial paper	376,771	38	(20)	376,789
Corporate bonds	287,445	115	(41)	287,519
Total unrestricted cash equivalents and short-term investments	2,117,165	331	(65)	2,117,431
Restricted Balances(2)
Money market funds	24,757	—	—	24,757
Money market deposit accounts	162	—	—	162
Term deposits	6,506	—	—	6,506
Certificates of deposit	481,154	213	(3)	481,364
Commercial paper	469,193	57	(10)	469,240
Corporate bonds	184,560	67	(26)	184,601
Total restricted cash equivalents and investments	1,166,332	337	(39)	1,166,630
Total unrestricted and restricted cash equivalents and investments	$3,283,497	$668	$(104)	$3,284,061
_______________
(1)Excludes $133.6 million of cash, which is included within the $2.3 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)Excludes $53.8 million of restricted cash, which is included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of December 31, 2020, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of December 31, 2020 was primarily related to the extreme market volatility associated with COVID-19. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of December 31, 2020. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements as soon as they become known. No credit losses were recognized as of December 31, 2020 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	December 31, 2020
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$167,793	$(7)
Corporate bonds	179,369	(67)
Commercial paper	164,595	(30)
Total available-for-sale debt in an unrealized loss position	$511,757	$(104)
Property and Equipment, net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2020	2019	2018
Bike fleet	$140,473	$124,380	$65,985
Leasehold improvements	105,169	66,490	39,727
Owned vehicles	112,498	—	—
Finance lease right-of-use assets	28,109	—	—
Computer equipment and software	17,923	14,026	11,366
Furniture and fixtures	5,099	473	262
Construction in progress	19,957	25,139	3,629
	429,228	230,508	120,969
Less: Accumulated depreciation	(115,931)	(41,905)	(11,712)
Property and equipment, net	$313,297	$188,603	$109,257
Depreciation and amortization expense related to property and equipment was $121.0 million, $37.9 million, and $8.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2020	2019
Ride-related accruals	$196,439	$253,840
Insurance-related accruals	269,849	218,161
Legal accruals	226,408	162,766
Insurance claims payable and related fees	28,318	87,357
Long-term debt, current	35,760	—
Other	197,234	217,741
Accrued and other current liabilities	$954,008	$939,865
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$1,378,462	$810,273	$376,538
Losses paid	(552,693)	(540,627)	(220,936)
Change in estimates for prior periods	168,131	219,163	3,392
Transfer of certain legacy auto insurance liabilities	(407,885)	—	—
Reserves for current period	401,049	889,653	651,279
Ending balance	$987,064	$1,378,462	$810,273
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
The Company paid the $465.0 million cash consideration to Clarendon. The Company derecognized $407.9 million of insurance reserves liabilities and recognized a loss of $64.7 million for the net cost of the Novation in the consolidated statements of operations for the year ended December 31, 2020, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense. In conjunction with the Novation, Clarendon and PVIC executed a Retrocession Agreement, pursuant to which PVIC will reinsure Clarendon’s losses related to the Legacy Auto Liability in excess of an aggregate limit of $816.0 million.
Other Income, Net
The following table sets forth the primary components of other income, net as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income(1)	$43,654	$102,506	$66,462
Gain (loss) on sale of securities, net	(868)	246	(219)
Foreign currency exchange gains (losses), net	1,818	(523)	229
Other, net	(935)	366	642
Other income, net	$43,669	$102,595	$67,114
_______________
(1)Interest income was reported as a separate line item on the consolidated statement of operations in periods prior to the second quarter of 2020.

6. Fair Value Measurements
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Certificates of deposit	$—	$677,777	$—	$677,777
Commercial paper	—	376,789	—	376,789
Corporate bonds	—	287,519	—	287,519
Total unrestricted cash equivalents and short-term investments	—	1,342,085	—	1,342,085
Restricted Balances(2)
Money market funds	24,757	—	—	24,757
Certificates of deposit	—	481,365	—	481,365
Commercial paper	—	469,240	—	469,240
Corporate bonds	—	184,601	—	184,601
Total restricted cash equivalents and investments	24,757	1,135,206	—	1,159,963
Total unrestricted and restricted cash equivalents and investments	$24,757	$2,477,291	$—	$2,502,048
_______________
(1)$133.6 million of cash, $174.3 million of money market deposit accounts and $601.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.3 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)$53.8 million of restricted cash, $0.2 million of a money market deposit account and $6.5 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

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
During the year ended December 31, 2020, the Company did not make any transfers between the levels of the fair value hierarchy.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis
In March 2020, the Company purchased a non-marketable equity security for total cash consideration of $10.0 million that is classified in other investments on the consolidated balance sheets. The non-marketable equity security will be remeasured to fair value upon the occurrence of observable transactions for an identical or similar investments of the same issuer or impairment. As of December 31, 2020, there were no remeasurement adjustments.
7. Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 86 locations with 85 commenced leases and one not yet commenced lease having an initial term of 12 months or longer as of December 31, 2020. These leases are classified as operating leases. As of December 31, 2020, the remaining lease terms vary from one month to nine years. For certain leases the Company has options to extend the lease term for periods varying from one to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the consolidated balance sheet. As of December 31, 2020, the remaining lease terms vary between one month to four years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of December 31, 2020
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands, except for remaining lease terms and percentages):

	December 31, 2020	December 31, 2019
Operating Leases
Assets
Operating lease right-of-use assets	$275,756	$441,258
Liabilities
Operating lease liabilities, current	$49,291	$94,199
Operating lease liabilities, non-current	265,803	382,077
Total operating lease liabilities	$315,094	$476,276

Finance Leases
Assets
Finance lease right-of-use assets(1)	$28,108	$—
Liabilities
Finance lease liabilities, current(2)	20,795	—
Finance lease liabilities, non-current(3)	6,593	—
Total finance lease liabilities	$27,388	$—

Weighted-average remaining lease term (years)
Operating leases	6.3	5.6
Finance leases	1.5	—
Weighted-average discount rate
Operating leases	6.4%	6.6%
Finance leases	4.7%	—%
_______________
(1)This balance is included within property and equipment, net on the consolidated balance sheets and was primarily related to leases acquired in the Flexdrive transaction. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this transaction.
(2)This balance is included within other current liabilities on the consolidated balance sheets and was primarily related to leases acquired in the Flexdrive transaction. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this transaction.
(3)This balance is included within other liabilities on the consolidated balance sheets and was primarily related to leases acquired in the Flexdrive transaction. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this transaction.

Lease Costs
The table below presents certain information related to the lease costs for operating leases for the year ended December 31, 2020 (in thousands):

	Year Ended December 31,
	2020	2019
Operating Leases
Operating lease cost	$73,177	$115,419

Finance Leases
Amortization of right-of-use assets	35,005	—
Interest on lease liabilities	1,980	—

Other Lease Costs
Short-term lease cost	4,664	4,670
Variable lease cost (1)	14,955	16,660
Total lease cost	$129,781	$136,749
_______________
(1)Consist primarily of common-area maintenance, taxes and utilities for real estate leases, and certain vehicle related charges under the Flexdrive program.
Rent expense related to noncancelable real estate operating leases was $33.7 million during the year ended December 31, 2018. Sublease income was immaterial.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$67,825	$111,152
Operating cash flows from finance leases	1,980	—
Financing cash flows from finance leases	41,682	—
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the consolidated balance sheet as of December 31, 2020 (in thousands):

	Operating Leases	Finance Leases	Total Leases
2021	$72,283	$21,128	$93,411
2022	73,242	4,409	77,651
2023	56,942	1,290	58,232
2024	52,204	1,139	53,343
2025	42,377	—	42,377
Thereafter	97,284	—	97,284
Total minimum lease payments	394,332	27,966	422,298
Less: amount of lease payments representing interest	(79,238)	(578)	(79,816)
Present value of future lease payments	315,094	27,388	342,482
Less: current obligations under leases	(49,291)	(20,795)	(70,086)
Long-term lease obligations	$265,803	$6,593	$272,396
As of December 31, 2020, the Company had one real estate lease that had not yet commenced. The lease is expected to commence in 2021 with a lease term of one year.

Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
8. Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with a web-hosting services provider under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. In January 2019 and May 2020, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300 million between January 2019 and June 2022, with a minimum amount of $80 million in each of the three contractual periods, on services with this vendor. The Company has made payments totaling $240.6 million under the amended arrangement as of December 31, 2020.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100.0 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. The Company has made investments totaling $46.9 million as of December 31, 2020.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $15.0 million and investments totaling $19.7 million as of December 31, 2020.
As of December 31, 2020, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

2021	$27,990
2022	130,514
2023	36,519
2024	8,800
2025	9,092
Thereafter	19,107
Total future minimum payments	$232,022
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by cash. As of December 31, 2020 and 2019, the Company had letters of credit outstanding of $54.2 million and $55.2 million, respectively.
Indemnification
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the consolidated statements of operations in connection with the indemnification provisions have not been material.

Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, and governmental investigations in the ordinary course of business, including suits by drivers, riders, renters, or third parties (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, its acquisitions, securities issuances or business practices, or public disclosures about the business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to accidents or other trust and safety incidents involving drivers or riders using the Lyft Platform.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On June 25, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a motion for preliminary injunction against the Company and Uber. On August 10, 2020, the court granted the motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. On August 12, 2020, the Company filed a notice of appeal of the court's order and on August 20, 2020, the California Court of Appeal stayed the preliminary injunction pending resolution of the appeal. The Court of Appeal affirmed the preliminary injunction on October 22, 2020. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provides a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law, and Proposition 22 went into effect on December 16, 2020. The Company filed a petition for rehearing of its appeal with the California Court of Appeal on November 6, 2020, which was denied on November 20, 2020. On December 1, 2020, the Company filed a petition for review with the California Supreme Court, which was denied on February 10, 2021. The case will now proceed in San Francisco Superior Court. On January 12, 2021, a lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 violates the California Constitution. The Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 12, 2021. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
Consumer and Other Class Actions
The Company is involved in a number of class actions alleging violations of consumer protection laws such as the Telephone Consumer Protection Act of 1991, or TCPA, as well as violations of other laws such as the Americans with Disabilities Act, or the ADA, seeking injunctive or other relief. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders or renters using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on the Lyft Platform, other riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of these and other plaintiffs are currently pending. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.

Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions have been filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions have been consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions have also been consolidated into one action in federal court in California. On July 1, 2020, the California state court sustained in part and overruled in part the Company’s demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On February 26, 2021, the California state court struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend. The parties are litigating the plaintiffs’ motion to certify a class action. On May 14, 2020, the Company filed a motion to dismiss the consolidated complaint in the California federal court putative class action, and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the parties are litigating the plaintiff’s motion to certify a class action. A joint stipulation to stay the consolidated derivative action was filed by the parties in the California federal court. The Company believes these lawsuits are without merit and intends to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
9.    Debt
Outstanding debt obligations as of December 31, 2020 were as follows (in thousands):

	Maturities	Interest Rate	December 31, 2020
Convertible senior notes	May 2025	1.50%	$568,744
Non-revolving Loan (1)	2020 - 2023	2.91% - 5.25%	103,305
Master Vehicle Loan (1)	2020 - 2022	2.70% - 6.75%	7,947
Total long-term debt, including current maturities (2)			$679,996
Less: long-term debt maturing within one year			(35,760)
Total long-term debt			$644,236
_______________
(1)These loans were acquired as part of the Flexdrive acquisition on February 7, 2020.
(2)The Company had no debt as of December 31, 2019.
The following table sets forth the primary components of interest expense as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense related to the 2025 Notes	$7,008	$—	$—
Amortization of debt discount and issuance costs	21,050	—	—
Interest expense related to vehicle loans	4,620	—	—
Interest expense	$32,678	$—	$—
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
Based on the Company’s closing stock price on December 31, 2020, the if-converted value of the 2025 Notes was $956.6 million, exceeding the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

December 31, 2020
Principal	$747,500
Unamortized debt discount and debt issuance costs	(178,756)
Net carrying amount of liability component	$568,744
As of December 31, 2020, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $1.1 billion. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
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
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. Pursuant to the term of the Non-revolving Loan, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $300 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to a maximum term of 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the one-month LIBOR plus a spread on the date of the loan which ranges from 2.68% for an advance with a 24 month term and 2.88% for an advance with a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of December 31, 2020, the Company was in compliance with all covenants related to the Non-revolving Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
Master Vehicle Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from a minimum term of 12 months to a maximum term of 48 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.10% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash in the consolidated balance sheet.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of December 31, 2020, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $105.3 million and $8.0 million, respectively, as of December 31, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.

Maturities of long-term debt outstanding, including current maturities, as of December 31, 2020 were as follows (in thousands):

2021	$35,789
2022	54,309
2023	21,066
2024	88
2025	568,744
Thereafter	—
Total long-term debt outstanding	$679,996
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of December 31, 2020, the Company was in compliance with all covenants of the VPA.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. Flexdrive's maximum exposure to loss under the terms of the guarantee is $8.6 million as of December 31, 2020, which represents 100% of the outstanding borrowings under the revolving credit facility.
10. Redeemable Convertible Preferred Stock
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
Dividends
The holders of redeemable convertible preferred stock were entitled to receive noncumulative dividends, when, as and if declared by the board of directors, in proportion to the original purchase price of such shares of redeemable convertible preferred stock. As of December 31, 2020, no dividends have been declared or paid.
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
11. Common Stock and Employee Stock Plans
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
The following table summarizes the Company’s shares of common stock reserved for issuance as of December 31, 2020:

Options issued and outstanding under the 2008 Plan	1,918,596
RSUs outstanding under the 2008 Plan, the 2018 Plan, and the 2019 Plan	33,602,435
Remaining shares available for future issuance under the 2019 ESPP Plan and the 2019 Plan	66,903,373
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
2019 Equity Incentive Plan
In March 2019, the board of directors of the Company and the stockholders of the Company adopted the 2019 Plan which serves as the successor to the 2018 Plan and provides for the grant of stock options, stock appreciation rights, restricted stock, and RSUs to employees and consultants of the Company and its subsidiaries and non-employee directors of the Company. RSUs granted with only service conditions under the 2019 Plan to employees generally vest in a period up to four years.
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
The number of shares available for issuance under the 2019 Plan will be increased on January 1 of each year, beginning on January 1, 2020, in an amount equal to the least of (i) 35,000,000 shares, (ii) five percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the administrator. On January 1, 2020, an additional 15,129,789 shares of Class A common stock were reserved for issuance under the 2019 Plan.
The summary of stock option activity is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of December 31, 2019	2,957	$5.13	4.7	$112,066
Exercises	(1,038)	4.50
Forfeitures	—	—
Cancellations	—	—
Balance as of December 31, 2020	1,919	$5.47	3.7	$86,095
There were no stock options granted during the year ended December 31, 2020 and 2019. As of December 31, 2020, all outstanding options were fully vested and exercisable.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $36.1 million, $617.4 million and $85.0 million, respectively. The aggregate intrinsic value disclosed in the above table is based on the difference between the original exercise price of the stock option and the fair value of the Company’s common stock of $49.13, $43.02 and $47.37 per share as of December 31, 2020, 2019 and 2018, respectively.
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

The summary of restricted stock unit activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2019	41,685	$52.06	$1,793,305
Granted	25,130	28.76
Vested	(19,762)	43.72
Canceled	(13,451)	47.03
Nonvested units as of December 31, 2020	33,602	$41.49	$1,650,577
Expected to vest as of December 31, 2020	32,047		$1,323,220
Included in the grants for the year ended December 31, 2020 are approximately 250,000 PSUs that have a performance criteria tied to the Company’s Adjusted EBITDA profitability target. The grant date fair value per share of the PSUs granted in the year ended December 31, 2020 was $27.14. Compensation cost associated with these PSUs are recognized based on the estimated number of shares that the Company ultimately expects will vest and amortized on a straight-line basis over the requisite service period as these PSUs consist of only one tranche. If in the future, situations indicate that it is not probable that we will achieve the performance criteria, then no further compensation cost will be recorded and any previous costs will be reversed.
The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2020 and 2019 was $700.9 million and $1.8 billion, respectively. No RSUs vested during the year ended December 31, 2018. In connection with RSUs that vested in the year ended December 31, 2020, the Company withheld 551,372 shares and remitted tax liabilities of $20.2 million on behalf of the RSU holders to the relevant tax authorities in cash. In connection with RSUs that vested in the year ended December 31, 2019, the Company withheld 10,777,331 shares and remitted tax liabilities of $719.5 million on behalf of the RSU holders to the relevant tax authorities in cash.
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
A total of 6,000,000  shares of Class A common stock were initially reserved for issuance under the ESPP and on January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. As of December 31, 2020, 1,296,206 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

Stock-Based Compensation
The Company recorded stock-based compensation expense in the consolidated statements of operations for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$28,743	$81,321	$501
Operations and support	15,829	75,212	177
Research and development	325,624	971,941	4,107
Sales and marketing	23,385	72,046	261
General and administrative	172,226	398,791	3,531
Total stock-based compensation expense	$565,807	$1,599,311	$8,577
In conjunction with one of the acquisitions in 2018, the Company issued 241,390 shares of restricted stock awards to executives of an acquired company with an aggregate grant-date fair value of $11.4 million. These restricted stock awards are fully vested as of the year ended December 31, 2020. The Company recorded $4.2 million, $6.0 million and $1.4 million as compensation related to these vested restricted stock awards which is included in research and development expense in the consolidated statement of operations for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020 there are no remaining unrecognized compensation costs related to unvested stock options and restricted stock awards. As of December 31, 2019 and 2018, there was $3.9 million and $9.6 million of unrecognized compensation cost related to unvested stock options and restricted stock awards, which was recognized over a weighted-average period of 0.7 years and 1.6 years, respectively.
As of December 31, 2020, the total unrecognized compensation cost was $905.6 million. The Company expects to recognize this expense over the remaining weighted-average period of approximately 2.4 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
12. Tender Offer
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
13. Income Taxes
The components of the provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(1,804,623)	$(2,600,858)	$(900,642)
Foreign	7,232	973	(9,955)
Loss before income taxes	$(1,797,391)	$(2,599,885)	$(910,597)

The provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current provision
Federal	$—	$—	$—
State	1,201	2,704	1,250
Foreign	1,156	1,901	116
Total current	$2,357	$4,605	$1,366

Deferred provision
Federal	(36,375)	(269)	—
State	(9,534)	(891)	—
Foreign	(982)	(1,089)	(628)
Total deferred	(46,891)	(2,249)	(628)
Total provision for (benefit from) income taxes	$(44,534)	$2,356	$738
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Provision at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	3.2	7.6	6.0
Permanent tax adjustments	(1.0)	(0.4)	(0.8)
Stock-based compensation	1.0	9.9	0.8
Convertible senior notes	2.7	—	—
Change in valuation allowance	(24.0)	(38.1)	(27.6)
Other adjustments	(0.3)	(0.2)	0.5
Provision for income taxes	2.6%	(0.2)%	(0.1)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$1,697,745	$1,173,732
Insurance reserves	282,857	391,250
Accrued and other liabilities	395,425	369,018
Total deferred tax assets	2,376,027	1,934,000
Less: Valuation allowance	(2,144,548)	(1,751,118)
Deferred tax assets, net of valuation allowance	231,479	182,882
Deferred tax liabilities:
State income taxes	(108,250)	(92,585)
Operating lease right of use assets	(75,271)	(88,376)
Convertible senior notes	(46,324)	—
Total deferred tax liabilities	(229,845)	(180,961)
Net deferred tax assets	$1,634	$1,921

A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$1,751,118	$761,728	$507,274
Net changes in deferred tax assets and liabilities	393,430	989,390	254,454
Ending balance	$2,144,548	$1,751,118	$761,728
The valuation allowance increased by $393.4 million for the year ended December 31, 2020, compared to the increase of $989.4 million for the year ended December 31, 2019. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception.
As of December 31, 2020, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $6.2 billion, $5.4 billion and $3.4 million, respectively.
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
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2020, 2019 and 2018.
14. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, RSUs, PSUs, the 2025 Notes, restricted stock awards, stock purchase rights granted under the Company’s ESPP, and early exercised stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(1,752,857)	$(2,602,241)	$(911,335)
Weighted-average shares used in computing net loss per share, basic and diluted	312,175	227,498	21,176
Net loss per share, basic and diluted	$(5.61)	$(11.44)	$(43.04)

The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of December 31,
	2020	2019	2018
Restricted stock units	33,428	41,685	46,433
2025 Notes(1)	19,471	—	—
Stock options	1,919	2,957	13,818
Performance based restricted stock units	175	—	—
ESPP	89	—	—
Restricted stock awards	—	94	220
Redeemable convertible preferred stock (on an if-converted basis)	—	—	219,176
Early exercised options	—	—	—
Total	55,082	44,736	279,647
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
15. Related-Party Transactions
During each of the years ended December 31, 2019 and 2018, the Company purchased certain advertising-related and other services in the amount of $18.1 million and $92.4 million, respectively, from a company that is affiliated with a significant stockholder of the Company, which was recorded to cost of revenue and sales and marketing expenses in the consolidated statements of operations based on the nature of the services. This entity ceased to be a related party in April 2019.
During each of the years ended December 31, 2019 and 2018, the Company purchased certain marketing services in the amount of $1.9 million and $4.0 million, respectively, from two companies owned by a significant stockholder of the Company. During the year ended December 31, 2020, the amounts purchased from these related parties as included in the consolidated statement of operations were immaterial.
As of December 31, 2020, 2019 and 2018, amounts due from and to these related parties as included in the consolidated balance sheets were immaterial.
The Company's remaining transactions with related parties were immaterial for the years ended December 31, 2020, 2019 and 2018.
16. 401(k) Plan
The Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company does not make contributions for eligible employees.
17. Restructuring
April 2020 Restructuring Plan
In April 2020, the Company announced a restructuring plan to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. As a result of the restructuring plan, which was substantially completed in the second quarter of 2020, the Company recognized a stock-based compensation benefit related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards, primarily related to RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method, of $72.7 million. This was offset by a $22.9 million charge related to the accelerated vesting of certain equity awards for employees who were terminated, resulting in a net stock-based compensation benefit of $49.8 million. Additionally, the Company recognized other restructuring charges including severance and other employee costs of $32.1 million as well as lease termination and other restructuring charges of $3.1 million. As a result of the above, the Company recognized a net restructuring benefit of $14.5 million in the year ended December 31, 2020.
The following table summarizes the above restructuring related charges (benefits) by line item within the Company’s consolidated statements of operations where they were recorded in the year ended December 31, 2020 (in thousands):

	Stock-Based Compensation Benefit	Severance and Other Employee Costs	Lease Termination and Other Costs	Total
Cost of revenue	$(4,237)	$2,010	$1,529	$(698)
Operation and support	(2,830)	8,281	1,060	6,511
Research and development	(37,082)	11,706	—	(25,376)
Sales and marketing	(1,626)	3,071	—	1,445
General and administrative	(4,031)	7,062	539	3,570
Total	$(49,806)	$32,130	$3,128	$(14,548)
November 2020 Restructuring Plan
In November 2020, the Company announced an additional restructuring plan to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. As a result of the restructuring plan, which was substantially completed in the fourth quarter of 2020, the Company recognized a severance and other employee costs of $1.5 million. This was offset by a stock based compensation benefit of $0.1 million due to the accelerated vesting of certain equity awards for employees who were terminated. As a result, the Company recognized net restructuring costs of $1.4 million in the year ended December 31, 2020.
As of December 31, 2020, the remaining liability for restructuring related costs was immaterial.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2020.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-38846	3.1	5/14/2019

3.2	Amended and Restated Bylaws of the registrant, as amended, as currently in effect.	8-K	001-38846	3.1	4/10/2020

4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-229996	4.1	3/18/2019

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 27, 2018.	S-1	333-229996	4.2	3/1/2019

4.3	Description of Capital Stock.	10-K	001-38846	4.3	2/28/2020

4.4	Indenture, dated as of May 15, 2020, between Lyft, Inc. and U.S. Bank National Association, as trustee.	8-K	001-38846	4.1	5/15/2020

4.5	Form of 1.50% Convertible Senior Notes due 2025 (included in Exhibit 4.4).	8-K	001-38846	4.2	5/15/2020

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-229996	10.1	3/1/2019

10.2+	Lyft, Inc. 2019 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.2	3/18/2019

10.3+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements, as amended and restated as of December 2, 2019.	10-K	001-38846	10.3	2/28/2020

10.4+	Lyft, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.4	3/18/2019

10.5+	Lyft, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.5	3/18/2019

10.6+	Lyft, Inc. Executive Change in Control and Severance Plan.	S-1	333-229996	10.6	3/1/2019

10.7+	Lyft, Inc. Outside Director Compensation Policy.	S-1	333-229996	10.7	3/1/2019

10.8+	Employment Letter Agreement between the registrant and Logan Green, dated as of March 12, 2019.	S-1/A	333-229996	10.8	3/18/2019

10.9+	Employment Letter Agreement between the registrant and John Zimmer, dated as of March 14, 2019.	S-1/A	333-229996	10.9	3/18/2019

10.10+	Employment Letter Agreement between the registrant and Kristin Sverchek, dated as of March 8, 2019.	S-1/A	333-229996	10.10	3/18/2019

10.11+	Employment Letter Agreement between the registrant and Brian Roberts, dated as of March 13, 2019.	S-1/A	333-229996	10.11	3/18/2019

10.12+	Employment Letter Agreement between the registrant and Eisar Lipkovitz, dated as of July 2, 2019.	10-Q	001-38846	10.1	5/08/2020

10.13(i)	Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of April 8, 2016 as amended on September 27, 2017, May 31, 2018, June 11, 2018 and September 24, 2018.	S-1/A	333-229996	10.14	3/18/2019

10.13(ii)	Fifth Amendment to Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of November 18, 2019.	10-K	001-38846	10.14(ii)	2/28/2020

10.14	Sublease between the registrant and Dropbox, Inc., dated as of February 23, 2016.	S-1/A	333-229996	10.15	3/18/2019

10.15+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.	10-Q	001-38846	10.1	11/12/2020

10.16+	Form of Subscription Agreement under the Lyft, Inc. 2019 Employee Stock Purchase Plan.	10-Q	001-38846	10.2	11/12/2020

10.17	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	5/15/2020

21.1	List of subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Lyft, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2020, 2019, and 2018; (iii) Consolidated Balance Sheets as of December 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020, 2019, and 2018; (v) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the fiscal years ended December 31, 2020, 2019, and 2018; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Lyft, Inc’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (included as Exhibit 101).
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

LYFT, INC.

Date: March 1, 2021	By:	/s/ Logan Green
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

Signature	Title	Date

/s/ Logan Green	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Logan Green

/s/ John Zimmer	President and Vice Chair	March 1, 2021
John Zimmer

/s/ Brian Roberts	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Brian Roberts

/s/ Lisa Blackwood-Kapral	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
Lisa Blackwood-Kapral

/s/ Prashant (Sean) Aggarwal	Chair	March 1, 2021
Prashant (Sean) Aggarwal

/s/ Valerie Jarrett	Director	March 1, 2021
Valerie Jarrett

/s/ David Lawee	Director	March 1, 2021
David Lawee

/s/ Ann Miura-Ko	Director	March 1, 2021
Ann Miura-Ko

/s/ Mary Agnes (Maggie) Wilderotter	Director	March 1, 2021
Mary Agnes (Maggie) Wilderotter