Form 10-Q
period 2021-03-31
Lyft, Inc.
filed 2021-05-06
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 3, 2021, the number of shares of the registrant’s Class A common stock outstanding was 320,569,503 and the number of shares of the registrant’s Class B common stock outstanding was 8,802,629.

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
•our proposed sale of our Level 5 self-driving vehicle division;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31 2021	December 31 2020
Assets
Current assets
Cash and cash equivalents	$312,230	$319,734
Short-term investments	1,925,090	1,931,334
Prepaid expenses and other current assets	343,666	343,070
Total current assets	2,580,986	2,594,138
Restricted cash and cash equivalents	183,556	118,559
Restricted investments	940,415	1,101,712
Other investments	10,700	10,000
Property and equipment, net	308,405	313,297
Operating lease right-of-use assets	260,877	275,756
Intangible assets, net	61,282	65,845
Goodwill	182,693	182,687
Other assets	16,930	16,970
Total assets	$4,545,844	$4,678,964
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$69,861	$84,108
Insurance reserves	1,058,416	987,064
Accrued and other current liabilities	1,038,369	954,008
Operating lease liabilities — current	54,203	49,291
Total current liabilities	2,220,849	2,074,471
Operating lease liabilities	252,026	265,803
Long-term debt, net of current portion	651,637	644,236
Other liabilities	12,470	18,291
Total liabilities	3,136,982	3,002,801
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of March 31, 2021 and December 31, 2020; 320,510,647 and 314,934,487 Class A shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively; 100,000,000 Class B shares authorized, 8,802,629 Class B shares issued and outstanding, as of March 31, 2021 and December 31, 2020	3	3
Additional paid-in capital	9,136,881	8,977,061
Accumulated other comprehensive income (loss)	(255)	(473)
Accumulated deficit	(7,727,767)	(7,300,428)
Total stockholders’ equity	1,408,862	1,676,163
Total liabilities and stockholders’ equity	$4,545,844	$4,678,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$608,960	$955,712
Costs and expenses
Cost of revenue	412,039	542,419
Operations and support	88,931	133,782
Research and development	238,218	258,739
Sales and marketing	78,620	196,437
General and administrative	207,594	238,440
Total costs and expenses	1,025,402	1,369,817
Loss from operations	(416,442)	(414,105)
Interest expense	(12,568)	(1,507)
Other income, net	3,605	19,169
Loss before income taxes	(425,405)	(396,443)
Provision for income taxes	1,934	1,630
Net loss	$(427,339)	$(398,073)
Net loss per share, basic and diluted	$(1.31)	$(1.31)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	326,165	304,502
Stock-based compensation included in costs and expenses:
Cost of revenue	$8,450	$9,724
Operations and support	4,888	4,133
Research and development	95,590	95,548
Sales and marketing	7,963	4,750
General and administrative	47,338	45,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(427,339)	$(398,073)
Other comprehensive (loss) income
Foreign currency translation adjustment	427	(1,344)
Unrealized loss on marketable securities, net of taxes	(209)	(2,722)
Other comprehensive (loss) income	218	(4,066)
Comprehensive loss	$(427,121)	$(402,139)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
Issuance of common stock upon exercise of stock options	504	—	2,329	—	—	2,329
Issuance of common stock upon settlement of restricted stock units	3,838	—	—	—	—	—
Shares withheld related to net share settlement	(146)	—	(6,763)	—	—	(6,763)
Stock-based compensation	—	—	159,978	—	—	159,978
Other comprehensive loss	—	—	—	—	(4,066)	(4,066)
Net loss	—	—	—	(398,073)	—	(398,073)
Balances as of March 31, 2020	306,792	$3	$8,554,471	$(5,945,644)	$(1,341)	$2,607,489

	Three Months Ended March 31, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	488	—	3,244	—	—	3,244
Issuance of common stock upon settlement of restricted stock units	5,218	—	—	—	—	—
Shares withheld related to net share settlement	(130)	—	(7,653)	—	—	(7,653)
Stock-based compensation	—	—	164,229	—	—	164,229
Other comprehensive income (loss)	—	—	—	—	218	218
Net loss	—	—	—	(427,339)	—	(427,339)
Balances as of March 31, 2021	329,313	$3	$9,136,881	$(7,727,767)	$(255)	$1,408,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(427,339)	$(398,073)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	34,449	35,474
Stock-based compensation	164,229	159,978
Amortization of premium on marketable securities	1,542	486
Accretion of discount on marketable securities	(361)	(7,826)
Amortization of debt discount and issuance costs	8,471	—
Loss on sale and disposal of assets, net	289	3,228
Other	2,881	87
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	242	(83,653)
Operating lease right-of-use assets	14,966	20,257
Accounts payable	(11,123)	500,004
Insurance reserves	71,352	(403,330)
Accrued and other liabilities	71,391	(25,338)
Lease liabilities	(10,453)	(8,220)
Net cash used in operating activities	(79,464)	(206,926)
Cash flows from investing activities
Purchases of marketable securities	(981,743)	(1,179,343)
Purchase of non-marketable security	—	(10,000)
Purchases of term deposits	(75,000)	(75,000)
Proceeds from sales of marketable securities	17,099	406,508
Proceeds from maturities of marketable securities	1,169,796	1,661,458
Proceeds from maturity of term deposit	36,000	30,000
Purchases of property and equipment and scooter fleet	(10,685)	(34,476)
Cash paid for acquisitions, net of cash acquired	3	(12,440)
Sales of property and equipment	5,653	960
Net cash provided by (used in) investing activities	161,123	787,667
Cash flows from financing activities
Repayment of loans	(9,984)	(6,087)
Proceeds from exercise of stock options and other common stock issuances	3,244	2,372
Taxes paid related to net share settlement of equity awards	(7,652)	(6,762)
Principal payments on finance lease obligations	(9,894)	(6,167)
Net cash provided by financing activities	(24,286)	(16,644)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	34	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	57,407	563,977
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	438,485	564,465
End of period	$495,892	$1,128,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$312,230	$597,889
Restricted cash and cash equivalents	183,556	529,091
Restricted cash, included in prepaid expenses and other current assets	106	1,462
Total cash, cash equivalents and restricted cash and cash equivalents	$495,892	$1,128,442

Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$26,616	$11,049
Right-of-use assets acquired under finance leases	1,824	—
Right-of-use assets acquired under operating leases	3,177	19,861
Remeasurement of finance and operating lease right of use assets for lease modification	(3,582)	—
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	—	133,088
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	—	130,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.    Description of Business and Basis of Presentation
Organization and Description of Business
Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with its headquarters in San Francisco, California. The Company operates multimodal transportation networks in the United States and Canada that offer access to a variety of transportation options through the Company’s platform and mobile-based applications. This network enables multiple modes of transportation including the facilitation of peer-to-peer ridesharing by connecting drivers who have a vehicle with riders who need a ride. The Company’s proprietary technology platform (the “Lyft Platform”) provides a marketplace where drivers can be matched with riders via the Lyft mobile application (the “Lyft App”) where the Company operates as a Transportation Network Company (“TNC”).
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of shared bikes and scooters, the Express Drive program, where drivers can enter into short-term rental agreements with Flexdrive or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform, and Lyft Rentals, a consumer offering for users who want to rent a car for a fixed period of time for personal use.
Transfer of Certain Legacy Auto Liability Insurance
On March 31, 2020, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Novation Agreement (the “Novation”) with Clarendon National Insurance Company, a subsidiary of Enstar Group Limited (“Clarendon”), and certain underwriting companies of Zurich North America (“Zurich”). Pursuant to the terms of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for certain legacy auto liability insurance business underwritten between October 1, 2015 and September 30, 2018 ("Legacy Auto Liability"), were assigned to, assumed by, and novated to Clarendon, for cash consideration of $465.0 million. The Retrocession Agreement was executed in July 2020. Refer to Note 4 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding this transaction.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The Company uses the U.S. dollar predominantly as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the condensed consolidated statements of operations. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive loss.
The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
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
The outbreak of the coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020, and has spread throughout the United States, Canada, and globally. The full extent to which the Company's operations will be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information which may emerge concerning the severity of the pandemic, the availability and efficacy of vaccine distributions and actions by government authorities and private businesses to contain the pandemic or respond to its impact, among other things. The Company has adopted a number of measures in response to the COVID-19 pandemic, including pausing our shared rides offerings, distributing thousands of bottles of hand sanitizer, masks and partitions to drivers, requiring face coverings in all rideshare trips, providing many employees with the option to work from home until September 2021, and restricting non-critical business travel by employees. The Company also made adjustments to its expenses and cash flow to correlate with declines in revenues including headcount reductions, furlough of employees and the implementation of temporary salary reductions. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding the 2020 restructuring events. The Company cannot be certain that these actions will mitigate the negative effects of the pandemic on our business. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities, including the recording of any credit losses. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
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
The table below presents the Company's revenues as included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue from contracts with customers (ASC 606)	$568,790	$918,331
Rental revenue (ASC 842)	40,170	37,381
Total revenue	$608,960	$955,712
Revenue from Contracts with Customers (ASC 606)
The Company recognizes revenue for its rideshare marketplace in accordance with ASC 606. The Company generates revenue from service fees and commissions (collectively, “fees”) paid by drivers for use of the Lyft Platform and related activities to connect drivers with riders to facilitate and successfully complete rides via the Lyft App where the Company operates as a TNC. The Company recognizes revenue upon completion of each ride. Drivers enter into terms of service (“ToS”) with the Company in order to use the Lyft Driver App. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from riders on behalf of drivers. The Company is acting as an agent in facilitating the ability of a driver to provide a transportation service to a rider. The Company reports revenue on a net basis, reflecting the fee owed to the Company from a driver as revenue, and not the gross amount collected from the rider.
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
The Company operates a fleet of rental vehicles through Flexdrive, comprised of both owned vehicles and vehicles leased from third-party leasing companies (“head leases”). The Company either leases or subleases vehicles to drivers and Lyft Rentals renters, and as a result, the Company considers itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. Fleet operating costs include monthly fixed lease payments and other vehicle operating or ownership costs, as applicable. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis in the condensed consolidated financial statements. Drivers who rent vehicles are charged rental fees, which the Company collects from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $133.9 million and $104.7 million as of March 31, 2021 and December 31, 2020, respectively. The Company's allowance for credit losses was $14.6 million and $15.2 million as of March 31, 2021 and December 31, 2020, respectively. There were no write-offs for the three months ended March 31, 2021. The change in the allowance for credit losses for the three months ended March 31, 2021 and 2020 were not material.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of March 31, 2021 and December 31, 2020, the rider referral coupon liability was not material.
Light Vehicle Rider and Lyft Rentals Renter Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the three months ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and 2020, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $196.2 million and $112.2 million as a reduction to revenue and $13.1 million and $100.1 million as sales and marketing expense, respectively.
Investments
Debt Securities
The Company’s accounting for its investments in debt securities is based on the legal form of the security, the Company’s intended holding period for the security, and the nature of the transaction. Investments in debt securities include commercial paper, certificates of deposit, corporate bonds, and U.S. treasury bills. Investments in debt securities are classified as available-for-sale and are recorded at fair value.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense in the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of March 31, 2021, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
(iii)Restricted investments. Restricted investments are comprised of debt security investments in commercial paper, certificates of deposit, corporate bonds and U.S. treasury bills, which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers.
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
Insurance Reserves
The Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated ultimate cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are determined on a quarterly basis by internal actuaries through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors among other inputs and assumptions. On an annual basis or more frequently as determined by management, an independent third-party actuary will evaluate the liabilities for appropriateness with claims reserve valuations.
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

Leases
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

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Effective on January 1, 2021, the Company adopted this standard, which did not have a material impact on the condensed consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815", which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. Effective on January 1, 2021, the Company adopted this standard, which did not have a material impact on the condensed consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements”, which updates various Codification Topics by clarifying or improving disclosure requirements to align with the SEC’s regulations, and improving the consistency of the Codification to ensure all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. Effective on January 1, 2021, the Company adopted this standard, which did not have a material impact on the condensed consolidated financial statements.
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
Acquisition costs were immaterial and are included in general and administrative expenses in the condensed consolidated statements of operations.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the Closing Date (in thousands):

Cash and cash equivalents	$587
Prepaid expenses and other current assets	276
Property and equipment	111,881
Finance lease right-of-use assets	56,014
Identifiable intangible assets - developed technology	13,200
Total identifiable assets acquired	181,958
Loans	134,121
Finance lease and other liabilities	57,265
Total liabilities assumed	191,386
Net liabilities assumed	(9,428)
Goodwill	22,455
Total acquisition consideration	$13,027
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

4.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	March 31, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$88,630	$—	$—	$88,630
Money market deposit accounts	180,041	—	—	180,041
Term deposits	640,000	—	—	640,000
Certificates of deposit	864,376	238	(16)	864,598
Commercial paper	312,869	18	(14)	312,873
Corporate bonds	107,642	—	(22)	107,620
Total unrestricted cash equivalents and short-term investments	2,193,558	256	(52)	2,193,762
Restricted Balances(2)
Money market funds	126,649	—	—	126,649
Money market deposit accounts	—	—	—	—
Term deposits	6,506	—	—	6,506
Certificates of deposit	606,178	164	(11)	606,331
Commercial paper	258,627	18	(8)	258,637
Corporate bonds	68,953	—	(12)	68,941
Total restricted cash equivalents and investments	1,066,913	182	(31)	1,067,064
Total unrestricted and restricted cash equivalents and investments	$3,260,471	$438	$(83)	$3,260,826
_______________
(1)Excludes $44.2 million of cash, which is included within the $2.2 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $57.0 million of restricted cash, which is included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
_______________
(1)Excludes $133.6 million of cash, which is included within the $2.3 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of March 31, 2021, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of March 31, 2021 was primarily related to the continued market volatility associated with COVID-19. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of March 31, 2021. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of March 31, 2021 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	March 31, 2021
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$215,173	$(27)
Corporate bonds	175,659	(34)
Commercial paper	310,962	(22)
Total available-for-sale debt securities in an unrealized loss position	$701,794	$(83)

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Insurance-related accruals	$277,011	$269,849
Legal accruals	250,502	226,408
Ride-related accruals	225,420	196,439
Long-term debt, current	37,567	35,760
Insurance claims payable and related fees	31,994	28,318
Other	215,875	197,234
Accrued and other current liabilities	$1,038,369	$954,008
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$987,064	$1,378,462
Losses paid	(121,161)	(205,946)
Change in estimates for prior periods	128,045	58,359
Transfer of certain legacy auto insurance liabilities	—	(407,885)
Reserves for current period	64,468	152,142
Ending balance	$1,058,416	$975,132
On March 31, 2020, the Company’s wholly-owned subsidiary, PVIC, entered into a Novation Agreement with Clarendon, and certain underwriting companies of Zurich. Pursuant to term of the Novation, on the effective date March 31, 2020, the obligations of PVIC as reinsurer to Zurich for the Legacy Auto Liability, were assigned to, assumed by, and novated to Clarendon, for cash consideration of $465.0 million. As a result of the Novation, the Company’s obligations related to the Legacy Auto Liability were fully extinguished and novated to Clarendon on March 31, 2020.
The Company paid the $465.0 million cash consideration to Clarendon on April 3, 2020. The Company derecognized $407.9 million of insurance reserves liabilities and recognized a loss of $64.7 million for the net cost of the Novation in the condensed consolidated statements of operations for the three months ended March 31, 2020, with $62.5 million in cost of revenue and $2.2 million in general and administrative expenses. In conjunction with the Novation, Clarendon and PVIC executed a Retrocession Agreement, pursuant to which PVIC will reinsure Clarendon’s losses related to the Legacy Auto Liability in excess of an aggregate limit of $816.0 million.
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income(1)	$2,879	$21,327
Gain (loss) on sale of securities, net	701	(962)
Foreign currency exchange gains (losses), net	(588)	(514)
Other, net	613	(682)
Other income (expense), net	$3,605	$19,169
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

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$88,630	$—	$—	$88,630
Certificates of deposit	—	864,598	—	864,598
Commercial paper	—	312,873	—	312,873
Corporate bonds	—	107,620	—	107,620
Total unrestricted cash equivalents and investments	88,630	1,285,091	—	1,373,721
Restricted Balances(2)
Money market funds	126,649	—	—	126,649
Certificates of deposit	—	606,331	—	606,331
Commercial paper	—	258,637	—	258,637
Corporate bonds	—	68,941	—	68,941
Total restricted cash equivalents and investments	126,649	933,909	—	1,060,558
Total unrestricted and restricted cash equivalents and investments	$215,279	$2,219,000	$—	$2,434,279
_______________
(1)$44.2 million of cash, $180.0 million of money market deposit accounts and $640.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.2 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$57.0 million of restricted cash and $6.5 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
_______________
(1)$133.6 million of cash, $174.3 million of money market deposit accounts and $601.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.3 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
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
During the three months ended March 31, 2021, the Company did not make any transfers between the levels of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
In March 2020, the Company purchased a non-marketable equity security for total cash consideration of $10.0 million. This investment is classified in other investments on the condensed consolidated balance sheets. Non-marketable equity securities will be remeasured to fair value upon the occurrence of observable transactions for an identical or similar investments of the same issuer or impairment. If these forecasts are not met, impairment charges may be recorded. As of March 31, 2021, there were no remeasurement adjustments.
6.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 87 locations of which all leases have commenced as of March 31, 2021. These leases are classified as operating leases. As of March 31, 2021, the remaining lease terms vary from approximately one month to nine years. For certain leases the Company has options to extend the lease term for periods varying from one to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of March 31, 2021, the remaining lease terms vary between one month to four years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of March 31, 2021
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	March 31, 2021	December 31, 2020
Operating Leases
Assets
Operating lease right-of-use assets	$260,877	$275,756
Liabilities
Operating lease liabilities, current	$54,203	$49,291
Operating lease liabilities, non-current	252,026	265,803
Total operating lease liabilities	$306,229	$315,094

Finance Leases
Assets
Finance lease right-of-use assets(1)	$19,491	$28,108
Liabilities
Finance lease liabilities, current(2)	15,658	20,795
Finance lease liabilities, non-current(3)	4,716	6,593
Total finance lease liabilities	$20,374	$27,388

Weighted-average remaining lease term (years)
Operating leases	6.0	6.3
Finance leases	1.6	1.5
Weighted-average discount rate
Operating leases	6.5%	6.4%
Finance leases	4.6%	4.7%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets.
(2)This balance is included within other current liabilities on the condensed consolidated balance sheets.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets.

Lease Costs
The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating Leases
Operating lease cost	$17,861	$26,230

Finance Leases
Amortization of right-of-use assets	7,806	6,167
Interest on lease liabilities	294	440

Other Lease Costs
Short-term lease cost	1,855	1,014
Variable lease cost (1)	1,961	3,740
Total lease cost	$29,777	$37,591
_______________
(1)Consist primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$21,158	$13,273
Operating cash flows from finance leases	279	440
Financing cash flows from finance leases	9,894	6,167
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2021	$60,889	$14,243	$75,132
2022	74,171	4,958	79,129
2023	57,387	1,932	59,319
2024	52,459	1,221	53,680
2025	42,324	—	42,324
Thereafter	96,608	—	96,608
Total minimum lease payments	383,838	22,354	406,192
Less: amount of lease payments representing interest	(77,609)	(1,980)	(79,589)
Present value of future lease payments	306,229	20,374	326,603
Less: current obligations under leases	(54,203)	(15,658)	(69,861)
Long-term lease obligations	$252,026	$4,716	$256,742
As of March 31, 2021, the Company had no real estate leases that had not yet commenced.

Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
7.    Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with a web-hosting services provider under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. In January 2019 and May 2020, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300 million between January 2019 and June 2022, with a minimum amount of $80 million in each of the three contractual periods, on services with this vendor. The Company has made payments totaling $270.4 million under the amended arrangement as of March 31, 2021.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. The Company has made investments totaling $64.1 million as of March 31, 2021.
In May 2019, the Company entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $15.0 million and investments totaling $20.0 million as of March 31, 2021.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by cash. As of March 31, 2021 and December 31, 2020, the Company had letters of credit outstanding of $54.0 million and $54.2 million, respectively.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. On August 12, 2020, the Company filed a notice of appeal of the court's order and on August 20, 2020, the California Court of Appeal stayed the preliminary injunction pending resolution of the appeal. The Court of Appeal affirmed the preliminary injunction on October 22, 2020. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. In February 2021, the case was remanded to the San Francisco Superior Court for further proceedings, and on April 20, 2021, the court granted the parties' joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On January 12, 2021, a lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 violates the California Constitution. The Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 12, 2021, and the Attorney General has filed a demurrer, which is scheduled for hearing on May 20, 2021. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
Unemployment Insurance Assessment
The Company is involved in administrative audits with various state employment agencies, including audits related to driver classification, in California, Connecticut, Oregon, Wisconsin, Illinois and New Jersey. The Company believes that drivers are properly classified as independent contractors and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain. The Company accrues liabilities that may result from assessments by, or any negotiated agreements with, these employment agencies when a loss is probable and reasonably estimable and the expense is recorded to general and administrative expenses.

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
Consumer and Other Class Actions
The Company is involved in a number of class actions alleging violations of consumer protection laws such as the Telephone Consumer Protection Act of 1991, or TCPA, as well as violations of other laws such as the Americans with Disabilities Act, or the ADA, seeking injunctive or other relief. For example, the Company is currently defending two matters alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle offerings, including Independent Living Resource Center San Francisco v. Lyft, Inc. in the Northern District of California, which is scheduled to go to trial on June 1, 2021, as well as Lowell v. Lyft, Inc. in the Southern District of New York, which seeks to certify a nationwide class. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders, or renters using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on the Lyft Platform, other riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of these and other plaintiffs are currently pending. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.

Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions have been filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions have been consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions have also been consolidated into one action in federal court in California. On July 1, 2020, the California state court sustained in part and overruled in part the Company's demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On February 26, 2021, the California state court struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend, and plaintiffs filed an amended complaint on March 17, 2021. The Company filed its demurrer against the amended claim on April 13, 2021, and the hearing on that motion is scheduled for May 20, 2021. Plaintiffs intend to file a renewed motion to certify a class action by June 3, 2021. On May 14, 2020, the Company filed a motion to dismiss the consolidated complaint in the California federal court putative class action, and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the parties are litigating the plaintiff’s motion to certify a class action. At the parties’ joint request, the California federal court stayed the consolidated derivative action on February 17, 2021. The Company believes these lawsuits are without merit and intends to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
8.    Debt
Outstanding debt obligations as of March 31, 2021 were as follows (in thousands):

	Maturities	Interest Rates as of March 31, 2021	March 31, 2021	December 31, 2020
Convertible senior notes	May 2025	1.50%	$577,215	$568,744
Non-revolving Loan (1)	2022 - 2024	2.88% - 5.25%	103,988	103,305
Master Vehicle Loan (1)	2021 - 2024	2.60% - 6.75%	8,001	7,947
Total long-term debt, including current maturities			$689,204	$679,996
Less: long-term debt maturing within one year			(37,567)	(35,760)
Total long-term debt			$651,637	$644,236
_______________
(1)These loans were acquired as part of the Flexdrive acquisition on February 7, 2020.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense related to the 2025 Notes	$2,803	$—
Amortization of debt discount and issuance costs	8,471	—
Interest expense related to vehicle loans	1,294	1,507
Interest expense	$12,568	$1,507
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
Based on the company's closing stock price on March 31, 2021, the if-converted value of the 2025 Notes was $1.2 billion, exceeding the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

March 31, 2021
Principal	$747,500
Unamortized debt discount and debt issuance costs	(170,285)
Net carrying amount of liability component	$577,215
As of March 31, 2021, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $1.3 billion. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
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
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of March 31, 2021, the Company was in compliance with all covenants related to the Non-revolving Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
Master Vehicle Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from a minimum term of 12 months to a maximum term of 48 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.10% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash in the condensed consolidated balance sheets.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of

March 31, 2021, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $103.9 million and $8.0 million, respectively, as of March 31, 2021 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of March 31, 2021 were as follows (in thousands):

Remainder of 2021	$28,034
2022	54,784
2023	23,480
2024	5,691
2025	577,215
Thereafter	—
Total long-term debt outstanding	$689,204
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of March 31, 2021, the Company was in compliance with all covenants of the VPA.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. Flexdrive's maximum exposure to loss under the terms of the guarantee is $5.8 million as of March 31, 2021, which represents 100% of the outstanding borrowings under the revolving credit facility.
9.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2020	33,602	$41.49	$1,650,577
Granted	8,195	58.18
Vested	(5,218)	38.01
Canceled	(1,862)	44.79
Nonvested units as of March 31, 2021	34,717	$45.84	$2,168,444
Included in the grants for the three months ended March 31, 2021 are 150,000 performance based restricted stock units (“PSU”) that have a performance criteria tied to the Company’s stock performance. The Company valued these PSUs using a

Monte Carlo valuation model and took into consideration the likelihood of the market criteria being achieved. Compensation cost associated with these PSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance and market criteria is probable.
The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2021 and 2020 was $307.5 million and $177.5 million, respectively. In connection with RSUs that vested in the three months ended March 31, 2021, the Company withheld 129,855 shares and remitted cash payments of $7.7 million on behalf of the RSU holders to the relevant tax authorities.
As of March 31, 2021, the total unrecognized compensation cost was $1.1 billion. The Company expects to recognize this expense over the remaining weighted-average period of 2.1 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. On January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2021, an additional 3,237,371 shares of Class A common stock were reserved for issuance under the ESPP. As of March 31, 2021, 1,296,206 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
10.    Income Tax
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company's provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. The provision for income taxes consists primarily of state and foreign taxes in jurisdictions in which the Company conducts business.
The Company recorded income tax expense of $1.9 million and $1.6 million in the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was (0.45)% and (0.41)% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2021 and December 31, 2020.
11.    Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, RSUs, PSUs, the 2025 Notes, restricted stock awards and stock purchase rights granted under the Company's ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(427,339)	$(398,073)
Weighted-average shares used in computing net loss per share, basic and diluted	326,165	304,502
Net loss per share, basic and diluted	$(1.31)	$(1.31)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	March 31,
	2021	2020
Restricted stock units	34,392	36,174
2025 Notes(1)	19,471	—
Stock options	1,430	2,453
Performance based restricted stock units	325	—
ESPP	192	345
Restricted stock awards	—	63
Total	55,810	39,035
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
12.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three months ended March 31, 2021 and 2020.
13.     Restructuring
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
The following table summarizes the above restructuring related charges (benefits) by line item within the Company’s condensed consolidated statements of operations where they were recorded in the quarter ended June 30, 2020 (in thousands):

	Stock-Based Compensation Benefit	Severance and Other Employee Costs	Lease Termination and Other Costs	Total
Cost of revenue	$(4,237)	$2,010	$1,529	$(698)
Operation and support	(2,830)	8,281	1,060	6,511
Research and development	(37,082)	11,706	—	(25,376)
Sales and marketing	(1,626)	3,071	—	1,445
General and administrative	(4,031)	7,062	539	3,570
Total	$(49,806)	$32,130	$3,128	$(14,548)

November 2020 Restructuring Plan
In November 2020, the Company announced an additional restructuring plan to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. As a result of the restructuring plan, which was substantially completed in the fourth quarter of 2020, the Company recognized severance and other employee costs of $1.5 million. This was offset by a stock based compensation benefit of $0.1 million due to the accelerated vesting of certain equity awards for employees who were terminated. As a result, the Company recognized net restructuring costs of $1.4 million in the year ended December 31, 2020.
There were no restructuring related charges recognized in the three months ended March 31, 2021. As of March 31, 2021, the remaining liability for restructuring related costs was immaterial.
14.    Subsequent Events
Transaction with Woven Planet Holdings, Inc. (“Woven Planet”)
On April 26, 2021, the Company signed a definitive agreement with Woven Planet, a subsidiary of Toyota Motor Corporation, for divestiture of certain assets related to the Company’s self-driving vehicle division, Level 5, as well as non-exclusive commercial agreements for the utilization of Lyft system and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet will develop. The Company will receive, in total, approximately $550 million in cash with this transaction, with $200 million paid upfront subject to certain closing adjustments and $350 million of payments over a five-year period. The transaction is expected to close in the third quarter of 2021, subject to the receipt of required regulatory approvals and customary and other closing conditions. This transaction will reduce the Company’s costs related to Level 5 and also provide a new way to monetize the data collected as a result of the Lyft platform. The Company is assessing the accounting impact of this transaction on its consolidated financial statements.
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million. The Reinsurance Agreement arrangement does not discharge PVIC of its obligations to the policyholder. A loss of approximately $20.2 million for the net costs of the Reinsurance Agreement will be recognized during the second quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2020 Annual Report on Form 10-K. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.
Our Business
Our mission is to improve people’s lives with the world’s best transportation.
Lyft started a movement to revolutionize transportation. In 2012, we launched our peer-to-peer marketplace for on-demand ridesharing and have continued to pioneer innovations aligned with our mission. Today, Lyft is one of the largest multimodal transportation networks in the United States and Canada.
We are laser-focused on revolutionizing transportation. We have established a scaled network of users brought together by our robust technology platform (the “Lyft Platform”) that powers rides and connections every day. We leverage our technology platform, the scale and density of our user network and insights from our significant number of rides to continuously improve our ridesharing marketplace efficiency and develop new offerings. We’ve also taken steps to ensure our network is well positioned to benefit from technological innovation in mobility.
Today, our offerings include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters for shorter rides and first-mile and last-mile legs of multimodal trips, information about nearby public transit routes, and Lyft Rentals, an offering for users who want to rent a car for a fixed period of time for personal use. We believe our transportation network offers a viable alternative to personal car ownership and use. As we progress through the COVID-19 recovery, we anticipate the demand for our offerings will continue to grow as more and more people discover and rely on the convenience, experience and affordability of using Lyft.
We generate substantially all our revenue from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from riders renting Light Vehicles, drivers renting vehicles through Express Drive and Lyft Rentals renters, and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Corporate Business Travel programs.
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
Notwithstanding the impact of COVID-19, we are continuing to invest in the future, both organically and through acquisitions of complementary businesses. We also continue to invest in the expansion of our network of shared bikes and scooters and autonomous vehicle technology. Our strategy is to always be at the forefront of transportation innovation, and we believe that through these investments we will continue to be well positioned as a leader in Transportation-as-a-Service. Even as we invest in the business, we also remain focused on finding ways to operate more efficiently.
Our values, brand and focus on customer experience are key differentiators for our business. We continue to believe that users are increasingly choosing services, including a ridesharing platform, based on brand affinity and value alignment. We remain confident that demand will continue to return to our platform as we progress through the COVID-19 recovery and longer-term.
Impact of COVID-19 to our Business
The ongoing COVID-19 pandemic continues to weigh on communities in the United States, Canada and globally. Since the pandemic began in March 2020, governments - at the recommendation of public health officials - have enacted precautions to mitigate the spread of the virus, including travel restrictions and extensive social distancing measures in many regions of the United States and Canada. Beginning in the middle of March 2020, the pandemic and these related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. Our business continues to be impacted by the COVID-19 pandemic.

Although demand continues to improve and we begin to see positive trends compared to the demand levels at the start of the pandemic, it remains significantly below the levels of demand prior to the pandemic. The exact timing and pace of the recovery remain uncertain. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or recover from its impact, among other things. Even as travel restrictions and shelter-in-place orders have been and will continue to be modified or lifted, we anticipate that continued social distancing, altered consumer behavior, reduced travel and commuting, and expected corporate cost cutting will be significant challenges for us. The strength and duration of these challenges cannot be presently estimated.
In response to the COVID-19 pandemic, we have adopted multiple measures, including pausing our shared rides offerings, distributing thousands of bottles of hand sanitizer, masks and partitions to drivers on our platform, requiring face coverings in all rideshare trips, providing many employees with the option to work from home until September 2021 and restricting non-critical business travel by our employees. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including headcount reductions, furlough of employees and the implementation of temporary salary reductions.
We've built a much stronger business over the last year and we are confident in our ability to continue to navigate this challenging period. We remain focused on our long-term growth opportunities in addition to our business model, including our ability to reach Adjusted EBITDA profitability in the third quarter of 2021 assuming (i) COVID-19 economic recovery continues and (ii) the transaction involving the sale of our Level 5 self-driving vehicle division closes within the expected timeframe. With $2.2 billion in unrestricted cash and cash equivalents and short-term investments as of March 31, 2021, we believe we have sufficient liquidity to continue business operations and to take action we determine to be in the best interests of our employees. stockholders, stakeholders and of drivers and riders on the Lyft Platform. For more information on risks associated with the COVID-19 pandemic and our litigation matters, see the section titled “Risk Factors” in Item 1A of Part II.
Recent Developments
Transaction with Woven Planet Holdings, Inc. (“Woven Planet”)
On April 26, 2021, we signed a definitive agreement with Woven Planet, a subsidiary of Toyota Motor Corporation, for divestiture of certain assets related to our self-driving vehicle division, Level 5, as well as non-exclusive commercial agreements for the utilization of Lyft system and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet will develop. We will receive, in total, approximately $550 million in cash with this transaction, with $200 million paid upfront subject to certain closing adjustments and $350 million of payments over a five-year period. The transaction is expected to close in the third quarter of 2021, subject to the receipt of required regulatory approvals and customary and other closing conditions. This transaction will reduce our costs related to Level 5 and also provide a new way to monetize the data collected as a result of our platform.
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, our wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million. The Reinsurance Agreement arrangement does not discharge PVIC of its obligations to the policyholder. A loss of approximately $20.2 million for the net costs of the Reinsurance Agreement will be recognized during the second quarter of 2021.

Financial Results for the Three Months Ended March 31, 2021
•Total revenue was $609.0 million, a decrease of 36% year-over-year.
•Total costs and expenses were $1.0 billion, including stock-based compensation expense of $164.2 million.
•Loss from operations was $416.4 million.
•Net loss was $427.3 million.
•Cash used in operating activities was $79.5 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $2.2 billion as of March 31, 2021.
Active Riders and Revenue per Active Rider

	Active Riders			Revenue per Active Rider
	2021	2020	Growth Rate	2021	2020	Growth Rate
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	13,494	21,211	(36.4)%	$45.13	$45.06	0.2%
Three Months Ended June 30		8,688			$39.06
Three Months Ended September 30		12,513			$39.94
Three Months Ended December 31		12,552			$45.40
We define Active Riders as all riders who take at least one ride during a quarter where the Lyft Platform processes the transaction. An Active Rider is identified by a unique phone number. If a rider has two mobile phone numbers or changed their phone number and such rider took rides using both phone numbers during the quarter, that person would count as two Active Riders. If a rider has a personal and business profile tied to the same mobile phone number, that person would be considered a single Active Rider. If a ride has been requested by an organization using our Concierge offering for the benefit of a rider, we exclude this rider in the calculation of Active Riders unless the ride is accessible in the Lyft App.
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
The decrease in the number of Active Riders in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was due primarily to the ongoing impact of the COVID-19 pandemic on people's mobility. This includes continued remote work arrangements and social distancing measures still in effect across North America. The number of Active Riders in the three months ended March 31, 2021 improved compared to the three months ended December 31, 2020 following the easing of travel restrictions and social distancing measures in certain regions. However, local recovery trends continue to vary significantly.
The slight increase in Revenue per Active Rider in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 reflects elevated pricing in the first quarter of 2021 as rider demand outpaced driver supply. This was offset by increases to driver incentives to increase driver availability and reduced ride frequency given a return of riders from prior quarters as well as new rider activations, especially in March. Driver incentives are recorded as a reduction to revenue and Active Rider additions near the end of any quarter have less time to take rides and contribute to revenue. Revenue per Active Rider slightly decreased in the three months ended March 31, 2021 as compared to the three months ended December 31, 2020 primarily caused by a decrease in demand for bikes and scooters due to seasonal factors. This was partially offset by the rideshare dynamic caused by rider demand outpacing driver supply in the first quarter of 2021 noted above.
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
Components of Results of Operations
As noted above, we expect to see decreased levels of demand for our platform, decreased numbers of new rider activations, and negative impacts on revenue for so long as responsive measures to COVID-19 remain in place, and we have adopted multiple measures in response to the COVID-19 pandemic. We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results for the remainder of 2021.
Revenue Recognition
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
Cost of Revenue
Cost of revenue consists of costs directly related to revenue generating transactions through our multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing and bike and scooter rentals and also includes occupational hazard insurance for drivers in California. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, vehicle lease expenses, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges, and remarketing gains and losses related to the sale of vehicles.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$608,960	$955,712
Costs and expenses
Cost of revenue	412,039	542,419
Operations and support	88,931	133,782
Research and development	238,218	258,739
Sales and marketing	78,620	196,437
General and administrative	207,594	238,440
Total costs and expenses	1,025,402	1,369,817
Loss from operations	(416,442)	(414,105)
Interest expense	(12,568)	(1,507)
Other income, net	3,605	19,169
Loss before income taxes	(425,405)	(396,443)
Provision for income taxes	1,934	1,630
Net loss	$(427,339)	$(398,073)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	67.7	56.8
Operations and support	14.6	14.0
Research and development	39.1	27.1
Sales and marketing	12.9	20.6
General and administrative	34.1	24.9
Total costs and expenses	168.4	143.3
Loss from operations	(68.4)	(43.3)
Interest expense	(2.1)	(0.2)
Other income, net	0.6	2.0
Loss before income taxes	(69.9)	(41.5)
Provision for income taxes	0.3	0.2
Net loss	(70.2)%	(41.7)%
Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020
Revenue

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands, except for percentages)
Revenue	$608,960	$955,712	(36)%
Revenue decreased $346.8 million, or 36%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, which was driven primarily by a 36% decrease in the number of Active Riders in the first quarter of 2021 as compared to the first quarter of 2020 due to the continued impact of restrictive measures still in effect across North America in response to the COVID-19 pandemic. Revenue per Active Rider slightly increased in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. In the first quarter of 2021, Revenue per Active Rider benefited from elevated pricing as rider demand outpaced driver supply. This benefit to Revenue per Active Rider was offset by (i) an increase to driver incentives in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 to increase driver availability and (ii) a decline in ride frequency during the COVID-19 pandemic. Driver incentives are recorded as a reduction to revenue.
We expect to see continued suppression of demand for our platform and the resulting negative impacts on revenue for so long as the travel restrictions, extensive social distancing measures and other restrictive measures in response to COVID-19 remain in place and we cannot predict consumer behavior at such time.
Cost of Revenue

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands, except for percentages)
Cost of revenue	$412,039	$542,419	(24)%
Cost of revenue decreased $130.4 million, or 24%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was due primarily to a decrease of $131.0 million in insurance costs driven by (i) the negative impact on ride volume due to the COVID-19 pandemic and (ii) $62.5 million of costs related to the transfer of certain legacy auto insurance liabilities from the first quarter of 2020. The decrease in insurance costs was partially offset by an increase of $69.7 million in changes to the liabilities for insurance required by regulatory agencies attributable to historical periods driven by continued unfavorable historical claims experiences due in part to the COVID-19 pandemic. The lower ride volume due to the COVID-19 pandemic also resulted in decreases in transaction fees and web hosting fees to support our platform, which decreased $33.5 million and $16.4 million, respectively. Bike and scooter related costs also decreased $4.0 million as a result of a reduction in asset disposals and a reduction in depreciation expenses due to lower capital expenditures in response to the negative impact of the COVID-19 pandemic.

Operations and Support

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands, except for percentages)
Operations and support	$88,931	$133,782	(34)%
Operations and support expenses decreased $44.9 million, or 34%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to a reduction of $19.3 million in driver onboarding costs and rider and driver support costs as well as a reduction of $4.5 million in facilities costs as a result of the negative impact of the COVID-19 pandemic. Personnel-related costs decreased $11.8 million primarily as a result of the restructuring events in the second and fourth quarters of 2020. In addition, costs related to Flexdrive decreased $4.8 million.
Research and Development

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands, except for percentages)
Research and development	$238,218	$258,739	(8)%
Research and development expenses decreased $20.5 million, or 8%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to a $11.8 million decrease in personnel-related costs as a result of the restructuring event in the second quarter of 2020. Consultant and advisory costs also decreased $5.3 million.
Sales and Marketing

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands, except for percentages)
Sales and marketing	$78,620	$196,437	(60)%
Sales and marketing expenses decreased $117.8 million, or 60%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to an $87.0 million decrease in costs related to incentive programs driven primarily by a reduction in rider incentives. There was also a reduction of $6.1 million in personnel-related costs as a result of the restructuring event in the second quarter of 2020. In addition, there was a decrease of $6.0 million in rider reward payments related to our marketing partnerships and $4.7 million in costs associated with driver and rider acquisition.
General and Administrative

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands, except for percentages)
General and administrative	$207,594	$238,440	(13)%
General and administrative expenses decreased $30.8 million, or 13%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was due primarily to a $12.1 million decrease in consultant and advisory costs, a $9.6 million decrease in the accrual for self-retained general business liabilities, a $6.8 million decrease in driver support costs, and a decrease of $5.1 million in bad debt expense. There was a reduction of $4.8 million in office-related costs, $4.6 million in personnel-related costs, and $4.6 million in other employee-related expenses primarily as a result of the restructuring events in the second and fourth quarters of 2020 and our work from home option for many employees beginning in the middle of March 2020. This was partially offset by an increase of $24.7 million in certain loss contingencies including legal accruals and settlements.
Interest Expense

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands, except for percentages)
Interest expense	$(12,568)	$(1,507)	734%

Interest expense increased $11.1 million, or 734%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Interest expense relates to the issuance of our 2025 Notes in May 2020 and the vehicle related debt assumed from the acquisition of Flexdrive in February 2020.
Other Income (Expense), Net

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands, except for percentages)
Other income, net	$3,605	$19,169	(81)%
Other income (expense), net decreased $15.6 million, or 81%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily related to a decrease in interest income driven by a decline in interest rates and the yield on debt securities and a decrease in our cash equivalents and short-term investments balance.

Non-GAAP Financial Measures

	Three Months Ended March 31,
	2021	2020	% Change
	(in millions, except for percentages)
Contribution(1)	$337.3	$547.4	(38.4)%
Contribution Margin(1)	55.4%	57.3%
Adjusted EBITDA(1)	$(73.0)	$(85.2)	14.3%
Adjusted EBITDA Margin(1)	(12.0)%	(8.9)%
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
During the first quarter of 2020, we entered into a Novation Agreement for the transfer of certain legacy auto insurance liabilities between October 1, 2015 and September 30, 2018. Refer to Note 4 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding this transaction. We believe the costs associated with the transfer of these legacy auto insurance liabilities do not illustrate the current period performance of our ongoing operations despite this transaction occurring in the current period because the transferred insurance liabilities relate to claims that date back years. We believe the adjustment to exclude these costs related to the transfer of legacy insurance liabilities from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.

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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue	$609.0	$955.7
Less cost of revenue	(412.0)	(542.4)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	2.8	2.8
Stock-based compensation expense	8.4	9.7
Payroll tax expense related to stock-based compensation	1.1	0.7
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	128.0	58.4
Transfer of certain legacy auto insurance liabilities(2)	—	62.5
Contribution	$337.3	$547.4
_______________
(1)$128.0 million of insurance expense recorded during the three months ended March 31, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods. $58.4 million of insurance expense recorded during the three months ended March 31, 2020 reflects changes to reserves estimates of claims from 2019 and earlier periods.
(2)The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the three months ended March 31, 2020.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2021	2020
Net loss	$(427.3)	$(398.1)
Adjusted to exclude the following:
Interest expense(1)	12.9	1.5
Other income, net(2)	(3.6)	(19.1)
Provision for income taxes	1.9	1.6
Depreciation and amortization	34.4	35.5
Stock-based compensation expense	164.2	160.0
Payroll tax expense related to stock-based compensation	16.5	9.9
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(3)	128.0	58.4
Costs related to acquisitions	—	0.4
Transfer of certain legacy auto insurance liabilities(4)	—	64.7
Adjusted EBITDA	$(73.0)	$(85.2)
_______________
(1)Includes interest expense for Flexdrive vehicles and the 2025 Notes and $0.3 million related to the interest component of vehicle related finance leases. Refer to Note 6 “Leases” to the condensed consolidated financial statements for information regarding the interest component of vehicle related finance leases.
(2)Includes interest income which was reported as a separate line item on the condensed consolidated statement of operations in periods prior to the second quarter of 2020.
(3)$128.0 million of insurance expense recorded during the three months ended March 31, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods. $58.4 million of insurance expense recorded during the three months ended March 31, 2020 reflects changes to reserves estimates of claims from 2019 and earlier periods.
(4)The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the three months ended March 31, 2020.
Liquidity and Capital Resources
As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents of approximately $312.2 million and short-term investments of approximately $1.9 billion, exclusive of restricted cash, cash equivalents and investments of $1.1 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2021 and December 31, 2020 were $940.4 million and $1.1 billion, respectively.
We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. These impacts are ongoing and have continued into 2021. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic, actions by government authorities and private businesses to contain the pandemic or recover from its impact, and the availability and distribution of the vaccine, among other things. We have adopted several measures in response to the COVID-19 pandemic, including pausing our shared ride offerings, distributing thousands of bottles of hand sanitizer, masks and partitions to drivers on our platform, providing many employees with the option to work from home until September 2021, and restricting non-critical business travel by our employees. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including headcount reductions, furlough of employees and the implementation of temporary salary reductions.
We cannot be certain that our actions will mitigate some or all of the negative effects of the pandemic on our business. With nearly $2.2 billion in unrestricted cash and cash equivalents and short-term investments as of March 31, 2021, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(79,464)	$(206,926)
Net cash provided by (used in) investing activities	161,123	787,667
Net cash provided by financing activities	(24,286)	(16,644)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	34	(120)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$57,407	$563,977
Operating Activities
Cash used in operating activities was $79.5 million for the three months ended March 31, 2021. This consisted primarily of a net loss of $427.3 million offset by non-cash stock-based compensation expense of $164.2 million.
Cash used in operating activities was $206.9 million for the three months ended March 31, 2020. This consisted primarily of a net loss of $398.1 million offset by non-cash stock-based compensation expense of $160.0 million.

Investing Activities
Cash provided by investing activities was $161.1 million for the three months ended March 31, 2021, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.2 billion, partially offset by purchases of marketable securities of $1.0 billion and term deposits of $75.0 million.
Cash provided by investing activities was $787.7 million for the three months ended March 31, 2020, which primarily consisted of proceeds from sales and maturities of marketable securities of $2.1 billion, partially offset by purchases of marketable securities of $1.2 billion and a term deposit of $75.0 million.
Financing Activities
Cash provided by financing activities was $24.3 million for the three months ended March 31, 2021, which primarily consisted of our repayment of loans of $10.0 million, taxes paid related to net share settlement of equity awards of $7.7 million and principal payments of finance lease obligations of $9.9 million.
Cash used in financing activities was $16.6 million for the three months ended March 31, 2020, which primarily consisted of taxes paid related to net share settlement of equity awards of $6.8 million and principal payments of finance lease obligations of $6.2 million.
Contractual Obligations and Commitments
As of March 31, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of March 31, 2021, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.2 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.1 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
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
Changes in Internal Control
During the first quarter of 2021, we completed the initial phase of our new enterprise resource planning (“ERP”) system implementation and migrated our general ledger, consolidation, and planning processes onto the new system. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. Following implementation, these changes to our control environment were validated according to our established processes. No other changes in our internal control over financial reporting were identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this

Quarterly Report on Form 10-Q that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
•climate change, which may have a long-term impact on our business;
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
Our business, operations and financial performance have been negatively impacted by the ongoing COVID-19 pandemic and related public health responses, such as travel bans, travel restrictions and shelter-in-place orders. The pandemic and these related responses continue to evolve and have caused, and are expected to continue to cause, decreased demand for our platform relative to pre-COVID-19 demand, disruptions in global supply chains, and significant volatility and disruption of financial markets.
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in travel as a result COVID-19, including commuting, local travel, and business and leisure travel, have resulted in decreased demand for our platform which has decreased our revenues. We have also paused our shared rides offerings as a result of COVID-19. During certain periods in the past, these factors have led to a decrease in earning opportunities for drivers on our platform. Changes in travel trends and behavior arising from COVID-19, including as a result of new strains of COVID-19, may continue to develop or persist over time and further contribute to this adverse effect.

•Changes in driver behavior during the COVID-19 pandemic have led to reduced levels of driver availability on our platform beginning in the first quarter of 2021. To the extent that driver availability is limited, our service levels may be negatively impacted and we may need to increase prices or provide additional incentives, which may adversely affect our business, financial condition and results of operation.
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
•The impacts of COVID-19 have and may continue to have an adverse impact on the demand for vehicles rented to drivers through our Express Drive program, and for the fleet rented to users through Lyft Rentals. Further, COVID-19 has and may continue to negatively impact Lyft's ability to conduct rental operations through the Express Drive program and Lyft Rentals as a result of restrictions on travel, mandated closures, limited staffing availability, and other factors related to COVID-19. For example, in 2020, Lyft Rentals temporarily ceased operations, closing its rental locations, as a result of COVID-19. Further, while Express Drive rental periods renew on a weekly basis, new rental reservations were temporarily blocked, and subsequently re-opened with modified operations to limit the proximity and amount of interactions between associates and drivers, and to address additional cleaning which may be required as a result of COVID-19. These operations are more costly, and vulnerable to shortages of cleaning supplies or other materials required to operate rental sites while minimizing the risk of exposure to COVID-19. As a result of the adverse impact to demand for rides on the rideshare platform, drivers renting from Express Drive have had and may continue to have a diminished ability to pay their rental fees. In response, in 2020, Flexdrive temporarily reduced pricing for Flexdrive rentals in cities most affected by COVID-19, and has waived rental fees for drivers who are confirmed to have tested positive for COVID-19 or requested to quarantine by a medical professional. Further, Express Drive and Flexdrive have faced significantly higher costs in transporting, repossessing, cleaning, and storing unrented and returned vehicles. These impacts to the demand for and operations of the different rental programs have and may continue to adversely affect our business, financial condition and results of operation.
•The COVID-19 pandemic may delay or prevent us, or our current or prospective partners and suppliers, from being able to test, develop or deploy autonomous vehicle-related technology, including through direct impacts of the COVID-19 virus on employee and contractor health; shelter-in-place orders by local, state, or federal governments negatively impacting operations, including our ability to test autonomous vehicle-related technology; impacts to our supply chains or those of our current or prospective partners and suppliers; or economic impacts limiting our or our current or prospective partners or suppliers ability to expend resources on developing and deploying autonomous vehicle-related technology. These impacts to the development and deployment of autonomous vehicle-related technology may adversely affect our business, financial condition and results of operations.

•In response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. As the severity, magnitude and duration of the COVID-19 pandemic, the public health responses, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. As the United States begins to reopen, the recovery of the economy and our business have fluctuated and vary by geography. Further, the ultimate impact of the COVID-19 pandemic on our users, customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response thereto on local or regional economies, travel, and economic activity; the speed and efficacy of vaccine distribution; the availability of government funding programs; evolving laws and regulations regarding COVID-19, including those related to disclosure and notification; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; the duration of the pandemic; the extent of any virus mutations or new strains of COVID-19; and the pace of recovery when the COVID-19 pandemic subsides.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability, including any instability surrounding the United Kingdom’s exit from the EU (Brexit) and other geopolitical developments, or other catastrophic events, such as the attack on the U.S. Capitol on January 6, 2021, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, COVID-19 has led to certain business disruptions as described in our other risk factors, including travel bans and restrictions, and shelter in place orders that have resulted in declines in demand for our services, as well as adverse effects on drivers and riders on our platform, our suppliers and the economy, all of which have had and may continue to have an adverse effect on our business, financial condition and results of operations. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. In the past year, we have also reevaluated and changed our cost structure and focused our business model. Our evolving business makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
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

•plan for and manage capital expenditures for our current and future offerings, including our network of shared bikes and scooters or certain vehicles in the Express Drive program and the fleet of vehicles for Lyft Rentals, and manage our supply chain and supplier relationships related to our current and future offerings;
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
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $0.4 billion and $0.4 billion in the three months ended March 31, 2021 and 2020, respectively. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California including providing drivers in California with new earnings opportunities and protections, including contributions towards health care coverage, occupational accident insurance and minimum guaranteed earnings, and we have incurred and expect to continue to incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Flexdrive and Lyft Rentals. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, Mobile Services and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards may continue to be a significant expense in future periods, and we have $1.1 billion of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 2.1 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Our main ridesharing competitors in the United States and Canada include Uber and Via. Our main competitors in the bike and scooter sharing market include Lime and Bird. Our main competitors in the consumer vehicle rental market include Enterprise, Hertz and Avis Budget Group as well as emerging car-share marketplaces. We also compete with certain non-ridesharing transportation network companies and taxi cab and livery companies as well as traditional automotive manufacturers, such as BMW, which has an ongoing presence in the transportation network market in Europe.
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
•our ability, and our ability compared to our competitors, to manage our business and operations during the ongoing COVID-19 pandemic and recovery as well as in response to related governmental, business and individuals’ actions that continue to evolve (including restrictions on travel and transport and modified workplace activities);
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
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, beginning in the first quarter of 2021, we have seen a shortage of available drivers relative to rider demand in certain markets particularly where restrictions on social activities and visiting business venues were or have been eased. This imbalance fluctuates for various reasons, and to the extent that driver availability remains limited, our revenue may be negatively impacted. In order to improve driver availability, we have, from time to time, increased incentives available to drivers, which could negatively impact revenue. Additionally, following the passage of Proposition 22 in California, we have begun to provide for drivers to receive the earning opportunities described in the ballot measure. Our competitors may attempt to compete for drivers on the basis of these earning opportunities, or drivers may determine that such earning opportunities are not sufficient. Further, other jurisdictions may adopt similar laws and regulations, which we would likely increase our expenses. Notwithstanding the passage of Proposition 22, we are subject to ongoing litigation in California, including efforts to overturn Proposition 22, and in other jurisdictions. If we are unsuccessful in this ongoing litigation in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we will need to develop and implement an employment model that we have not historically used. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand. Similar rulings in other jurisdictions may cause similar effects.

If drivers are unsatisfied with our partners, including our third-party vehicle rental partners, our ability to attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers could be adversely affected. Further, incentives we provide to attract drivers could fail to attract and retain qualified drivers or fail to increase utilization by existing drivers, or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration, labor and employment laws or background check requirements, may result in a shift or decrease in the pool of qualified drivers, which may result in increased competition for qualified drivers or higher costs of recruitment, operation and retention. As part of our business operations or research and development efforts, data on the vehicle may be collected and drivers may be uncomfortable or unwilling to drive knowing that data is being collected. Other factors outside of our control, such as the COVID-19 pandemic or other concerns about personal health and safety, increases in the price of gasoline, vehicles or insurance, or concerns about the availability of government or other assistance programs if drivers continue to drive on our platform, may also reduce the number of drivers on our platform or utilization of our platform by drivers, or impact our ability to onboard new drivers. If we fail to attract qualified drivers on favorable terms, fail to increase utilization of our platform by existing drivers or lose qualified drivers to our competitors, we may not be able to meet the demand of riders, including maintaining a competitive price of rides to riders, and our business, financial condition and results of operations could be adversely affected.
If we fail to cost-effectively attract new riders, or to increase utilization of our platform by existing riders, our business, financial condition and results of operations could be harmed.
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. Further, government and private business actions in response to the COVID-19 pandemic, such as travel bans, travel restrictions, shelter-in-place orders, increased reliance on work-from-home rather than working in offices, and people and businesses electing to move away from more densely populated cities, have decreased and may continue to decrease utilization of our platform by riders including longer term. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters and Lyft Rentals vehicles, our business, financial condition and results of operations could be adversely affected.
We rely substantially on our wholly-owned subsidiary and deductibles to insure auto-related risks and on third-party insurance policies to insure and reinsure our operations-related risks. If our insurance or reinsurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2021 and December 31, 2020 were $0.9 billion and $1.1 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any operations-related claims that we make.
We also procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability and general business liabilities, including product liability. For certain types of operations-related risks or future risks related to our new and evolving offerings, such as a scaled network of autonomous vehicles, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, self-insured retentions or deductibles for the coverage we do obtain. Additionally, if any of our insurance or reinsurance providers becomes insolvent, it could be unable to pay any operations-related claims that we make. Certain losses may be excluded from insurance coverage including, but not limited to losses caused by intentional act, pollution, contamination, virus, bacteria, terrorism, war and civil unrest.
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
We may, from time to time, explore the possibility of selling portions of retained insurance risk to third-parties. This may cause us to incur additional expenses in the total cost of this risk. For example, in the first quarter of fiscal 2020, we entered into a Novation Agreement to transfer nearly all of our primary auto insurance liabilities related to periods preceding October 2018 to a third-party, in October 2020, we expanded our rideshare insurance program to include additional third-party insurance-service providers, and in April 2021, we executed an agreement to reinsure our captive insurance entity for $183 million of coverage above the insurance liabilities recorded as of March 31, 2021 for policies underwritten during the period of October 1, 2018 to October 1, 2020.
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
•concerns by riders or drivers about the safety of ridesharing and our platform in light of the COVID-19 pandemic or otherwise;
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven and incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. In the past, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and there can be no assurance that we will not be forced, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing related to the COVID-19 pandemic and otherwise have imposed limits on prices for certain rides and certain local regulations regarding minimum earnings standards for drivers have caused us to revise our pricing methodology in certain markets, including New York City and Seattle. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and may in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The passage of Proposition 22 in California enables us to provide additional earning opportunities to drivers in California, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also launched, and may in the future launch, certain changes to the rates and fee structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters, autonomous vehicles, Driver Hubs, Driver Centers and Mobile Services, Express Drive program and Lyft Rentals, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
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
The revenue we generate from our network of shared bikes and scooters may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of shared bikes and scooters, however, we expect the demand for our bike and scooter rentals to decline over the winter season and increase during more temperate and dry seasons. Our network of shared bikes and scooters is also subject to risks related to COVID-19, as discussed above. In particular, travel bans and restrictions, as well as shelter in place orders, have decreased demand and we are unable to predict when and to what extent these public health and safety measures may be eased, how riders of shared bikes and scooters will respond to the easing of such measures, and whether additional measures may need to be implemented in the future, any of which may continue to result in decreased demand notwithstanding usual seasonality. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of shared bikes and scooters, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently develop our own autonomous vehicle technologies or develop partnerships with other companies to offer autonomous vehicle technologies on our platforms in a timely manner, our business, financial condition and results of operations could be adversely affected.
We partner with several companies to develop autonomous vehicle technology and offerings, including, at times, the development of jointly-owned intellectual property. We recently announced the sale of our Level 5 self-driving vehicle division to Woven Planet, but we have devoted, and until closing of the sale, will continue to devote, resources towards developing autonomous vehicle technology for use on our platforms. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and may reduce our return from the sale of Level 5, and our partners may decide to terminate or scale back their partnerships with us. In addition, the COVID-19 pandemic did, and may in the future, adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology. Following the sale of our Level 5 self-driving vehicle division, we will no longer be developing our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platforms, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our efforts to optimize our strategy with regard to our autonomous vehicle technology development are not successful, our business, financial condition and results of operations could be adversely affected.
The autonomous vehicle industry may not continue to develop, or autonomous vehicles may not be adopted by the market, which could adversely affect our prospects, business, financial condition and results of operations.
We have invested, and plan to continue to invest, in the development of autonomous vehicle-related technology for use on our Lyft Autonomous platform. Autonomous driving involves a complex set of technologies, including the continued development of sensing, computing and control technology. We have relied both on our own research and development and on strategic partnerships with third-party developers of such technologies, as such technologies are costly and in varying stages of maturity. There is no assurance that this research and development or these partnerships will result in the development of market-viable technologies or commercial success in a timely manner or at all and following the sale of our Level 5 self-driving vehicle division, we will be more reliant on partnerships for this development. In order to gain acceptance, the reliability of autonomous vehicle technology must continue to advance.
Additional challenges to the development and deployment of autonomous vehicle technology, all of which are outside of our control, include:
•market acceptance of autonomous vehicles;
•state, federal or municipal licensing requirements, safety standards, and other regulatory measures;
•necessary changes to infrastructure to enable adoption;
•concerns regarding electronic security and privacy; and
•public perception regarding the safety of autonomous vehicles for drivers, riders, pedestrians and other vehicles on the road.
There are a number of existing laws, regulations and standards that may apply to autonomous vehicle technology, including vehicle standards that were not originally intended to apply to vehicles that may not have a human driver. Such regulations continue to rapidly evolve, which may increase the likelihood of complex, conflicting or otherwise inconsistent regulations, which may delay our ability to bring autonomous vehicle technology to market or significantly increase the compliance costs associated with this business strategy. In addition, there can be no assurance that the market will accept autonomous vehicles or the timing of such acceptance, if at all, and even if it does, that we will be able to execute on our business strategy or that our offerings will be successful in the market. Even if autonomous vehicle technology is successfully developed and implemented, there may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding autonomous vehicles, including the overall safety and the potential for injuries or death occurring as a result of accidents involving autonomous vehicles and the potential loss of income to human drivers resulting from widespread market adoption of autonomous vehicles. Such negative public perception may result from incidents on our platform, incidents on our partners’ or competitors’ platforms, or events around autonomous vehicles more generally. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.
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
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly. Accordingly, our recent revenue growth rate and financial performance, both prior to the effects of COVID-19, and the decline related to COVID-19, should not be considered indicative of our future performance. In 2020 and 2019, our revenue was $2.4 billion and $3.6 billion, respectively, representing a 35% decrease. We have experienced a decline in revenue in 2020 due to decreased demand for our ridesharing platform in light of the COVID-19 pandemic, and we expect that our revenue growth rate and financial performance in future quarters will continue to be harmed. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As our business recovers from the effects of COVID-19 and we endeavor to return to growth, our revenue growth rates will fluctuate due to a number of reasons, which may include long-term impacts of the COVID-19 pandemic on our business, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Since 2012 and prior to the COVID-19 pandemic, we generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future following the recovery of the world economy from the pandemic. This growth placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. The number of our full-time employees increased from 2,708 as of December 31, 2017, to 4,578 as of March 31, 2021. However, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee total security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties, having employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees (including increased use of video conferencing), our exposure to cyberattacks or security breaches may increase. Further, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, our employees have been accused in the past of violating these policies and we may be subject to these types of accusations in the future.
Any actual or perceived breach of privacy or security could interrupt our operations, result in our platform being unavailable, result in loss or improper disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in significant legal, regulatory and financial exposure and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. Any breach of privacy or security impacting any entities with which we share or disclose data (including, for example, our third-party technology providers, third party autonomous vehicle providers, or other parties with whom we have agreed to share our data under licensing or other commercial arrangements) could have similar effects. In addition, any actual or perceived breach of security in any autonomous vehicles, whether ours or our competitors’, could result in legal, regulatory and financial exposure and lead to loss of rider confidence in our platform, which could significantly undermine our business strategy. Further, any cyberattacks or security and privacy breaches directed at our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.
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
We rely on third-party and affiliate vehicle rental partners as well as third-party vehicle supply, fleet management and finance partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners or third-party vehicle supply, fleet management and finance partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, the availability of vehicles for drivers in certain markets could be adversely impacted, and we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, in the event that vehicle manufacturers issue recalls or the supply of vehicles or automotive parts is interrupted, including as a result of public health crises, such as the COVID-19 pandemic, affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. For example, in September 2019, GM issued a recall affecting the 2018 Chevy Malibu, which affected a moderate portion of the fleet provided by Lyft’s rental partners. In addition, in May 2020, Hertz filed for bankruptcy protection, which may affect their ability to meet the requirements of our Express Drive program. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. If Flexdrive, Lyft’s independently managed subsidiary, is unable to manage costs of operating Flexdrive’s fleet and potential shortfalls between such costs and the rental fees collected from drivers, Lyft and Flexdrive may update the pricing methodologies related to Flexdrive’s offering in Lyft’s Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers.
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
For the Lyft Rentals consumer car rental business and, through our subsidiary Flexdrive, for vehicles rented to drivers through our Express Drive program, we source a portion of the fleet from a range of auto manufacturers. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to sell cars to us on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, we may be unable to obtain a sufficient number of vehicles to operate our Express Drive or Lyft Rentals businesses without significantly increasing fleet costs or reducing volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact rider demand, the demand for or ability to rent vehicles in Lyft Rentals or the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleet. Reduced utilization has increased and could continue to increase costs of maintaining the fleet or storing or moving unused vehicles.
The costs of the fleet vehicles may also be adversely impacted by the relative strength of the used car market. We currently sell vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. It may be difficult to estimate the residual value of vehicles used in ridesharing, such as those rented to drivers through our Express Drive program. Further, market events, such as the COVID-19 pandemic, have affected the demand for or pricing in the used vehicle market. For example, as a result of the COVID-19 pandemic, operators of large fleets, such as rental companies, are reportedly seeking to place large volumes of vehicles into the resale market, which have driven down the price and corresponding residual value of used vehicles. A reduction in residual values for vehicles in the Flexdrive or Lyft Rentals fleets could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate. If we are unable to obtain and maintain the fleet of vehicles cost-efficiently or if we are unable to accurately forecast the residual values of vehicles in the fleet, our business, financial condition and results of operations could be adversely affected.
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
•we are subject to a variety of laws and regulations that are costly to comply with and may affect the profitability of this offering or our ability to offer delivery in some markets, including laws and regulations regarding pricing or driver benefits, and any failure to comply with such laws and regulations will adversely affect our deliveries offering;
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
•shelter-in-place orders in certain jurisdictions where we operate that have required many of our employees to work remotely, as well as return to work arrangements and workplace strategies;
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
•political, economic, or social instability, which has caused disruptions in certain of our office locations, including in Belarus and Ukraine;
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
In addition, international expansion has increased our risks in complying with laws and standards in the U.S. and other jurisdictions, including with respect to customs, anti-corruption, anti-bribery, export controls and trade and economic sanctions. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of the applicable anti-corruption, anti-bribery, export controls and similar laws could result in adverse media coverage, investigations, significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, and/or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit. On August 12, 2020, we filed a notice of appeal of the court's order and on August 20, 2020, the California Court of Appeal stayed the preliminary injunction pending resolution of the appeal. The Court of Appeal affirmed the preliminary injunction on October 22, 2020. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provides a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. In February 2021, the case was remanded to the San Francisco Superior Court for further proceedings, and on April 20, 2021, the court granted the parties' joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On January 12, 2021, a lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 violates the California Constitution. The Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 12, 2021, and the Attorney General has filed a demurrer, which is scheduled for hearing on May 20, 2021. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies' respective platforms as independent contractors under Massachusetts wage and hour laws, seeking declaratory and injunctive relief. Further, recently, the Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourself vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
The passage of Proposition 22 in California in November 2020 led us to continue providing flexible earning opportunities to drivers in California. This transition has required, and will continue to require, additional costs and we expect to face other challenges as we transition drivers to this new model, including the logistics of providing the additional earning opportunities, as well as potential changes to our pricing. The change in model may also affect our ability to attract and retain drivers and riders. To the extent similar classification models are adopted in other jurisdictions, we may face similar costs and challenges. Notwithstanding the passage of Proposition 22, we continue to face litigation in California, including to overturn Proposition 22, and in other jurisdictions which may in the future require us to classify drivers as employees if we are unsuccessful in our ongoing litigation.
Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
Companies in the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain an increasingly high public profile and the number of competitors in our market increases and as we continue to develop new technologies and intellectual property, the possibility of intellectual property rights claims against us grows. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have initiated licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.

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
Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or intellectual property, and as we grow, we will continue to develop intellectual property that is important for our existing or future business. We rely on a combination of patents, copyrights, trademarks, service marks, trade dress, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective, and may vary by jurisdiction. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology, reverse engineer our data and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. The laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States and effective intellectual property protections may not be available or may be limited in foreign countries. Our domestic and international intellectual property protection and enforcement strategy is influenced by many considerations including costs, where we have business operations, where we might have business operations in the future, legal protections available in a specific jurisdiction, and/or other strategic considerations. As such, we do not have identical or analogous intellectual property protection in all jurisdictions, which could risk freedom to operate in certain jurisdictions if we were to expand. As we expand our international activities, our exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase. We may need to expend additional resources to protect, enforce or defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international operations. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Competitors and other third parties may also attempt to reverse engineer our data which would compromise our trade secrets and other rights. We also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.
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
Further, as we continue to expand our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. Changes in the law or regulatory landscape could limit or prohibit activities in this regard. Further, the collection and storage of data in connection with the use of our Concierge platform by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Contracted healthcare entities including healthcare providers, health plans, and transportation brokers using our Concierge offering are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare entities. Compliance obligations under HIPAA include privacy, security and breach notification obligations, and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1.5 million for identical incidences and the possibility of civil litigation.
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
For example, contracting with healthcare entities and transportation brokers representing healthcare entities may subject us to certain healthcare related laws and regulations. These laws and regulations may impose additional requirements on us and our platform in providing access to rides through the Lyft Platform on behalf of healthcare partners. Additional requirements may arise related to the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare partners. With respect to our healthcare rides matched through the Lyft Platform and provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations. Significant violations of such laws could lead to our loss of Medicaid provider enrollment status, and could also potentially result in exclusion from the federal programs as an authorized transportation platform provider. Further, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes. Furthermore, in response to the COVID-19 pandemic, since April 2020, we have been offering deliveries, including prescription delivery, through delivery requests matched on the Lyft Platform. In addition, rides matched through the Lyft Platform have been deemed an essential service by COVID-19 shelter-in-place orders in numerous jurisdictions. The foregoing may subject us to additional laws and regulations, including limits on pricing.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion or from the expanded work-from-home practices of our employees in response to COVID-19 shelter-in-place orders. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our

Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the settlement of RSUs. Since the initial settlement date for the RSUs that vested upon the effectiveness of our registration statement on Form S-1 related to our initial public offering, or our IPO Registration Statement, we have withheld shares and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. During the quarter ended March 31, 2021, we expended a total of approximately $7.7 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.
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
Certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.
Climate change may have a long-term impact on our business.
We have established environmental programs, such as our commitment to 100% electric vehicles (EVs) on our platform by the end of 2030, and requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters are projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change regulation such as California’s Senate Bill 1014, which will impose greenhouse gas and EV requirements on our industry, and failure to meet the future requirements could have adverse impacts on our costs and ability to operate in California, as well as public goodwill towards our company. We advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators, and any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of transportation network companies’ unique needs could challenge our ability to progress toward our 100% EV commitment. We may also enter into arrangements with third parties for financing, leasing or otherwise, to enable us to meet our commitment to 100% EVs on our platform by the end of 2030. Such transactions may require us to provide guarantees for financing. We may also benefit from certain tax credits for EVs and, if such tax credits expire or are terminated or we are otherwise unable to use them, we may not realize the benefits we have planned and our business and financial condition and results of operations may be negatively affected.

Risks Related to Financing and Transactional Factors
We may require additional capital, which may not be available on terms acceptable to us or at all.
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings, including potential new offerings. In May 2020, we issued $747.5 million in aggregate principal amount of our 2025 Notes and from time to time, we may seek additional equity or debt financing, including by the issuance of securities. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 2025 Notes, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business, such as our acquisitions of Motivate in November 2018 and Flexdrive in February 2020, as well as divestitures, partnerships and other transactions. We have previously acquired and continue to evaluate targets and other opportunities that operate in relatively nascent markets. As we grow, we also may explore investments in new technologies, which we may develop or other parties may develop. There is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue, or that our investments in other technologies will generate returns for our business.
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
•our ability to successfully obtain indemnification;
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
In addition, we may divest businesses or assets, enter into joint ventures or strategic partnerships or other strategic transactions. For example, we recently announced that we have entered into an agreement with Woven Planet for the sale of our Level 5 self-driving vehicle division. The transaction is subject to customary and other closing conditions, including regulatory approvals. If the transaction does not close, we will have incurred significant costs without receiving the proposed consideration and both the Level 5 business and our other businesses may be harmed. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction. Further, during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 8 "Debt" to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of March 31, 2021, we had $689.2 million of indebtedness for borrowed money outstanding.
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
Further, the LIBOR is expected to be phased out as a benchmark by the end of 2021. In March 2021, InterContinental Benchmark Exchange and the United Kingdom’s Financial Conduct Authority confirmed that LIBOR for all non-U.S. dollar currencies and for U.S. dollar one-week and two-month LIBOR would cease to be published, provided or representative after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease to be published, provided or representative after June 30, 2023. If new methods of calculating LIBOR are established or if other benchmark rates used to price indebtedness or investments are established, the terms of any existing or future indebtedness or investments, including the terms of Flexdrive’s debt instruments, may be negatively impacted, resulting in increased interest expense or lower than expected interest income.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 22.74% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 12.93% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of March 31, 2021 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of March 31, 2021.
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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business or statements by public officials regarding potential new laws or regulations;
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
We have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL
_______________

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

LYFT, INC.

Date:	May 6, 2021	By:	/s/ Logan Green
Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Brian Roberts
Chief Financial Officer (Principal Financial Officer)