Form 10-Q
period 2021-06-30
Lyft, Inc.
filed 2021-08-05
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 2, 2021, the number of shares of the registrant’s Class A common stock outstanding was 326,471,699 and the number of shares of the registrant’s Class B common stock outstanding was 8,802,629.

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
•our ability to efficiently develop partnerships with other companies to offer autonomous vehicle technologies on our platforms in a timely manner;
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
•our expectations regarding new and evolving markets and our efforts to address these markets, including autonomous vehicles, bikes and scooters, Lyft Auto Care, Driver Centers and Lyft Mobile Services, Flexdrive, Express Drive, and Lyft Rentals;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30 2021	December 31 2020
Assets
Current assets
Cash and cash equivalents	$484,181	$319,734
Short-term investments	1,761,339	1,931,334
Prepaid expenses and other current assets	357,049	343,070
Total current assets	2,602,569	2,594,138
Restricted cash and cash equivalents	144,567	118,559
Restricted investments	920,159	1,101,712
Other investments	75,260	10,000
Property and equipment, net	321,985	313,297
Operating lease right-of-use assets	248,407	275,756
Intangible assets, net	59,337	65,845
Goodwill	180,942	182,687
Other assets	18,129	16,970
Total assets	$4,571,355	$4,678,964
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$77,354	$84,108
Insurance reserves	1,035,828	987,064
Accrued and other current liabilities	1,123,737	954,008
Operating lease liabilities — current	54,533	49,291
Total current liabilities	2,291,452	2,074,471
Operating lease liabilities	237,153	265,803
Long-term debt, net of current portion	659,783	644,236
Other liabilities	18,209	18,291
Total liabilities	3,206,597	3,002,801
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of June 30, 2021 and December 31, 2020; 326,423,099 and 314,934,487 Class A shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively; 100,000,000 Class B shares authorized, 8,802,629 Class B shares issued and outstanding, as of June 30, 2021 and December 31, 2020.	3	3
Additional paid-in capital	9,346,049	8,977,061
Accumulated other comprehensive income (loss)	(1,609)	(473)
Accumulated deficit	(7,979,685)	(7,300,428)
Total stockholders’ equity	1,364,758	1,676,163
Total liabilities and stockholders’ equity	$4,571,355	$4,678,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$765,025	$339,345	$1,373,985	$1,295,057
Costs and expenses
Cost of revenue	346,890	251,355	758,929	793,774
Operations and support	93,765	98,610	182,696	232,392
Research and development	252,039	203,101	490,257	461,840
Sales and marketing	99,927	51,822	178,547	248,259
General and administrative	212,522	221,954	420,116	460,394
Total costs and expenses	1,005,143	826,842	2,030,545	2,196,659
Loss from operations	(240,118)	(487,497)	(656,560)	(901,602)
Interest expense	(12,849)	(6,537)	(25,417)	(8,044)
Other income, net	1,741	12,123	5,346	31,292
Loss before income taxes	(251,226)	(481,911)	(676,631)	(878,354)
Provision (benefit) for income taxes	692	(44,799)	2,626	(43,169)
Net loss	$(251,918)	$(437,112)	$(679,257)	$(835,185)
Net loss per share, basic and diluted	$(0.76)	$(1.41)	$(2.06)	$(2.72)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	332,101	309,213	329,149	306,857
Stock-based compensation included in costs and expenses:
Cost of revenue	$10,176	$4,456	$18,626	$14,180
Operations and support	7,155	1,499	12,043	5,632
Research and development	117,868	52,233	213,458	147,781
Sales and marketing	10,504	4,455	18,467	9,205
General and administrative	55,298	43,160	102,636	88,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(251,918)	$(437,112)	$(679,257)	$(835,185)
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,512)	732	(1,085)	(612)
Unrealized gain (loss) on marketable securities, net of taxes	158	5,713	(51)	2,991
Other comprehensive (loss) income	(1,354)	6,445	(1,136)	2,379
Comprehensive loss	$(253,272)	$(430,667)	$(680,393)	$(832,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended June 30, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
Issuance of common stock upon exercise of stock options	504	—	2,329	—	—	2,329
Issuance of common stock upon settlement of restricted stock units	3,838	—	—	—	—	—
Shares withheld related to net share settlement	(146)	—	(6,763)	—	—	(6,763)
Stock-based compensation	—	—	159,978	—	—	159,978
Other comprehensive loss	—	—	—	—	(4,066)	(4,066)
Net loss	—	—	—	(398,073)	—	(398,073)
Balances as of March 31, 2020	306,792	$3	$8,554,471	$(5,945,644)	$(1,341)	$2,607,489
Issuance of common stock upon exercise of stock options	153	—	757	—	—	757
Issuance of common stock upon settlement of restricted stock units	4,813	—	—	—	—	—
Shares withheld related to net share settlement	(145)	—	(4,437)	—	—	(4,437)
Issuance of common stock under employee stock purchase plan	463	—	11,071	—	—	11,071
Equity component of the convertible senior notes issued, net of tax and offering costs	—	—	139,224	—	—	139,224
Purchase of capped calls	—	—	(132,681)	—	—	(132,681)
Stock-based compensation	—	—	105,803	—	—	105,803
Other comprehensive income	—	—	—	—	6,445	6,445
Net loss	—	—	—	(437,112)	—	(437,112)
Balances as of June 30, 2020	312,076	$3	$8,674,208	$(6,382,756)	$5,104	$2,296,559
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended June 30, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	488	—	3,244	—	—	3,244
Issuance of common stock upon settlement of restricted stock units	5,218	—	—	—	—	—
Shares withheld related to net share settlement	(130)	—	(7,653)	—	—	(7,653)
Stock-based compensation	—	—	164,229	—	—	164,229
Other comprehensive income	—	—	—	—	218	218
Net loss	—	—	—	(427,339)	—	(427,339)
Balances as of March 31, 2021	329,313	$3	$9,136,881	$(7,727,767)	$(255)	$1,408,862
Issuance of common stock upon exercise of stock options	115	—	589	—	—	589
Issuance of common stock upon settlement of restricted stock units	5,279	—	—	—	—	—
Shares withheld related to net share settlement	(155)	—	(8,091)	—	—	(8,091)
Issuance of common stock under employee stock purchase plan	674	—	16,559	—	—	16,559
Stock-based compensation	—	—	200,111	—	—	200,111
Other comprehensive loss	—	—	—	—	(1,354)	(1,354)
Net loss	—	—	—	(251,918)	—	(251,918)
Balances as of June 30, 2021	335,226	$3	$9,346,049	$(7,979,685)	$(1,609)	$1,364,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(679,257)	$(835,185)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	69,005	79,936
Stock-based compensation	365,230	265,781
Amortization of premium on marketable securities	2,379	1,735
Accretion of discount on marketable securities	(636)	(11,784)
Amortization of debt discount and issuance costs	17,239	4,120
Deferred income tax from convertible senior notes	—	(46,324)
Loss on sale and disposal of assets, net	1,199	13,957
Other	2,531	2,301
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(12,568)	71,285
Operating lease right-of-use assets	30,560	33,449
Accounts payable	(4,723)	4,237
Insurance reserves	48,764	(434,827)
Accrued and other liabilities	71,925	(89,635)
Lease liabilities	(28,680)	(17,694)
Net cash used in operating activities	(117,032)	(958,648)
Cash flows from investing activities
Purchases of marketable securities	(1,727,258)	(2,221,963)
Purchase of non-marketable security	—	(10,000)
Purchases of term deposits	(276,506)	(363,811)
Proceeds from sales of marketable securities	81,951	447,939
Proceeds from maturities of marketable securities	1,959,058	2,953,281
Proceeds from maturities of term deposits	312,506	142,811
Purchases of property and equipment and scooter fleet	(20,514)	(56,235)
Cash paid for acquisitions, net of cash acquired	3	(12,440)
Sales of property and equipment	14,504	974
Other	(2,000)	—
Net cash provided by investing activities	341,744	880,556
Cash flows from financing activities
Repayment of loans	(19,990)	(17,993)
Proceeds from issuance of convertible senior notes	—	734,065
Payment of debt issuance costs	—	(374)
Purchase of capped call	—	(132,681)
Proceeds from exercise of stock options and other common stock issuances	20,392	14,200
Taxes paid related to net share settlement of equity awards	(15,743)	(11,199)
Principal payments on finance lease obligations	(18,656)	(18,042)
Net cash provided by (used in) financing activities	(33,997)	567,976
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	25	(364)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	190,740	489,520
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	438,485	564,465
End of period	$629,225	$1,053,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$484,181	$841,061
Restricted cash and cash equivalents	144,567	210,343
Restricted cash, included in prepaid expenses and other current assets	477	2,581
Total cash, cash equivalents and restricted cash and cash equivalents	$629,225	$1,053,985

Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$55,996	$24,137
Right-of-use assets acquired under finance leases	15,129	5,513
Right-of-use assets acquired under operating leases	5,800	22,451
Remeasurement of finance and operating lease right of use assets for lease modification	(3,812)	—
Purchases of property and equipment financed by seller	—	3,464
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	—	133,088
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	—	130,089
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
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of shared bikes and scooters, the Express Drive program, where drivers can enter into short-term rental agreements with Flexdrive or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform, Lyft Rentals, a consumer offering for users who want to rent a car for a fixed period of time for personal use, and Lyft Driver Centers and Lyft Auto Care, where drivers and riders can request auto maintenance and collision repair services offered through the Lyft Platform in certain markets.
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
Beginning in the middle of March 2020, the outbreak of the coronavirus (“COVID-19”) in the United States, Canada, and globally has impacted Lyft's business. The Company continues to be impacted by COVID-19, but the long-term impact will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. The Company has adopted a number of measures in response to the COVID-19 pandemic including, but not limited to, establishing new health and safety requirements for ridesharing and updating workplace policies. The Company also made adjustments to its expenses and cash flow to correlate with declines in revenues including headcount reductions in 2020. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding the 2020 restructuring events. The Company cannot be certain that these actions will mitigate the negative effects of the pandemic on Lyft's business. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require it to update its estimates, judgments or revise the carrying value of the Company's assets or liabilities, including the recording of any credit losses. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's financial statements.
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue in accordance with ASC 606 from licensing and data access, primarily with third-party autonomous vehicle companies. The Company also generates rental revenue from Flexdrive, its network of Light Vehicles, and Lyft Rentals, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company's revenues as included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from contracts with customers (ASC 606)	$696,898	$312,348	$1,265,688	$1,230,680
Rental revenue (ASC 842)	68,127	26,997	108,297	64,377
Total revenue	$765,025	$339,345	$1,373,985	$1,295,057
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
The Company recognizes revenue from subscription fees paid to access transportation options through the Lyft Platform and mobile-based applications over the applicable subscription period in accordance with ASC 606. The Company also recognizes revenue from auto maintenance and collision repair services in accordance with ASC 606.
The Company generates revenue from licensing and data access agreements, primarily with third-party autonomous vehicle companies. The Company is primarily responsible for fulfilling its promise to provide rideshare data and access to Flexdrive vehicles and bears the fulfillment risk, and the responsibility of providing the data, over the license period. The

Company is acting as a principal in delivering the data and access licenses and presents revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, is determined by assigning relative fair value to each of the performance obligations. Revenue is recorded upon delivery of the rideshare data and ratably over the quarter for access to fleet vehicles as the Company’s respective performance obligation is satisfied upon the delivery of each.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $125.5 million and $104.7 million as of June 30, 2021 and December 31, 2020, respectively. The Company's allowance for credit losses was $7.9 million and $15.2 million as of June 30, 2021 and December 31, 2020, respectively. There were no write-offs for the six months ended June 30, 2021. The change in the allowance for credit losses for the six months ended June 30, 2021 was related to reductions in provisions for expected credit losses.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of June 30, 2021 and December 31, 2020, the rider referral coupon liability was not material.
Light Vehicle Rider and Lyft Rentals Renter Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the three and six months ended June 30, 2021 and 2020.
For the three and six months ended June 30, 2021, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $376.1 million and $572.3 million as a reduction to revenue and $10.3 million and $23.4 million as sales and marketing expense, respectively. For the three and six months ended June 30, 2020, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $58.3 million and $170.5 million as a reduction to revenue and $4.0 million and $104.0 million as sales and marketing expense, respectively.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense in the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of June 30, 2021, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
Insurance claims may take years to completely settle, and the Company has limited historical loss experience. Because of the limited operational history, the Company makes certain assumptions based on currently available information and industry statistics and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while the Company believes that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts that will ultimately be paid to settle the liability and when amounts will be paid may significantly vary from the estimated amounts provided for in the consolidated balance sheets. The Company continues to review its insurance estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves.
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

4.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	June 30, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$297	$—	$—	$297
Money market deposit accounts	200,150	—	—	200,150
Term deposits	565,000	—	—	565,000
Certificates of deposit	793,324	268	(4)	793,588
Commercial paper	374,806	49	(6)	374,849
Corporate bonds	85,414	4	(20)	85,398
Total unrestricted cash equivalents and short-term investments	2,018,991	321	(30)	2,019,282
Restricted Balances(2)
Money market funds	57,419	—	—	57,419
Term deposits	6,506	—	—	6,506
Certificates of deposit	582,823	202	(1)	583,024
Commercial paper	318,273	33	(12)	318,294
Corporate bonds	57,781	8	(7)	57,782
Total restricted cash equivalents and investments	1,022,802	243	(20)	1,023,025
Total unrestricted and restricted cash equivalents and investments	$3,041,793	$564	$(50)	$3,042,307
_______________
(1)Excludes $226.2 million of cash, which is included within the $2.2 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $42.2 million of restricted cash, which is included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.
.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of June 30, 2021, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of June 30, 2021 was primarily related to the continued market volatility associated with COVID-19. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of June 30, 2021. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of June 30, 2021 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	June 30, 2021
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$71,745	$(5)
Corporate bonds	81,748	(27)
Commercial paper	229,843	(18)
Total available-for-sale debt securities in an unrealized loss position	$383,336	$(50)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Insurance-related accruals	$292,144	$269,849
Legal accruals	278,987	226,408
Ride-related accruals	234,870	196,439
Long-term debt, current	41,068	35,760
Insurance claims payable and related fees	36,817	28,318
Other	239,851	197,234
Accrued and other current liabilities	$1,123,737	$954,008
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$987,064	$1,378,462
Reinsurance recoverable established in period	(251,328)	—
Additions related to:
Reserves for current period	152,029	233,612
Change in estimates for prior periods	128,045	58,251
Losses paid	(224,843)	(318,804)
Transfer of certain legacy auto insurance liabilities	—	(407,885)
Net balance at the end of the period	790,967	943,636
Add: Reinsurance recoverable at the end of the period	244,861	—
Balance at end of period	$1,035,828	$943,636
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
Reinsurance of Certain Legacy Auto Liability Insurance

On April 22, 2021, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the Reinsurance Transaction”). The Reinsurance Agreement is on a funds withheld basis, meaning that funds are withheld by PVIC from the insurance premium owed to DARAG in order to pay future reinsurance claims on DARAG’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance of $271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities in the condensed consolidated balance sheet. As of June 30, 2021, the balance of the net funds withheld liability is immaterial. A loss of approximately $20.4 million for the total cost of the Reinsurance Transaction was recognized in the condensed consolidated statement of operations for the six months ended June 30, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since the premium of $271.5 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
Interest income(1)	$2,206	$10,768	$5,085	$32,095
Gain (loss) on sale of securities, net	1	66	702	(896)
Foreign currency exchange gains (losses), net	1,064	350	476	(164)
Other, net	(1,530)	939	(917)	257
Other income (expense), net	$1,741	$12,123	$5,346	$31,292
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

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$297	$—	$—	$297
Certificates of deposit	—	793,588	—	793,588
Commercial paper	—	374,849	—	374,849
Corporate bonds	—	85,398	—	85,398
Total unrestricted cash equivalents and investments	297	1,253,835	—	1,254,132
Restricted Balances(2)
Money market funds	57,419	—	—	57,419
Certificates of deposit	—	583,024	—	583,024
Commercial paper	—	318,294	—	318,294
Corporate bonds	—	57,782	—	57,782
Total restricted cash equivalents and investments	57,419	959,100	—	1,016,519
Total unrestricted and restricted cash equivalents and investments	$57,716	$2,212,935	$—	$2,270,651
_______________
(1)$226.2 million of cash, $200.2 million of money market deposit accounts and $565.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.2 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$42.2 million of restricted cash and $6.5 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
During the six months ended June 30, 2021, the Company did not make any transfers between the levels of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
In March 2020, the Company purchased a non-marketable equity security for total cash consideration of $10.0 million. This investment is classified in other investments on the condensed consolidated balance sheets.
In June 2021, the Company received an investment in a non-marketable equity security in a privately held company without a readily determinable market value as part of licensing and data access agreements. The investment had a carrying value of $64.0 million and was categorized as Level 3 as of June 30, 2021. The Company does not have significant influence over this privately-held company and has elected to measure this investment as a non-marketable equity security and classified it in other investments on the condensed consolidated balance sheet.
Non-marketable equity securities will be remeasured to fair value upon the occurrence of observable transactions for an identical or similar investments of the same issuer or impairment. If these forecasts are not met, impairment charges may be recorded. As of June 30, 2021, there were no remeasurement adjustments.
6.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 91 locations of which all leases have commenced as of June 30, 2021. These leases are classified as operating leases. As of June 30, 2021, the remaining lease terms vary from approximately one month to nine years. For certain leases the Company has options to extend the lease term for periods varying from two months to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of June 30, 2021, the remaining lease terms vary between one month to four years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of June 30, 2021
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	June 30 2021	December 31 2020
Operating Leases
Assets
Operating lease right-of-use assets	$248,407	$275,756
Liabilities
Operating lease liabilities, current	$54,533	$49,291
Operating lease liabilities, non-current	237,153	265,803
Total operating lease liabilities	$291,686	$315,094

Finance Leases
Assets
Finance lease right-of-use assets(1)	$26,114	$28,108
Liabilities
Finance lease liabilities, current(2)	16,362	20,795
Finance lease liabilities, non-current(3)	10,571	6,593
Total finance lease liabilities	$26,933	$27,388

Weighted-average remaining lease term (years)
Operating leases	5.9	6.3
Finance leases	2.0	1.5
Weighted-average discount rate
Operating leases	6.5%	6.4%
Finance leases	3.9%	4.7%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets.
(2)This balance is included within other current liabilities on the condensed consolidated balance sheets.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets.

Lease Costs
The table below presents certain information related to the lease costs for operating leases for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Leases
Operating lease cost	$18,304	$18,027	$36,165	$44,257

Finance Leases
Amortization of right-of-use assets	5,649	10,194	13,455	16,361
Interest on lease liabilities	278	540	572	980

Other Lease Costs
Short-term lease cost	1,205	1,311	3,060	2,325
Variable lease cost (1)	1,813	3,304	3,774	7,044
Total lease cost	$27,249	$33,376	$57,026	$70,967
_______________
(1)Consist primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$40,836	$29,739
Operating cash flows from finance leases	558	980
Financing cash flows from finance leases	18,656	18,042
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2021	$32,704	$10,480	$43,184
2022	73,638	9,313	82,951
2023	57,122	5,596	62,718
2024	52,194	2,261	54,455
2025	42,315	—	42,315
Thereafter	96,607	—	96,607
Total minimum lease payments	354,580	27,650	382,230
Less: amount of lease payments representing interest	(62,894)	(717)	(63,611)
Present value of future lease payments	291,686	26,933	318,619
Less: current obligations under leases	(54,533)	(16,362)	(70,895)
Long-term lease obligations	$237,153	$10,571	$247,724
As of June 30, 2021, the Company had no real estate leases that had not yet commenced.

Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
7.    Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with a web-hosting services provider under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. In January 2019 and May 2020, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300 million between January 2019 and June 2022, with a minimum amount of $80 million in each of the three contractual periods, on services with this vendor. The Company has made payments totaling $304.6 million under the amended arrangement as of June 30, 2021.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. The Company has made investments totaling $74.6 million as of June 30, 2021.
In May 2019, the Company entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $15.0 million and investments totaling $20.1 million as of June 30, 2021.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by cash. As of June 30, 2021 and December 31, 2020, the Company had letters of credit outstanding of $56.5 million and $54.2 million, respectively.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 3, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition is pending. On January 12, 2021, a separate lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 12, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit and joined in a demurrer filed by the Attorney General. The court overruled the demurrer on May 20, 2021. The matter is now set for a merits hearing on August 20, 2021. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. The Company and Uber filed motions to dismiss, which were denied by the court in March 2021. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California or Massachusetts. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
Consumer and Other Class Actions
The Company is involved in a number of class actions alleging violations of consumer protection laws such as the Telephone Consumer Protection Act of 1991, or TCPA, as well as violations of other laws such as the Americans with Disabilities Act, or the ADA, seeking injunctive or other relief. For example, the Company is currently defending two matters alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle offerings, including Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. in the Northern District of California, which addresses WAV service in three Bay Area counties, and Lowell v. Lyft, Inc. in the Southern District of New York, which seeks to certify a nationwide class. In ILRC, a bench trial was held in June 2021 and a decision is expected prior to the end of the year. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders, or renters using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on the Lyft Platform, other riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of these and other plaintiffs are currently pending. Regardless of the outcome of these or other matters, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.

Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions have been filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions have been consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions have also been consolidated into one action in federal court in California. On July 1, 2020, the California state court sustained in part and overruled in part the Company's demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On February 26, 2021, the California state court struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend, and plaintiffs filed an amended complaint on March 17, 2021. The Company filed its demurrer and motion to strike the amended claim on April 13, 2021, and on July 16, 2021, the California state court overruled the demurrer but struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend. The state court plaintiffs filed their renewed motion to certify a class action on June 24, 2021, and the Company's opposition brief is due August 12, 2021. In the California federal court putative class action, on May 14, 2020, the Company filed a motion to dismiss the consolidated complaint and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the parties are litigating the plaintiff’s motion to certify a class action. In the consolidated derivative action, at the parties’ joint request, the California federal court stayed the case on February 17, 2021. The Company believes these lawsuits are without merit and intends to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
8.    Debt
Outstanding debt obligations as of June 30, 2021 were as follows (in thousands):

	Maturities	Interest Rates as of June 30, 2021	June 30 2021	December 31 2020
Convertible senior notes	May 2025	1.50%	$585,983	$568,744
Non-revolving Loan (1)	2022 - 2024	2.60% - 5.25%	95,774	103,305
Master Vehicle Loan (1)	2021 - 2024	2.60% - 6.75%	19,094	7,947
Total long-term debt, including current maturities			$700,851	$679,996
Less: long-term debt maturing within one year			(41,068)	(35,760)
Total long-term debt			$659,783	$644,236
_______________
(1)These loans were acquired as part of the Flexdrive acquisition on February 7, 2020.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense related to the 2025 Notes	$(2,803)	$(1,402)	$(5,606)	$(1,402)
Amortization of debt discount and issuance costs	(8,768)	(4,120)	(17,239)	(4,120)
Interest expense related to vehicle loans	(1,278)	(1,015)	(2,572)	(2,522)
Interest expense	$(12,849)	$(6,537)	$(25,417)	$(8,044)
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
The last reported sale price of the Company's Class A common stock exceeded 130% of the conversion price of the 2025 Notes for at least 20 trading days during the 30 consecutive trading day period ended June 30, 2021. Accordingly, the 2025 Notes are convertible at the option of the holders at any time during the quarter ended September 30, 2021. Based on the last reported sale price of the Company's Class A common stock on June 30, 2021, the if-converted value of the 2025 Notes was $1.2 billion, exceeding the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

June 30, 2021
Principal	$747,500
Unamortized debt discount and debt issuance costs	(161,517)
Net carrying amount of liability component	$585,983
As of June 30, 2021, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $1.3 billion. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
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
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. Pursuant to the term of the Non-revolving Loan, as amended on June 21, 2021, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to a maximum term of 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the one-month LIBOR plus a spread on the date of the loan which ranges from 2.51% for an advance with a 24 month term and 2.74% for an advance with a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of June 30, 2021, the Company was in compliance with all covenants related to the Non-revolving Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of June 30, 2021, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $96.2 million and $19.0 million, respectively, as of June 30, 2021 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of June 30, 2021 were as follows (in thousands):

Remainder of 2021	$18,899
2022	55,875
2023	26,397
2024	13,697
2025	585,983
Thereafter	—
Total long-term debt outstanding	$700,851
Vehicle Procurement Agreement
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Vehicle Procurement Agreement (“VPA”), as amended, with a third-party (“the Procurement Provider”). Procurement services under the VPA include purchasing and upfitting certain motor vehicles as specified by Flexdrive, interim financing, providing certain fleet management services, including without limitation vehicle titling, registration and tracking services on behalf of Flexdrive. Pursuant to the terms of the VPA, Flexdrive will make the applicable payments to the Procurement Provider for the procurement services either directly or through an advance made by the Master Vehicle Loan or the Non-revolving Loan. Interest on interim financing is payable on any unpaid amount based on either the base rate on corporate loans posted by at least seven of the ten largest US banks or LIBOR of interest for one month periods as set forth in The Wall Street Journal plus a spread of 3.00%, as applicable.
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of June 30, 2021, the Company was in compliance with all covenants of the VPA. As of June 30, 2021, the outstanding borrowings from the interim financing under the VPA was $17.2 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. As of June 30, 2021, there was no exposure to loss under the terms of the guarantee.
9.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2020	33,602	$41.49	$1,650,577
Granted	9,844	58.98
Vested	(10,497)	42.67
Canceled	(3,878)	45.87
Nonvested units as of June 30, 2021	29,071	$46.54	$1,730,752
Included in the grants for the six months ended June 30, 2021 are approximately 784,000 performance based restricted stock units (“PSUs”). Included in these PSUs were the following:
i.PSUs that have a performance criteria tied to the Company’s stock performance. The Company valued these PSUs using a Monte Carlo valuation model and took into consideration the likelihood of the market criteria being achieved. Compensation cost associated with these PSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance and market criteria is probable.
ii.PSUs that have performance criteria tied to the achievement of certain performance milestones. Compensation cost associated with these PSUs are recognized based on the estimated number of shares that the Company ultimately expects will vest and amortized on a straight-line basis over the requisite service period of each performance milestone. Each reporting period, the Company assesses the probability that the performance criteria will be met and records expense for those shares for which vesting is probable.
All PSUs are subject to a continuous service condition in addition to certain performance criteria.
The fair value as of the respective vesting dates of RSUs that vested during the six months ended June 30, 2021 and 2020 was $583.1 million and $325.2 million, respectively. In connection with RSUs that vested in the six months ended June 30, 2021, the Company withheld 284,822 shares and remitted cash payments of $15.7 million on behalf of the RSU holders to the relevant tax authorities.
As of June 30, 2021, the total unrecognized compensation cost was $1.0 billion. The Company expects to recognize this expense over the remaining weighted-average period of 1.9 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. On January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2021, an additional 3,237,371 shares of Class A common stock were reserved for issuance under the ESPP. As of June 30, 2021, 1,969,894 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
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

The Company recorded income tax expense of $0.7 million and $2.6 million in the three and six months ended June 30, 2021 and an income tax benefit of $44.8 million and $43.2 million in the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, a net income tax benefit of $46.3 million was recorded to the income tax provision due to the application of ASC 740-20. Under intraperiod allocation, a deferred tax liability related to the equity component of the convertible debt is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations. The effective tax rate was (0.28)% and (0.39)% for the three and six months ended June 30, 2021 and 9.29% and 4.91% for the three and six months ended June 30, 2020, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2021 and December 31, 2020.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(251,918)	$(437,112)	$(679,257)	$(835,185)
Weighted-average shares used in computing net loss per share, basic and diluted	332,101	309,213	329,149	306,857
Net loss per share, basic and diluted	$(0.76)	$(1.41)	$(2.06)	$(2.72)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	June 30,
	2021	2020
Restricted stock units	28,112	46,888
2025 Notes(1)	19,471	19,471
Stock options	1,315	2,301
Performance based restricted stock units	959	—
ESPP	63	87
Restricted stock awards	—	31
Total	49,920	68,778
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
12.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three and six months ended June 30, 2021 and 2020.

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
There were no restructuring related charges recognized in the three months ended June 30, 2021. As of June 30, 2021, the remaining liability for restructuring related costs was immaterial.
14.    Subsequent Events
Transaction with Woven Planet Holdings, Inc. (“Woven Planet”)
On July 13, 2021, the Company completed a transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to the Company’s self-driving vehicle division, Level 5, as well as non-exclusive commercial agreements for the utilization of Lyft system and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet is developing. The Company will receive, in total, approximately $515 million in cash in connection with this transaction, with $165 million paid upfront which was subject to certain post-closing adjustments and $350 million of payments over a five-year period. This transaction will reduce the Company’s costs related to the Company's prior initiative to develop self-driving systems and also contribute to data licensing revenue. The Company is assessing the accounting impact of this transaction on its consolidated financial statements.

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
We continue to be laser-focused on revolutionizing transportation. We have established a scaled network of users brought together by our robust technology platform (the “Lyft Platform”) that powers rides and connections every day. We leverage our technology platform, the scale and density of our user network and insights from the significant number of rides we have facilitated to continuously develop new offerings. We’ve also taken steps to ensure our network is well positioned to benefit from technological innovation in mobility.
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
We generate substantially all of our revenue from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from riders renting Light Vehicles, drivers renting vehicles through Express Drive, Lyft Rentals renters, Lyft Driver Center and Lyft Auto Care users, and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Corporate Business Travel programs. In the second quarter of 2021, we began generating revenues from licensing and data access agreements, primarily with third-party autonomous vehicle companies.
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
Notwithstanding the impact of COVID-19, we are continuing to invest in the future, both organically and through acquisitions of complementary businesses. We also continue to invest in the expansion of our network of shared bikes and scooters and Lyft Autonomous, which focuses on the deployment and scaling of third-party self-driving technology on the Lyft network. Our strategy is to always be at the forefront of transportation innovation, and we believe that through these investments we will continue to be well positioned as a leader in Transportation-as-a-Service. Even as we invest in the business, we also remain focused on finding ways to operate more efficiently.
Our values, brand and focus on customer experience are key differentiators for our business. We continue to believe that users are increasingly choosing services, including a ridesharing platform, based on brand affinity and value alignment. As we progress through the COVID-19 recovery, we remain confident the demand for our offerings will continue to grow as more and more people discover and rely on the convenience, experience and affordability of using Lyft.
Impact of COVID-19 to our Business
The ongoing COVID-19 pandemic continues to impact communities in the United States, Canada and globally. Since the pandemic began in March 2020, governments - at the recommendation of public health officials - have enacted precautions to mitigate the spread of the virus, including travel restrictions and extensive social distancing measures in many regions of the United States and Canada. Beginning in the middle of March 2020, the pandemic and these related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. Our business continues to be impacted by the COVID-19 pandemic.

Although we have seen some signs of demand improving as COVID-19 case counts trended down, particularly compared to the demand levels at the start of the pandemic, it remains below the levels of demand prior to the pandemic. The exact timing and pace of the recovery remain uncertain. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning COVID-19 variants and the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or recover from its impact, among other things. Even as travel restrictions and shelter-in-place orders are modified or lifted, we anticipate that continued social distancing, altered consumer behavior, reduced travel and commuting, and expected corporate cost cutting will be significant challenges for us. The strength and duration of these challenges cannot be presently estimated.
In response to the COVID-19 pandemic, we have adopted multiple measures, including, but not limited, to establishing new health and safety requirements for ridesharing and updating workplace policies. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including headcount reductions in 2020.
We have strengthened our business over the last year and we are confident in our ability to continue to navigate this challenging period. In the second quarter of 2021, we saw continued recovery as vaccines were more widely distributed and more communities fully reopened, which resulted in revenue increasing 125% in the second quarter of 2021 compared to the second quarter of 2020, and the number of Active Riders increasing 97% in the second quarter of 2021 compared to the second quarter of 2020. Net loss decreased $185.2 million, or 42%, from $437.1 million in the second quarter of 2020 to $251.9 million in the second quarter of 2021. We also achieved Adjusted EBITDA profitability in the second quarter of 2021 for the first time and we remain focused on our long-term growth opportunities. With $2.2 billion in unrestricted cash and cash equivalents and short-term investments as of June 30, 2021, we believe we have sufficient liquidity to continue business operations and to take action we determine to be in the best interests of our employees, stockholders, stakeholders and of drivers and riders on the Lyft Platform. For more information on risks associated with the COVID-19 pandemic and our litigation matters, see the section titled “Risk Factors” in Item 1A of Part II.
Recent Developments
Transaction with Woven Planet Holdings, Inc. (“Woven Planet”)
On July 13, 2021, we completed a transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to our self-driving vehicle division, Level 5, as well as non-exclusive commercial agreements for the utilization of Lyft system and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet is developing. We will receive, in total, approximately $515 million in cash in connection with this transaction, with $165 million paid upfront subject to certain post-closing adjustments and $350 million of payments over a five-year period. This transaction will reduce our costs related to our prior initiative to develop self-driving systems and also contribute to data licensing revenue. We are assessing the accounting impact of this transaction on our consolidated financial statements.
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, our wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million. The Reinsurance Agreement arrangement does not discharge PVIC of its obligations to the policyholder. A loss of approximately $20.4 million for the net cost of the Reinsurance Transaction was recognized in the condensed consolidated statement of operations for the six months ended June 30, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.

Financial Results for the Three Months Ended June 30, 2021
•Total revenue was $765.0 million, an increase of 125% year-over-year.
•Total costs and expenses were $1.0 billion, including stock-based compensation expense of $201.0 million.
•Loss from operations was $240.1 million.
•Net loss was $251.9 million.
•Adjusted EBITDA was $23.8 million, marking the Company’s first quarterly Adjusted EBITDA profit.
•Cash used in operating activities was $37.6 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $2.2 billion as of June 30, 2021.
Active Riders and Revenue per Active Rider

	Active Riders			Revenue per Active Rider
	2021	2020	Growth Rate	2021	2020	Growth Rate
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	13,494	21,211	(36.4)%	$45.13	$45.06	0.2%
Three Months Ended June 30	17,142	8,688	97.3%	$44.63	$39.06	14.3%
Three Months Ended September 30		12,513			$39.94
Three Months Ended December 31		12,552			$45.40
We define Active Riders as all riders who take at least one ride during a quarter where the Lyft Platform processes the transaction. An Active Rider is identified by a unique phone number. If a rider has two mobile phone numbers or changed their phone number and such rider took rides using both phone numbers during the quarter, that person would count as two Active Riders. If a rider has a personal and business profile tied to the same mobile phone number, that person would be considered a single Active Rider. If a ride has been requested by an organization using our Concierge offering for the benefit of a rider, we exclude this rider in the calculation of Active Riders unless the ride is accessible in the Lyft App. Revenue per Active Rider is calculated by dividing revenue for a period by Active Riders for the same period.
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
The increase in the number of Active Riders in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and three months ended March 31, 2021 was due primarily to the easing of travel restrictions and social distancing measures in certain regions. However, local recovery trends continue to vary significantly and these restrictions continue to have an ongoing impact on people’s mobility. Active riders in the three months ended June 30, 2020 represented our lowest Active Rider count since shelter-in-place orders and other travel restrictions were first implemented across North America in response to the COVID-19 pandemic in March 2020.
The increase in Revenue per Active Rider in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily reflects the improvement in demand on our platform compared to earlier stages of the COVID-19 pandemic, which had materially limited people's mobility and severely reduced Active Riders. Revenue per Active Rider slightly decreased in the three months ended June 30, 2021 as compared to the three months ended March 31, 2021 primarily due to the timing of the Active Rider activations during the second quarter of 2021. We saw improvements in rider activations, consisting of both returning riders as well as new riders, each month in the second quarter as vaccines were more widely distributed and more communities fully reopened. Additions to our Active Rider base at the end of any quarter are generally dilutive to Revenue per Active Rider for the quarter as there is less time to generate revenue. Revenue per Active Rider also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021.
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
Revenue Recognition
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from our vehicle service centers and revenue from licensing and data access agreements. Revenue derived from these offerings are recognized in accordance with ASC 606 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our consolidated financial statements.
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
Research and Development
Research and development expenses primarily consist of personnel-related compensation costs and facilities costs. Such expenses include costs related to autonomous vehicle technology initiatives. Research and development costs are expensed as incurred.
On July 13, 2021, we completed a transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to our self-driving vehicle division, Level 5, and as a result, we expect costs related to our prior initiative to develop self-driving systems to decrease in the second half of 2021.

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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$765,025	$339,345	$1,373,985	$1,295,057
Costs and expenses
Cost of revenue	346,890	251,355	758,929	793,774
Operations and support	93,765	98,610	182,696	232,392
Research and development	252,039	203,101	490,257	461,840
Sales and marketing	99,927	51,822	178,547	248,259
General and administrative	212,522	221,954	420,116	460,394
Total costs and expenses	1,005,143	826,842	2,030,545	2,196,659
Loss from operations	(240,118)	(487,497)	(656,560)	(901,602)
Interest expense	(12,849)	(6,537)	(25,417)	(8,044)
Other income, net	1,741	12,123	5,346	31,292
Loss before income taxes	(251,226)	(481,911)	(676,631)	(878,354)
Provision (benefit) for income taxes	692	(44,799)	2,626	(43,169)
Net loss	$(251,918)	$(437,112)	$(679,257)	$(835,185)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	45.3	74.1	55.2	61.3
Operations and support	12.3	29.1	13.3	17.9
Research and development	32.9	59.9	35.7	35.7
Sales and marketing	13.1	15.3	13.0	19.2
General and administrative	27.8	65.4	30.6	35.6
Total costs and expenses	131.4	243.7	147.8	169.7
Loss from operations	(31.4)	(143.7)	(47.8)	(69.6)
Interest expense	(1.7)	(1.9)	(1.8)	(0.6)
Other income, net	0.2	3.6	0.4	2.4
Loss before income taxes	(32.8)	(142.0)	(49.2)	(67.8)
Provision (benefit) for income taxes	0.1	(13.2)	0.2	(3.3)
Net loss	(32.9)%	(128.8)%	(49.4)%	(64.5)%
Comparison of the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Revenue	$765,025	$339,345	125%	$1,373,985	$1,295,057	6%
Revenue increased $425.7 million, or 125%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, driven primarily by the improvement in demand on our platform as pandemic conditions improved compared to earlier stages of the COVID-19 pandemic which had materially limited people’s mobility and severely reduced Active Riders. The number of Active Riders in the second quarter of 2021 was nearly double the number of Active Riders in the second quarter of 2020. Active Riders in the second quarter of 2020 represented our lowest Active Rider count since March 2020 when shelter-in-place orders and other travel restrictions were first implemented across North America in response to the COVID-19 pandemic. Revenue per Active Rider increased 14.3% in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase in Revenue per Active Rider was primarily due to increased demand as vaccines were more widely distributed and more communities fully reopened, as well as elevated pricing as rider demand outpaced driver supply. Revenue per Active Rider also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021.
Revenue increased $78.9 million, or 6%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, driven primarily by the significant increase in the number of Active Riders in the three months ended June 30, 2021 as compared to the same period in 2020, as vaccines became more widely distributed and more communities fully reopened. This was offset by higher revenue from the first quarter of 2020 which was prior to the implementation of shelter-in-place orders and other travel restrictions across North America beginning in March 2020.
We expect to see continued recovery in demand for our platform and the resulting positive impacts on revenue for so long as vaccines are more widely distributed, more communities fully reopen and other restrictive travel and social distancing measures in response to COVID-19 continue to be eased. We cannot predict the impact of COVID variants and consumer behavior at such time.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Cost of revenue	$346,890	$251,355	38%	$758,929	$793,774	(4)%
Cost of revenue increased $95.5 million, or 38%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was due primarily to an increase of $78.3 million in insurance costs driven by (i) the increased ride volume driven by increased demand as vaccines were more widely distributed and more communities fully reopened and (ii) a $20.2 million increase in transaction costs related to the reinsurance of certain legacy auto insurance liabilities in the second quarter of 2021, which were offset by a decrease of $17.4 million in changes to the liabilities for insurance required by regulatory agencies attributable to historical periods. The increased ride volume also resulted in a $30.9 million increase in transaction fees, which was partially offset by a $13.8 million decrease in costs related to Flexdrive as a result of net gains on asset disposals and a reduction in depreciation expenses.
Cost of revenue decreased $34.8 million, or 4%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was due primarily to a $22.2 million decrease in costs related to Flexdrive and lower ride volume for the six-month period ended June 30, 2021 resulting in a $17.9 million decrease in web hosting fees to support our platform. Bike and scooter related costs also decreased $5.2 million as a result of a reduction in asset disposals and a reduction in depreciation expenses due to lower capital expenditures in response to the negative impact of the COVID-19 pandemic. This was offset by an increase of $17.1 million in insurance costs driven by (i) an increase of $69.8 million in changes to the liabilities for insurance required by regulatory agencies attributable to historical periods and (ii) a $20.2 million increase in transaction costs related to the reinsurance of certain legacy auto insurance liabilities in the second quarter of 2021 and was offset by (iii) a $62.5 million decrease in transaction costs related to the transfer of certain legacy auto insurance liabilities from the first quarter of 2020 and (iv) higher ride volumes in the first quarter of 2020 prior to the implementation of shelter-in-place orders and other travel restrictions across North America beginning in March 2020.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Operations and support	$93,765	$98,610	(5)%	182,696	$232,392	(21)%
Operations and support expenses decreased $4.8 million, or 5%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease was primarily due to a $6.5 million net decrease related to costs from the restructuring event in the second quarter of 2020, consisting of severance and benefits costs, lease termination costs and a stock-based compensation benefit, as well as a $3.2 million decrease in personnel-related costs. The decreases were partially offset by an increase of $3.3 million in driver onboarding costs and rider and driver support costs and an increase of $2.8 million in stock-based compensation expense.
Operations and support expenses decreased $49.7 million, or 21%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily due to a reduction of $16.0 million in driver onboarding costs and rider and driver support costs and a reduction of $15.0 million decrease in personnel-related costs. There was also an $8.5 million decrease in costs related to Flexdrive and a $4.9 million decrease in facilities costs. In addition, there was a $6.5 million net decrease related to costs from the restructuring event in the second quarter of 2020, consisting of severance and benefits costs, lease termination costs and a stock-based compensation benefit which did not recur in 2021.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Research and development	$252,039	$203,101	24%	490,257	$461,840	6%
Research and development expenses increased $48.9 million, or 24%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to a $28.6 million increase in stock-based compensation expense. There was also a $25.4 million net increase related to a benefit from the restructuring event in the second quarter of 2020 consisting of a stock-based compensation benefit and severance and benefits costs. This was partially offset by a $3.4 million decrease in consulting and advisory costs and a $2.8 million decrease in personnel-related costs.
Research and development expenses increased $28.4 million, or 6%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily due to a $28.6 million increase in stock-based compensation expense. There was also a $25.4 million net increase related to a benefit from the restructuring event in the second quarter of 2020 consisting of a stock-based compensation benefit and severance and benefits costs. This was partially offset by a $14.6 million decrease in personnel-related costs and a $8.7 million decrease in consulting and advisory costs.
On July 13, 2021, we completed a transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to our self-driving vehicle division, Level 5, and as a result, we expect costs related to our prior initiative to develop self-driving systems to decrease in the second half of 2021.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Sales and marketing	$99,927	$51,822	93%	$178,547	$248,259	(28)%
Sales and marketing expenses increased $48.1 million, or 93%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily in response to the increased ride volume and demand in the second quarter of 2021 compared to the second quarter of 2020 and the easing of travel restrictions and social distancing, which led to an increase of $30.4 million in costs associated with driver and rider programs and an increase of $6.3 million in costs related to incentive programs. In addition, there was an increase of $4.4 million in stock-based compensation expense.
Sales and marketing expenses decreased $69.7 million, or 28%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily due to a $80.6 million decrease related to incentive programs driven primarily by a reduction in rider incentives. There was also a $5.6 million decrease in personnel-related costs. These decreases were partially offset by a $19.7 million increase in costs associated with driver and rider programs and a $7.6 million increase in stock-based compensation.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
General and administrative	$212,522	$221,954	(4)%	$420,116	$460,394	(9)%
General and administrative expenses decreased $9.4 million, or 4%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease was due primarily to a $16.8 million decrease in bad debt expense, a $10.8 million decrease in consultant and advisory costs, and a $3.3 million decrease in depreciation and amortization. These decreases were partially offset by an increase of $13.5 million in the accrual for self-retained general business liabilities and an increase of $8.1 million in stock-based compensation expense.
General and administrative expenses decreased $40.3 million, or 9%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was due primarily to a $22.9 million decrease in consultant and advisory costs and a $21.9 million decrease in bad debt expense. There was also a reduction of $5.3 million in office-related costs, $4.1 million in personnel-related costs, and $6.4 million in other employee-related expenses primarily as a result of the restructuring events in the second and fourth quarters of 2020 and our temporary work from home option for many employees beginning in the middle of March 2020. In addition, there were reductions of $4.6 million in depreciation and amortization and $5.3 million in claims administration costs. This was partially offset by an increase of $25.9 million in certain loss contingencies including legal accruals and settlements and an increase of $9.6 million in stock-based compensation.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Interest expense	$(12,849)	$(6,537)	97%	$(25,417)	$(8,044)	216%
Interest expense increased $6.3 million, or 97%, and $17.4 million, or 216% in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively. Interest expense was higher in the three and six months ended June 30, 2021 due to a full period of expense related to the issuance of our 2025 Notes in May 2020 and the vehicle related debt assumed from the acquisition of Flexdrive in February 2020.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Other income, net	$1,741	$12,123	(86)%	$5,346	$31,292	(83)%
Other income (expense), net decreased $10.4 million, or 86%, and $25.9 million, or 83% in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively. The decrease was primarily related to a decrease in interest income driven by a decline in interest rates and the yield on debt securities and a decrease in our cash equivalents and short-term investments balance.

Non-GAAP Financial Measures

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in millions, except for percentages)
Contribution(1)	$452.0	$117.3	285.3%	$789.2	$664.7	18.7%
Contribution Margin(1)	59.1%	34.6%		57.4%	51.3%
Adjusted EBITDA(1)	$23.8	$(280.3)	108.5%	$(49.2)	$(365.5)	86.5%
Adjusted EBITDA Margin(1)	3.1%	(82.6)%		(3.6)%	(28.2)%
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
•transaction costs related to certain legacy auto insurance liabilities; and
•restructuring charges, if any.
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

During the second quarter of 2021, we entered into a Quota Share Reinsurance Agreement for the reinsurance of legacy auto insurance liabilities between October 1, 2018 to October 1, 2020, based on the reserves in place as of March 31, 2021. During the first quarter of 2020, we entered into a Novation Agreement for the transfer of certain legacy auto insurance liabilities between October 1, 2015 and September 30, 2018. Refer to Note 4 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding these transactions. We believe the costs associated with these transactions related to certain legacy auto insurance liabilities do not illustrate the current period performance of our ongoing operations despite this transaction occurring in the current period because the impacted insurance liabilities relate to claims that date back years. We believe the adjustment to exclude these costs associated with transactions related to legacy insurance liabilities from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.
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
•costs related to acquisitions and divestitures, if any;
•transaction costs related to certain legacy auto insurance liability; and
•restructuring charges, if any.
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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$765.0	$339.3	$1,374.0	$1,295.0
Less cost of revenue	(346.9)	(251.4)	(758.9)	(793.8)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	3.2	3.7	5.9	6.5
Stock-based compensation expense	10.2	4.5	18.6	14.2
Payroll tax expense related to stock-based compensation	0.3	0.3	1.4	1.0
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	—	17.4	128.0	75.8
Transaction costs related to certain legacy auto insurance liabilities(2)(3)	20.2	—	20.2	62.5
Restructuring charges(4)	—	3.5	—	3.5
Contribution	$452.0	$117.3	$789.2	$664.7
_______________
(1)$128.0 million of insurance expense recorded during the six months ended June 30, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods. $17.4 million and $75.8 million of insurance expense recorded during the three and six months ended June 30, 2020 reflects changes to reserves estimates of claims from the first quarter of 2020 and earlier periods.
(2)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the three and six months ended June 30, 2021.
(3)In the first quarter of 2020, we transferred certain legacy auto insurance liabilities. The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the three and six months ended June 30, 2020.
(4)Included in restructuring charges is $2.0 million of severance and other employee costs and $1.5 million of other restructuring charges. Restructuring related charges for the stock-based compensation benefit of $4.2 million and payroll taxes related to stock-based compensation of $0.1 million are included on their respective line items.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(251.9)	$(437.1)	$(679.3)	$(835.2)
Adjusted to exclude the following:
Interest expense(1)	13.1	7.0	26.0	8.5
Other income, net(2)	(1.7)	(12.1)	(5.3)	(31.2)
Provision for income taxes	0.7	(44.8)	2.6	(43.2)
Depreciation and amortization	34.5	44.5	69.0	80.0
Stock-based compensation expense	201.0	105.8	365.2	265.8
Payroll tax expense related to stock-based compensation	6.8	5.0	23.3	14.9
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(3)	—	17.4	128.0	75.8
Costs related to acquisitions and divestitures (4)	0.9	—	0.9	0.4
Transaction costs related to certain legacy auto insurance liabilities (5)(6)	20.4	—	20.4	64.7
Restructuring charges(7)	—	34.0	—	34.0
Adjusted EBITDA	$23.8	$(280.3)	$(49.2)	$(365.5)
_______________
(1)Includes interest expense for Flexdrive vehicles and the 2025 Notes and $0.3 million and $0.5 million related to the interest component of vehicle related finance leases in the three months ended June 30, 2021 and 2020, respectively. Refer to Note 6 “Leases” to the condensed consolidated financial statements for information regarding the interest component of vehicle related finance leases.
(2)Includes interest income which was reported as a separate line item on the condensed consolidated statement of operations in periods prior to the second quarter of 2020.
(3)$128.0 million of insurance expense recorded during the six months ended June 30, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods. $17.4 million and $75.8 million of insurance expense recorded during the three and six months ended June 30, 2020 reflects changes to reserves estimates of claims from the first quarter of 2020 and earlier periods.
(4)Includes third-party costs incurred related to our transaction with Woven Planet Holdings, Inc. which closed on July 13, 2021.
(5)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the three and six months ended June 30, 2021.
(6)In the first quarter of 2020, we transferred certain legacy auto insurance liabilities. The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the three and six months ended June 30, 2020.
(7)Included in restructuring charges is $31.4 million of severance and other employee costs and $2.6 million related to lease termination and other restructuring costs. Restructuring related charges for the stock-based compensation benefit of $49.8 million, payroll taxes related to stock-based compensation of $0.7 million and accelerated depreciation of $0.5 million are included on their respective line items.
Liquidity and Capital Resources
As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents of approximately $484.2 million and short-term investments of approximately $1.8 billion, exclusive of restricted cash, cash equivalents and investments of $1.1 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2021 and December 31, 2020 were $920.2 million and $1.1 billion, respectively.

We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. While conditions have improved, these impacts are ongoing. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. We have adopted several measures in response to the COVID-19 pandemic including, but not limited to, establishing new health and safety requirements for ridesharing, and updating workplace policies. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including headcount reductions in 2020.
We cannot be certain that our actions will mitigate some or all of the continuing negative effects of the pandemic on our business. With $2.2 billion in unrestricted cash and cash equivalents and short-term investments as of June 30, 2021, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to maintain profitability on an Adjusted EBITDA basis, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, measures we take in response to the COVID-19 pandemic, our ability to maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic, and the expansion of sales and marketing activities. As noted above, we expect to see continued suppression of demand for our platform and the resultant negative impacts on revenue for so long as the travel restrictions and other social distancing measures in response to COVID-19 remain in place. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(117,032)	$(958,648)
Net cash provided by investing activities	341,744	880,556
Net cash provided by (used in) financing activities	(33,997)	567,976
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	25	(364)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$190,740	$489,520
Operating Activities
Cash used in operating activities was $117.0 million for the six months ended June 30, 2021. This consisted primarily of a net loss of $679.3 million offset by non-cash stock-based compensation expense of $365.2 million and depreciation and amortization expense of $69.0 million.
Cash used in operating activities was $958.6 million for the six months ended June 30, 2020. This consisted primarily of a net loss of $835.2 million and a decrease in the insurance reserve of $434.8 million primarily related to the transfer of certain legacy auto insurance liabilities in the first quarter of 2020. This was offset by non-cash stock-based compensation expense of $265.8 million.
Investing Activities
Cash provided by investing activities was $341.7 million for the six months ended June 30, 2021, which primarily consisted of proceeds from sales and maturities of marketable securities of $2.0 billion and maturities of term deposits of $312.5 million, partially offset by purchases of marketable securities of $1.7 billion and term deposits of $276.5 million.
Cash provided by investing activities was $880.6 million for the six months ended June 30, 2020, which primarily consisted of proceeds from sales and maturities of marketable securities of $3.4 billion, partially offset by purchases of marketable securities of $2.2 billion and term deposits of $363.8 million.

Financing Activities
Cash used in financing activities was $34.0 million for the six months ended June 30, 2021, which primarily consisted of our repayment of loans of $20.0 million, taxes paid related to net share settlement of equity awards of $15.7 million and principal payments of finance lease obligations of $18.7 million.
Cash provided by financing activities was $568.0 million for the six months ended June 30, 2020, which primarily consisted of proceeds from issuance of our 2025 Notes of $734.1 million offset by the purchase of the Capped Calls for $132.7 million.
Contractual Obligations and Commitments
As of June 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of June 30, 2021, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.2 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.1 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
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
•the accuracy of background checks on potential or current drivers;
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
•compliance with laws and regulations relating to privacy, data protection, and the protection or transfer of personal data;
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
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in travel as a result COVID-19, including commuting, local travel, and business and leisure travel, have resulted in decreased demand for our platform which has decreased our revenues. We have also paused our shared rides offerings as a result of COVID-19. During certain periods in the past, these factors have led to a decrease in earning opportunities for drivers on our platform. We have begun to relaunch our shared rides offerings beginning in July 2021 in limited jurisdictions. While certain types of travel have begun to increase compared to earlier periods of the COVID-19 pandemic, overall levels remain depressed and changes in travel trends and behavior arising from COVID-19, including as a result of new strains of COVID-19, may continue to develop or persist over time and further contribute to this adverse effect.
•Changes in driver behavior during the COVID-19 pandemic have led to reduced levels of driver availability on our platform relative to rider demand in certain markets. This imbalance fluctuates for various reasons, and to the extent that driver availability is limited, our service levels may be negatively impacted and we may need to increase prices or provide additional incentives, which may adversely affect our business, financial condition and results of operation.
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
•The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having corporate employees in nearly all of our locations work remotely, limiting employee travel, and cancelling, postponing or holding virtual events and meetings. We may be required to or choose voluntarily to take additional actions for the health and safety of our workforce and users of our platform, including after the pandemic subsides and with respect to vaccination, whether in response to government orders or based on our own determinations of what is in the best interests of our employees or users of our platform. The effects of the pandemic, including remote working arrangements for employees, may also impact our real estate footprint, financial reporting systems and internal control over financial reporting and disclosure controls and may increase the risk of a cybersecurity breach. To the extent these measures result in decreased productivity, harm our company culture, adversely affect our ability to timely and accurately report our financial statements or maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
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
•The impacts of COVID-19 have had and may continue to have an adverse impact on the demand for vehicles rented to drivers through our Express Drive program, and for the fleet rented to users through Lyft Rentals. Further, COVID-19 has and may continue to negatively impact Lyft’s ability to conduct rental operations through the Express Drive program and Lyft Rentals as a result of restrictions on travel, mandated closures, limited staffing availability, and other factors related to COVID-19. For example, in 2020, Lyft Rentals temporarily ceased operations, closing its rental locations, as a result of COVID-19. Further, while Express Drive rental periods renew on a weekly basis, new rental reservations were temporarily blocked, and subsequently re-opened with modified operations to limit the proximity and amount of interactions between associates and drivers, and to address additional cleaning which may be required as a result of COVID-19. These operations are more costly, and vulnerable to shortages of cleaning supplies or other materials required to operate rental sites while minimizing the risk of exposure to COVID-19. As a result of the adverse impact to demand for rides on the rideshare platform, drivers renting from Express Drive have had and may continue to have a diminished ability to pay their rental fees. In response, in 2020, Flexdrive temporarily reduced pricing for Flexdrive rentals in cities most affected by COVID-19, and waived rental fees for drivers who are confirmed to have tested positive for COVID-19 or requested to quarantine by a medical professional. Further, Express Drive and Flexdrive have faced significantly higher costs in transporting, repossessing, cleaning, and storing unrented and returned vehicles. These impacts to the demand for and operations of the different rental programs have and may continue to adversely affect our business, financial condition and results of operation.
•The COVID-19 pandemic may delay or prevent us, or our current or prospective partners and suppliers, from being able to test, develop or deploy autonomous vehicle-related technology, including through direct impacts of the COVID-19 virus on employee and contractor health; shelter-in-place orders by local, state, or federal governments negatively impacting operations, including our ability to test autonomous vehicle-related technology; impacts to the supply chains of our current or prospective partners and suppliers; or economic impacts limiting our or our current or prospective partners’ or suppliers’ ability to expend resources on developing and deploying autonomous vehicle-related technology. These impacts to the development and deployment of autonomous vehicle-related technology may adversely affect our business, financial condition and results of operations.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, COVID-19 has led to certain business disruptions as described in our other risk factors, including travel bans and restrictions, and shelter in place orders that have resulted in declines in demand for our services, as well as adverse effects on drivers and riders on our platform, our suppliers and the economy, all of which have had and may continue to have an adverse effect on our business, financial condition and results of operations. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. In the past year, we have also reevaluated and changed our cost structure and focused our business model. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
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
•develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, Driver Centers and Mobile Services, Lyft Auto Care, certain vehicles in the Express Drive program, vehicles for Lyft Rentals, and autonomous vehicle technology;
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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have an evolving financial model and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a static financial model or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $251.9 million and $437.1 million in the three months ended June 30, 2021 and 2020, respectively. Although we achieved Adjusted EBITDA profitability in the three months ended June 30, 2021, we can provide no assurances that we will achieve or maintain Adjusted EBITDA profitability in the future, or that we will ever achieve profitability on a GAAP basis. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California including providing drivers in California with new earnings opportunities and protections, including contributions towards healthcare coverage, occupational accident insurance and minimum guaranteed earnings, and we have incurred and expect to continue to incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, Flexdrive, Lyft Rentals and Lyft Auto Care. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, Mobile Services, Lyft Auto Care, and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards may continue to be a significant expense in future periods, and as of June 30, 2021, we have $1.0 billion of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.9 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Additionally, there are other non-U.S.-based TaaS network companies that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Apple, Aurora, Baidu, and General Motors (Cruise) as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
•our ability to develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of shared bikes and scooters, Driver Hubs, Driver Centers and Mobile Services, Lyft Auto Care, certain vehicles in the Express Drive program, vehicles for Lyft Rentals and autonomous vehicle technology, including the success of any strategic options we may consider with regard to our assets;
•changes mandated by, or that we elect to make, to address legislation, regulatory authorities or litigation, including settlements, judgments, injunctions and consent decrees, including those related to the classification of drivers on our platform;
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
The ridesharing market and the market for our other offerings, such as our network of shared bikes and scooters, are still in relatively early stages of growth and development and if such markets do not continue to grow, grow more slowly than we expect or fail to grow as large or otherwise develop as we expect, our business, financial condition and results of operations could be adversely affected.
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, particularly after the COVID-19 pandemic, if at all. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely-adopt ridesharing and our other offerings. We cannot be certain whether the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or the willingness of riders to use shared bikes or scooters. In addition, we paused our shared rides offerings, and we were temporarily restricted from operating our bike share and scooter share programs in one jurisdiction due to public health and safety measures implemented in response to the COVID-19 pandemic and subsequently temporarily suspended rentals of scooters due to concerns with certain aspects of the program. Although the scooter rental suspension was lifted in February 2021 and we have begun to relaunch our shared rides offerings beginning in July 2021 in limited jurisdictions, in the event of a resurgence of COVID-19, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of shared bikes and scooters, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers, or to increase utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, since the first quarter of 2021, we have seen a shortage of available drivers relative to rider demand in certain markets particularly where restrictions on social activities and visiting business venues were or have been eased. This imbalance fluctuates for various reasons, and to the extent that driver availability remains limited, our revenue may be negatively impacted. In order to improve driver availability, we have offered, and will likely continue to offer increased incentives available to drivers, which could negatively impact revenue. Additionally, following the passage of Proposition 22 in California, we have begun to provide for drivers to receive the earning opportunities described in the ballot measure. Our competitors may attempt to compete for drivers on the basis of these earning opportunities, or drivers may determine that such earning opportunities are not sufficient. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Notwithstanding the passage of Proposition 22, we are subject to ongoing litigation in California, including efforts to overturn Proposition 22, and in other jurisdictions. If we are unsuccessful in such litigation in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2021 and December 31, 2020 were $920.2 million and $1.1 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any operations-related claims that we make.
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
We may, from time to time, explore the possibility of selling portions of retained insurance risk to third-parties. This may cause us to incur additional expenses in the total cost of this risk. For example, in the first quarter of fiscal 2020, we entered into a Novation Agreement to transfer nearly all of our primary auto insurance liabilities related to periods preceding October 2018 to a third-party, in October 2020, we expanded our rideshare insurance program to include additional third-party insurance-service providers, and in April 2021, we executed an agreement to reinsure our captive insurance entity for $183 million of coverage above the insurance liabilities recorded as of March 31, 2021 for policies underwritten during the period of October 1, 2018 to October 1, 2020. We are subject to recapture of the risk if our third party reinsurer were to default on their reinsurance obligation.
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
•a failure to detect a defect in our autonomous vehicle technology or our bikes or scooters;
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
Illegal, improper or otherwise inappropriate activities by users, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating users of our platform could adversely affect our brand, business, financial condition and results of operations. These activities may include assault, theft, unauthorized use of credit and debit cards or bank accounts, sharing of rider or driver accounts and other misconduct. While we have implemented various measures intended to anticipate, identify and address the risk of these types of activities, these measures may not adequately address, and are unlikely to prevent, all illegal, improper or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct could expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities, such as our requirement that all drivers undergo annual background checks or our two-way rating system and related policies, are too restrictive and inadvertently prevent qualified drivers and riders otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified drivers and riders on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform, on our competitors’ platforms, or on any ridesharing platform, could adversely affect our reputation and brand or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition and results of operations.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing related to the COVID-19 pandemic and otherwise have imposed limits on prices for certain rides and certain local regulations regarding minimum earnings standards for drivers have caused us to revise our pricing methodology in certain markets, including New York City and Seattle. We have launched, and expect to in the future launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders.

While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The passage of Proposition 22 in California enables us to provide additional earning opportunities to drivers in California, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also launched, and may in the future launch, certain changes to the rates and fee structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters, Driver Hubs, Driver Centers and Mobile Services, Lyft Auto Care, Express Drive program and Lyft Rentals, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
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
The revenue we generate from our network of shared bikes and scooters may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of shared bikes and scooters, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Our network of shared bikes and scooters is also subject to risks related to COVID-19, as discussed above. In particular, travel bans and restrictions, as well as shelter in place orders, have decreased demand and we are unable to predict when and to what extent these public health and safety measures may be eased, how riders of shared bikes and scooters will respond to the easing of such measures, and whether additional measures may need to be implemented in the future, any of which may continue to result in decreased demand notwithstanding usual seasonality. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of shared bikes and scooters, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently develop, enable, or implement partnerships with other companies to offer autonomous vehicle technologies on our platforms in a timely manner, our business, financial condition and results of operations could be adversely affected.
We partner with several companies to develop autonomous vehicle technology and offerings, including, at times, the development of jointly-owned intellectual property. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and may reduce our return from our recent sale of our Level 5 self-driving vehicle division, and our partners may decide to terminate or scale back their partnerships with us. In addition, the COVID-19 pandemic did, and may in the future, adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology. Following the sale of our Level 5 self-driving vehicle division, we no longer develop our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platforms, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our efforts to optimize our strategy with regard to our autonomous vehicle technology development are not successful, our business, financial condition and results of operations could be adversely affected.
The autonomous vehicle industry may not continue to develop, or autonomous vehicles may not be adopted by the market, which could adversely affect our prospects, business, financial condition and results of operations.
We have invested, and plan to continue to invest, in the development of autonomous vehicle-related technology for use on our platform. Autonomous driving involves a complex set of technologies, including the continued development of sensing, computing and control technology. We have relied both on our own research and development and on strategic partnerships with third-party developers of such technologies, as such technologies are costly and in varying stages of maturity. There is no assurance that this research and development or these partnerships will result in the development of market-viable technologies or commercial success in a timely manner or at all and as a result of the sale of our Level 5 self-driving vehicle division, we will be more reliant on partnerships for this development. In order to gain acceptance, the reliability of autonomous vehicle technology must continue to advance.

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
Claims from riders, drivers or third parties that are harmed, whether or not our platform is in use, could adversely affect our business, brand, financial condition and results of operations.
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
As we expand our network of shared bikes and scooters, we are subject to an increasing number of claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our bikes and scooters, including potential indemnification claims. In some cases, we could be required to indemnify governmental entities for claims arising out of issues, including issues that may be outside of our control, such as the condition of the public right of way. Any such claims arising from the use of our bikes and scooters, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our bikes and scooters. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacturers, including certain assets and components we design and have manufactured for us, could contain design or manufacturing defects, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all defects, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Our bikes and scooters have experienced quality problems from time to time, which has resulted or may result in product recalls and removal from service, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition and results of operations.
We design, contract to design and manufacture, and directly and indirectly modify, maintain and repair, bikes and scooters for our network of shared bikes and scooters. Such bikes and scooters have in the past, and, in the future, may contain defects in their design, materials or construction, may be improperly maintained or repaired or may be subject to vandalism. These defects, improper maintenance or repair or vandalism have in the past unexpectedly interfered, and could in the future unexpectedly interfere, with the intended operations of the bikes or scooters, and have resulted, and could in the future result, in other safety concerns, including alleged injuries to riders or third parties. Although we, our contract manufacturers, and our third-party service providers test our bikes and scooters before they are deployed onto our network, there can be no assurance we will be able to detect or prevent all defects.
Failure to detect, prevent, fix or timely report defects and vandalism, or to properly maintain or repair our bikes and scooters has resulted or may result in a variety of consequences including product recalls and removal from service, service interruptions, injuries, litigation, enforcement actions, including fines or penalties, and regulatory proceedings. The occurrence of real or perceived quality problems or material defects in our current or future bikes and scooters could result in negative publicity, service interruptions, regulatory proceedings, enforcement actions or lawsuits filed against us, particularly if riders or third parties are injured. Even if injuries to riders or third parties are not the result of any defects in, vandalism of, or the failure to properly maintain or repair our bikes or scooters, we may incur expenses to defend or settle any claims or respond to regulatory inquiries, and our brand and reputation may be harmed. Any of the foregoing risks could also result in decreased usage of our network of shared bikes and scooters and adversely affect our business, brand, financial conditions and results of operations.
Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate or growth in demand for our offerings may slow over time.
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, should not be considered indicative of our future performance. In 2020 and 2019, our revenue was $2.4 billion and $3.6 billion, respectively, representing a 35% decrease. We experienced a decline in revenue in 2020 due to decreased demand for our ridesharing platform in light of the COVID-19 pandemic, and we expect that our revenue growth rate and financial performance in future quarters may continue to be harmed. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As our business recovers from the effects of COVID-19 and we endeavor to return to growth, our revenue growth rates will fluctuate due to a number of reasons, which may include long-term impacts of the COVID-19 pandemic on our business, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Since 2012 and prior to the COVID-19 pandemic, we generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future following the recovery of the world economy from the pandemic. This growth placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. The number of our full-time employees increased from 2,708 as of December 31, 2017, to 4,554 as of June 30, 2021. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee total security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, including ransomware or other malware that may result in interruptions to our operations or unavailability of our platform, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties, having employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees (including increased use of video conferencing), our exposure to cyberattacks or security breaches may increase. Further, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, our employees have been accused in the past of violating these policies and we may be subject to these types of accusations in the future.
Any actual or perceived breach of privacy or security could interrupt our operations, result in our platform being unavailable, result in loss or improper disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in significant legal, regulatory and financial exposure and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. Any breach of privacy or security impacting any entities with which we share or disclose data (including, for example, our third-party technology providers, third party autonomous vehicle providers, or other parties with whom we have agreed to share our data under licensing or other commercial arrangements) could have similar effects. In addition, any actual or perceived breach of security in any autonomous vehicles, whether through our platform or our competitors’, could result in legal, regulatory and financial exposure and lead to loss of rider confidence in our platform, which could significantly undermine our business strategy. Further, any cyberattacks or security and privacy breaches directed at our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.
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
We rely on third-party and affiliate vehicle rental partners as well as third-party vehicle supply, fleet management and finance partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners or third-party vehicle supply, fleet management and finance partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, the availability of vehicles for drivers in certain markets could be adversely impacted, and we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, in the event that vehicle manufacturers issue recalls or the supply of vehicles or automotive parts is interrupted, including as a result of public health crises, such as the COVID-19 pandemic, affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. For example, in September 2019, GM issued a recall affecting the 2018 Chevy Malibu, which affected a moderate portion of the fleet provided by Lyft’s rental partners. In addition, in May 2020, Hertz filed for bankruptcy protection, which affected their ability to meet the requirements of our Express Drive program. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. If Flexdrive, Lyft’s independently managed subsidiary, is unable to manage costs of operating Flexdrive’s fleet and potential shortfalls between such costs and the rental fees collected from drivers, Lyft and Flexdrive may update the pricing methodologies related to Flexdrive’s offering in Lyft’s Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers.
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
For the Lyft Rentals consumer car rental business and, through our independently managed subsidiary Flexdrive, for vehicles rented to drivers through our Express Drive program, a portion of the fleet is sourced from a range of auto manufacturers. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to sell cars to us on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, we may be unable to obtain a sufficient number of vehicles to operate our Express Drive or Lyft Rentals businesses without significantly increasing fleet costs or reducing volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact rider demand, the demand for or our ability to rent vehicles in Lyft Rentals or the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleet. Reduced utilization has increased and could continue to increase costs of maintaining the fleet or storing or moving unused vehicles.
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
We are in the process of piloting and assessing the feasibility of a delivery service platform. This offering, which began in April 2020, currently allows businesses to send goods, including meals and medical supplies, from one location to another. Drivers are provided the opportunity to opt-in to receive delivery requests and are currently paid based on a delivery-specific pay structure. Delivery is not currently available in all markets and therefore not all drivers have the opportunity to receive delivery requests at this time. We face a number of challenges that may affect the ultimate success of this offering, including:
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
•the implementation of Proposition 22 in California may have an impact on delivery rate cards, which could impact our competitiveness and ability to operate within California; and
•we may fail to effectively respond to market developments in a timely manner, or at all.
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
In light of the COVID-19 pandemic, we suspended Shared and Shared Saver Rides on our platform. While we believe these suspensions were in the best interests of drivers and riders on our platform, these suspensions have adversely affected our business and results of operations. We have begun to relaunch our shared rides offerings beginning in July 2021 in limited jurisdictions, and to the extent we continue to suspend these offerings during the COVID-19 pandemic, or demand for these offerings is adversely affected following the end of these suspensions, our business, financial condition and results of operations could be adversely affected.
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
Our success depends in part on the continued service of our founders, senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to the impact of the COVID-19 pandemic on our business may harm our reputation or impact our ability to recruit qualified personnel in the future. For example, in response to the effects of the COVID-19 pandemic on our business, we have undertaken certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
We face intense competition for highly skilled personnel, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. This competition has intensified in recent periods, and may continue to intensify as the economy recovers from COVID-19. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or we are unable to provide competitive compensation packages, it may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees have received and may continue to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.
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

Our success, or perceived success, and increased visibility has driven, and may continue to drive, some businesses that perceive our business model negatively to raise their concerns to local policymakers and regulators. These businesses and their trade association groups or other organizations have and may continue to take actions and employ significant resources to shape the legal and regulatory regimes in jurisdictions where we may have, or seek to have, a market presence in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of drivers and riders to utilize our platform.
Any of the foregoing risks could harm our business, financial condition and results of operations.
Challenges to contractor classification of drivers that use our platform may have adverse business, financial, tax, legal and other consequences to our business.
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against us and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing us and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provides a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 3, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against us and Uber. The coordination petition is pending. On January 12, 2021, a separate lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 12, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit and joined in a demurrer filed by the Attorney General. The court overruled the demurrer on May 20, 2021. The matter is now set for a merits hearing on August 20, 2021. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against us and Uber for allegedly misclassifying drivers on the companies' respective platforms as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. We and Uber filed motions to dismiss, which were denied by the court in March 2021. Further, recently, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourself vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
Companies in the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain an increasingly high public profile and the number of competitors in our market increases and as we continue to develop new technologies and intellectual property, the possibility of intellectual property rights claims against us grows. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have initiated licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
Further, as we continue to expand our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. Changes in the law or regulatory landscape could limit or prohibit activities in this regard. Further, the collection and storage of data in connection with the use of our Concierge and Lyft Pass for Healthcare offerings by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Contracted healthcare entities including healthcare providers, health plans, and transportation brokers using our Concierge or Lyft Pass for Healthcare offering are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare entities. Compliance obligations under HIPAA include privacy, security and breach notification obligations, and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1.5 million for “willful neglect” violations and the possibility of civil litigation.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings such as autonomous vehicle technology, Driver Centers and Mobile Services, Lyft Auto Care, our network of shared bikes and scooters and deliveries, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
In addition, we regularly include arbitration provisions in our Terms of Service with the drivers and riders on our platform. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us or the volume of arbitration may increase and become burdensome, and the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we have in the past and may continue to limit our use of arbitration provisions or be required to do so in a legal or regulatory proceeding, either of which could increase our litigation costs and exposure. For example, effective May 2018, we ended mandatory arbitration of sexual misconduct claims by users and employees.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, the expanded work-from-home practices of our employees in response to COVID-19 shelter-in-place orders, or from strategic transactions, including acquisitions and divestitures. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the settlement of RSUs. Since the initial settlement date for the RSUs that vested upon the effectiveness of our registration statement on Form S-1 related to our initial public offering, or our IPO Registration Statement, we have withheld shares and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. During the quarter ended June 30, 2021, we expended a total of approximately $8.1 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs.
To satisfy future tax withholding and remittance obligations, we may withhold shares and remit tax withholding amounts on behalf of the holders of RSUs at the applicable statutory rates. The tax withholding due in connection with such RSU net settlement will be based on the then-current value of the underlying shares of our Class A common stock, and we would expect to withhold and remit the tax withholding liabilities at the applicable statutory rates on behalf of the RSU holders to the relevant tax authorities in cash. We have also implemented “sell-to-cover” to satisfy tax withholding obligations, in which shares with a market value equivalent to the tax withholding obligation will be sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales will be remitted by us to the taxing authorities. Such sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our stock price to fluctuate.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
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
We have established environmental programs, such as our commitment to 100% electric vehicles (EVs) on our platform by the end of 2030, and requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change policies such as California’s Senate Bill 1014, which imposes greenhouse gas and EV requirements on our industry, and failure to meet the future requirements could have adverse impacts on our costs and ability to operate in California, as well as public goodwill towards our company. We advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators, and any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of transportation network companies’ unique needs could challenge our ability to progress toward our 100% EV commitment. We may also enter into arrangements with third parties for financing, leasing or otherwise, to enable us to meet our commitment to 100% EVs on our platform by the end of 2030. Such transactions may require us to provide guarantees for financing. We may also benefit from certain tax credits for EVs and, if such tax credits expire or are terminated or we are otherwise unable to use them, we may not realize the benefits we have planned and our business and financial condition and results of operations may be negatively affected.
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
In addition, we may divest businesses or assets, enter into joint ventures or strategic partnerships or other strategic transactions. For example, we recently closed the sale of our Level 5 self-driving vehicle division. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction. Further, during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 8 "Debt" to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of June 30, 2021, we had $700.9 million of indebtedness for borrowed money outstanding.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 22.47% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 12.78% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of June 30, 2021 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of June 30, 2021.

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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, as disclosed above, beginning in April 2019, several putative class actions have been filed in California state and federal courts and derivative actions have been filed in Delaware and California federal courts against us, our directors, certain of our officers, and certain of the underwriters named in our IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with our IPO. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL
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

LYFT, INC.

Date:	August 5, 2021	By:	/s/ Logan Green
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Brian Roberts
Chief Financial Officer (Principal Financial Officer)