Form 10-Q
period 2021-09-30
Lyft, Inc.
filed 2021-11-04
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 1, 2021, the number of shares of the registrant’s Class A common stock outstanding was 332,123,513 and the number of shares of the registrant’s Class B common stock outstanding was 8,602,629.

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
•our ability to efficiently develop and maintain partnerships with other companies to offer autonomous vehicle technologies on our platforms in a timely manner;
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
•our expectations and management of future growth and business operations;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$728,382	$319,734
Short-term investments	1,653,899	1,931,334
Prepaid expenses and other current assets	510,971	343,070
Total current assets	2,893,252	2,594,138
Restricted cash and cash equivalents	143,846	118,559
Restricted investments	898,415	1,101,712
Other investments	75,260	10,000
Property and equipment, net	322,487	313,297
Operating lease right-of-use assets	235,219	275,756
Intangible assets, net	54,852	65,845
Goodwill	180,516	182,687
Other assets	20,421	16,970
Total assets	$4,824,268	$4,678,964
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$127,431	$84,108
Insurance reserves	1,011,153	987,064
Accrued and other current liabilities	1,206,521	954,008
Operating lease liabilities — current	54,773	49,291
Total current liabilities	2,399,878	2,074,471
Operating lease liabilities	223,035	265,803
Long-term debt, net of current portion	662,457	644,236
Other liabilities	54,824	18,291
Total liabilities	3,340,194	3,002,801
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of September 30, 2021 and December 31, 2020; 332,117,153 and 314,934,487 Class A shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively; 100,000,000 Class B shares authorized as of September 30, 2021 and December 31, 2020; 8,602,629 and 8,802,629 Class B shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	9,538,400	8,977,061
Accumulated other comprehensive income (loss)	(3,105)	(473)
Accumulated deficit	(8,051,224)	(7,300,428)
Total stockholders’ equity	1,484,074	1,676,163
Total liabilities and stockholders’ equity	$4,824,268	$4,678,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$864,405	$499,744	$2,238,390	$1,794,801
Costs and expenses
Cost of revenue	364,032	261,614	1,122,961	1,055,388
Operations and support	109,679	123,136	292,375	355,528
Research and development	226,693	232,106	716,950	693,946
Sales and marketing	108,955	78,548	287,502	326,807
General and administrative	231,907	257,693	652,023	718,087
Total costs and expenses	1,041,266	953,097	3,071,811	3,149,756
Loss from operations	(176,861)	(453,353)	(833,421)	(1,354,955)
Interest expense	(13,093)	(12,529)	(38,510)	(20,573)
Other income, net	125,042	7,474	130,388	38,766
Loss before income taxes	(64,912)	(458,408)	(741,543)	(1,336,762)
Provision for (benefit from) income taxes	6,627	1,109	9,253	(42,060)
Net loss	$(71,539)	$(459,517)	$(750,796)	$(1,294,702)
Net loss per share, basic and diluted	$(0.21)	$(1.46)	$(2.26)	$(4.18)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	337,753	314,530	332,049	309,433
Stock-based compensation included in costs and expenses:
Cost of revenue	$10,192	$7,021	$28,818	$21,201
Operations and support	6,180	5,310	18,223	10,942
Research and development	111,474	96,212	324,932	243,993
Sales and marketing	9,290	6,910	27,757	16,115
General and administrative	61,309	51,264	163,945	140,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(71,539)	$(459,517)	$(750,796)	$(1,294,702)
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,407)	4,759	(2,492)	4,147
Unrealized gain (loss) on marketable securities, net of taxes	(89)	(2,523)	(140)	468
Other comprehensive (loss) income	(1,496)	2,236	(2,632)	4,615
Comprehensive loss	$(73,035)	$(457,281)	$(753,428)	$(1,290,087)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
Issuance of common stock upon exercise of stock options	504	—	2,329	—	—	2,329
Issuance of common stock upon settlement of restricted stock units	3,838	—	—	—	—	—
Shares withheld related to net share settlement	(146)	—	(6,763)	—	—	(6,763)
Stock-based compensation	—	—	159,978	—	—	159,978
Other comprehensive loss	—	—	—	—	(4,066)	(4,066)
Net loss	—	—	—	(398,073)	—	(398,073)
Balances as of March 31, 2020	306,792	$3	$8,554,471	$(5,945,644)	$(1,341)	$2,607,489
Issuance of common stock upon exercise of stock options	153	—	757	—	—	757
Issuance of common stock upon settlement of restricted stock units	4,813	—	—	—	—	—
Shares withheld related to net share settlement	(145)	—	(4,437)	—	—	(4,437)
Issuance of common stock under employee stock purchase plan	463	—	11,071	—	—	11,071
Equity component of the convertible senior notes issued, net of tax and offering costs	—	—	139,224	—	—	139,224
Purchase of capped calls	—	—	(132,681)	—	—	(132,681)
Stock-based compensation	—	—	105,803	—	—	105,803
Other comprehensive income	—	—	—	—	6,445	6,445
Net loss	—	—	—	(437,112)	—	(437,112)
Balances as of June 30, 2020	312,076	$3	$8,674,208	$(6,382,756)	$5,104	$2,296,559
Issuance of common stock upon exercise of stock options	97	—	413	—	—	413
Issuance of common stock upon settlement of restricted stock units	5,435	—	—	—	—	—
Shares withheld related to net share settlement	(118)	—	(3,315)	—	—	(3,315)
Stock-based compensation	—	—	166,717	—	—	166,717
Other comprehensive income	—	—	—	—	2,236	2,236
Net loss	—	—	—	(459,517)	—	(459,517)
Balances as of September 30, 2020	317,490	$3	$8,838,023	$(6,842,273)	$7,340	$2,003,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	488	—	3,244	—	—	3,244
Issuance of common stock upon settlement of restricted stock units	5,218	—	—	—	—	—
Shares withheld related to net share settlement	(130)	—	(7,653)	—	—	(7,653)
Stock-based compensation	—	—	164,229	—	—	164,229
Other comprehensive income	—	—	—	—	218	218
Net loss	—	—	—	(427,339)	—	(427,339)
Balances as of March 31, 2021	329,313	$3	$9,136,881	$(7,727,767)	$(255)	$1,408,862
Issuance of common stock upon exercise of stock options	115	—	589	—	—	589
Issuance of common stock upon settlement of restricted stock units	5,279	—	—	—	—	—
Shares withheld related to net share settlement	(155)	—	(8,091)	—	—	(8,091)
Issuance of common stock under employee stock purchase plan	674	—	16,559	—	—	16,559
Stock-based compensation	—	—	200,111	—	—	200,111
Other comprehensive loss	—	—	—	—	(1,354)	(1,354)
Net loss	—	—	—	(251,918)	—	(251,918)
Balances as of June 30, 2021	335,226	$3	$9,346,049	$(7,979,685)	$(1,609)	$1,364,758
Issuance of common stock upon exercise of stock options	156	—	969	—	—	969
Issuance of common stock upon settlement of restricted stock units	5,469	—	—	—	—	—
Shares withheld related to net share settlement	(131)	—	(6,110)	—	—	(6,110)
Settlement of convertible senior notes	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	197,493	—	—	197,493
Other comprehensive loss	—	—	—	—	(1,496)	(1,496)
Net loss	—	—	—	(71,539)	—	(71,539)
Balances as of September 30, 2021	340,720	$3	$9,538,400	$(8,051,224)	$(3,105)	$1,484,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(750,796)	$(1,294,702)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	106,065	121,650
Stock-based compensation	563,675	432,498
Amortization of premium on marketable securities	3,287	4,083
Accretion of discount on marketable securities	(918)	(13,434)
Amortization of debt discount and issuance costs	26,317	12,501
Deferred income tax from convertible senior notes	—	(46,324)
(Gain) loss on sale and disposal of assets, net	(4,358)	18,179
Gain on divestiture	(119,284)	—
Other	2,901	6,332
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(174,488)	84,789
Operating lease right-of-use assets	48,044	47,476
Accounts payable	44,447	(15,153)
Insurance reserves	24,089	(455,834)
Accrued and other liabilities	190,057	16,359
Lease liabilities	(34,540)	(32,706)
Net cash used in operating activities	(75,502)	(1,114,286)
Cash flows from investing activities
Purchases of marketable securities	(2,524,957)	(3,368,614)
Purchase of non-marketable security	—	(10,000)
Purchases of term deposits	(441,506)	(718,811)
Proceeds from sales of marketable securities	353,407	476,196
Proceeds from maturities of marketable securities	2,483,774	4,011,701
Proceeds from maturities of term deposits	607,506	232,811
Purchases of property and equipment and scooter fleet	(56,676)	(70,844)
Cash paid for acquisitions, net of cash acquired	3	(12,376)
Sales of property and equipment	30,493	14,945
Proceeds from divestiture	122,688	—
Other	(2,000)	—
Net cash provided by investing activities	572,732	555,008
Cash flows from financing activities
Repayment of loans	(33,982)	(35,592)
Proceeds from issuance of convertible senior notes	—	734,065
Payment of debt issuance costs	—	(824)
Purchase of capped call	—	(132,681)
Proceeds from exercise of stock options and other common stock issuances	21,362	14,610
Taxes paid related to net share settlement of equity awards	(21,854)	(14,515)
Principal payments on finance lease obligations	(28,661)	(29,042)
Other	(3)	—
Net cash provided by (used in) financing activities	(63,138)	536,021
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(141)	(286)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	433,951	(23,543)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	438,485	564,465
End of period	$872,436	$540,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$728,382	$424,806
Restricted cash and cash equivalents	143,846	115,229
Restricted cash, included in prepaid expenses and other current assets	208	887
Total cash, cash equivalents and restricted cash and cash equivalents	$872,436	$540,922

Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$60,259	$45,291
Right-of-use assets acquired under finance leases	25,524	6,204
Right-of-use assets acquired under operating leases	5,800	23,295
Remeasurement of finance and operating lease right of use assets for lease modification	384	—
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	—	133,088
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	—	130,089
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
The Company uses the U.S. dollar predominantly as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included on the condensed consolidated statements of operations. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive loss.
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
Beginning in the middle of March 2020, the outbreak of the coronavirus (“COVID-19”) in the United States, Canada, and globally has impacted Lyft's business. The Company continues to be impacted by COVID-19, but the long-term impact will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. The Company has adopted a number of measures in response to the COVID-19 pandemic including, but not limited to, establishing new health and safety requirements for ridesharing and updating workplace policies. The Company also made adjustments to its expenses and cash flow to correlate with declines in revenues including headcount reductions in 2020. Refer to Note 14 “Restructuring” to the condensed consolidated financial statements for information regarding the 2020 restructuring events. The Company cannot be certain that these actions will mitigate the negative effects of the pandemic on Lyft's business. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require it to update its estimates, judgments or revise the carrying value of the Company's assets or liabilities, including the recording of any credit losses. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized on the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's financial statements.
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
The table below presents the Company's revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from contracts with customers (ASC 606)	$784,068	$450,559	$2,049,756	$1,681,239
Rental revenue (ASC 842)	80,337	49,185	188,634	113,562
Total revenue	$864,405	$499,744	$2,238,390	$1,794,801
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
The Company generates revenue from licensing and data access agreements, primarily with third-party autonomous vehicle companies. The Company is primarily responsible for fulfilling its promise to provide rideshare data and access to

Flexdrive vehicles and bears the fulfillment risk, and the responsibility of providing the data, over the license period. The Company is acting as a principal in delivering the data and access licenses and presents revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, is determined by assigning the relative fair value to each of the performance obligations. Revenue is recorded upon delivery of the rideshare data and ratably over the quarter for access to fleet vehicles as the Company’s respective performance obligation is satisfied upon the delivery of each.
Rental Revenue (ASC 842)
The Company generates rental revenues primarily from Flexdrive, its network of Light Vehicles, and Lyft Rentals. Rental revenues are recognized for rental and rental related activities where an identified asset is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842.
The Company operates a fleet of rental vehicles through Flexdrive, comprised of both owned vehicles and vehicles leased from third-party leasing companies (“head leases”). The Company either leases or subleases vehicles to drivers and Lyft Rentals renters, and as a result, the Company considers itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. Fleet operating costs include monthly fixed lease payments and other vehicle operating or ownership costs, as applicable. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis on the condensed consolidated financial statements. Drivers who rent vehicles are charged rental fees, which the Company collects from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.
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
Enterprise and Trade Receivables
The Company collects any fees owed for completed transactions on the Lyft Platform primarily from the rider’s authorized payment method. Uncollected fees are included in prepaid expenses and other current assets on the condensed consolidated balance sheets and represent receivables from (i) participants in the Company’s enterprise programs (“Enterprise Users”), where the transactions have been completed and the amounts owed from the Enterprise Users have either been invoiced or are unbilled as of the reporting date; and (ii) riders where the authorized payment method is a credit card but the fare amounts have not yet settled with third-party payment processors. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from riders on behalf of drivers. Accordingly, the Company has no trade receivables from drivers. The portion of the fare receivable to be remitted to drivers is included in accrued and other current liabilities on the condensed consolidated balance sheets.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $174.6 million and $104.7 million as of September 30, 2021 and December 31, 2020, respectively. The Company's allowance for credit losses was $8.3 million and $15.2 million as of September 30, 2021 and December 31, 2020, respectively. The write-offs were immaterial for the nine months ended September 30, 2021. The change in the allowance for credit losses for the nine months ended September 30, 2021 was related to an increase in provisions for expected credit losses.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of September 30, 2021 and December 31, 2020, the rider referral coupon liability was not material.
Light Vehicle Rider and Lyft Rentals Renter Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the three and nine months ended September 30, 2021 and 2020.
For the three and nine months ended September 30, 2021, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $423.3 million and $995.5 million as a reduction to revenue and $16.8 million and $40.2 million as sales and marketing expense, respectively. For the three and nine months ended September 30, 2020, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $125.0 million and $295.6 million as a reduction to revenue and $11.0 million and $115.0 million as sales and marketing expense, respectively.
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

The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized on the condensed consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the extent to which the security’s fair value is less than amortized cost, changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company's assessment indicates that a credit loss exists, the credit loss is measured based on the Company's best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of September 30, 2021, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
Non-marketable Equity Securities
The Company has elected to measure its investments in non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable transactions for identical or similar investments of the same issuer or impairment. The Company qualitatively assesses whether indicators of impairment exist. Factors considered in this assessment include the investees’ financial and liquidity position, access to capital resources, exposure to industries and markets impacted by COVID-19, and the time since the last adjustment to fair value, among others. If an impairment exists, the Company estimates the fair value of the investment by using the best information available, which may include cash flow projections or other available market data, and recognizes a loss for the amount by which the carrying value exceeds the fair value of the investment on the condensed consolidated statements of operations.
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
Leases
In accordance with ASC 842, the Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. The Company determines the classification and measurement of its leases upon lease commencement. The Company enters into certain agreements as a lessor or sublessor and either leases or subleases the underlying asset in the agreement to customers. The Company also enters into certain agreements as a lessee. If any of the following criteria are met, the Company classifies the lease as a financing lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):
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
Acquisition costs were immaterial and are included in general and administrative expenses on the condensed consolidated statements of operations.
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
The results of operations for the acquired business have been included on the condensed consolidated statements of operations for the period subsequent to the Company's acquisition of Flexdrive. Flexdrive's results of operations for periods prior to this acquisition were not material to the condensed consolidated statements of operations and, accordingly, pro forma financial information has not been presented.
4.    Divestitures
Transaction with Woven Planet Holdings, Inc. (“Woven Planet”)
On July 13, 2021, the Company completed a transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to the Company’s self-driving vehicle division, Level 5, as well as commercial agreements for the utilization of Lyft system and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet is developing. The Company will receive, in total, approximately $515 million in cash in connection with this transaction, with $165 million paid upfront and $350 million to be paid over a five-year period.
The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore, does not qualify for reporting as a discontinued operation. The Company recognized a $119.3 million pre-tax gain for the divestiture of certain assets related to the Level 5 division, which was based on the relative fair value of the Level 5 division and the estimated standalone selling price of the commercial arrangement elements as determined by a cost approach. The assumptions used in the valuation included the historical direct and indirect Level 5 costs incurred as well as the number of vehicles, miles and drivers needed to recreate the data produced from the rideshare license and Flexdrive access. The gain was included in other income, net on the condensed consolidated statement of operations for the quarter ended September 30, 2021. The commercial agreements for the utilization of Lyft system and fleet data by Woven Planet is accounted for under ASC 606 and the Company recorded a deferred revenue liability of $42.5 million related to the performance obligations under these commercial agreements as part of the transaction. The Company also derecognized $3.4 million in assets held for sale.

5.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	September 30, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$1,177	$—	$—	$1,177
Money market deposit accounts	395,308	—	—	395,308
Term deposits	435,000	—	—	435,000
Certificates of deposit	690,807	162	(5)	690,964
Commercial paper	451,844	107	(2)	451,949
Corporate bonds	75,990	7	(12)	75,985
Total unrestricted cash equivalents and short-term investments	2,050,126	276	(19)	2,050,383
Restricted Balances(2)
Money market funds	66,066	—	—	66,066
Term deposits	6,506	—	—	6,506
Certificates of deposit	487,079	122	(1)	487,200
Commercial paper	359,166	50	(8)	359,208
Corporate bonds	61,950	11	(6)	61,955
U.S. government securities	5,947	—	—	5,947
Total restricted cash equivalents and investments	986,714	183	(15)	986,882
Total unrestricted and restricted cash equivalents and investments	$3,036,840	$459	$(34)	$3,037,265
_______________
(1)Excludes $331.9 million of cash, which is included within the $2.4 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $55.6 million of restricted cash, which is included within the $1.0 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.
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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of September 30, 2021, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of September 30, 2021 was primarily related to the continued market volatility associated with COVID-19. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of September 30, 2021. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of September 30, 2021 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	September 30, 2021
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$125,279	$(6)
Corporate bonds	75,721	(18)
Commercial paper	106,249	(10)
U.S. government securities	3,298	—
Total available-for-sale debt securities in an unrealized loss position	$310,547	$(34)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Insurance-related accruals	$313,855	$269,849
Legal accruals	323,735	226,408
Ride-related accruals	212,048	196,439
Long-term debt, current	49,553	35,760
Insurance claims payable and related fees	34,517	28,318
Other	272,813	197,234
Accrued and other current liabilities	$1,206,521	$954,008
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$987,064	$1,378,462
Reinsurance recoverable established in period	(251,328)	—
Additions related to:
Reserves for current period	227,478	321,232
Change in estimates for prior periods	128,045	61,248
Losses paid	(329,805)	(430,429)
Transfer of certain legacy auto insurance liabilities	—	(407,885)
Net balance at the end of the period	761,454	922,628
Add: Reinsurance recoverable at the end of the period	249,699	—
Balance at end of period	$1,011,153	$922,628
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
The Company paid the $465.0 million cash consideration to Clarendon on April 3, 2020. The Company derecognized $407.9 million of insurance reserves liabilities and recognized a loss of $64.7 million for the net cost of the Novation on the condensed consolidated statements of operations for the nine months ended September 30, 2020, with $62.5 million in cost of revenue and $2.2 million in general and administrative expenses. In conjunction with the Novation, Clarendon and PVIC executed a Retrocession Agreement, pursuant to which PVIC will reinsure Clarendon’s losses related to the Legacy Auto Liability in excess of an aggregate limit of $816.0 million.

Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the Reinsurance Transaction”). The Reinsurance Agreement is on a funds withheld basis, meaning that funds are withheld by PVIC from the insurance premium owed to DARAG in order to pay future reinsurance claims on DARAG’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance of $271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities on the condensed consolidated balance sheet. In addition to the initial funds withheld balance of $271.5 million, additional coverage of certain legacy insurance liabilities is collateralized by a $75.0 million trust account established by DARAG for the benefit of PVIC. As of September 30, 2021, the balance of the net funds withheld liability is immaterial. A loss of approximately $20.4 million for the total cost of the Reinsurance Transaction was recognized on the condensed consolidated statement of operations for the nine months ended September 30, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.
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
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income(1)	$1,923	$7,631	$7,008	$39,394
Gain (loss) on sale of securities, net	(17)	10	685	(886)
Foreign currency exchange gains (losses), net	736	744	1,212	580
Sublease income	2,947	—	2,947	—
Gain from transaction with Woven Planet	119,284	—	119,284	—
Other, net	169	(911)	(748)	(322)
Other income (expense), net	$125,042	$7,474	$130,388	$38,766
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

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$1,177	$—	$—	$1,177
Certificates of deposit	—	690,964	—	690,964
Commercial paper	—	451,949	—	451,949
Corporate bonds	—	75,985	—	75,985
Total unrestricted cash equivalents and investments	1,177	1,218,898	—	1,220,075
Restricted Balances(2)
Money market funds	66,066	—	—	66,066
Certificates of deposit	—	487,199	—	487,199
Commercial paper	—	359,207	—	359,207
Corporate bonds	—	61,955	—	61,955
U.S. treasury securities	—	5,947	—	5,947
Total restricted cash equivalents and investments	66,066	914,308	—	980,374
Total unrestricted and restricted cash equivalents and investments	$67,243	$2,133,206	$—	$2,200,449
_______________
(1)$331.9 million of cash, $395.3 million of money market deposit accounts and $435.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.4 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$55.6 million of restricted cash and $6.5 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.0 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
During the nine months ended September 30, 2021, the Company did not make any transfers between the levels of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
In March 2020, the Company purchased a non-marketable equity security for total cash consideration of $10.0 million. This investment is classified in other investments on the condensed consolidated balance sheets.
In June 2021, the Company received an investment in a non-marketable equity security in a privately held company without a readily determinable market value as part of licensing and data access agreements. The investment had a carrying value of $64.0 million and is categorized as Level 3. The Company does not have significant influence over this privately-held company and has elected to measure this investment as a non-marketable equity security and classified it in other investments on the condensed consolidated balance sheet.
Non-marketable equity securities will be remeasured to fair value upon the occurrence of observable transactions for an identical or similar investments of the same issuer or impairment. If these forecasts are not met, impairment charges may be recorded. As of September 30, 2021, there were no remeasurement adjustments.
7.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 81 locations with 79 commenced leases and two not yet commenced leases having an initial term of 12 months or longer as of September 30, 2021. These leases are classified as operating leases. As of September 30, 2021, the remaining lease terms vary from approximately three months to nine years. For certain leases the Company has options to extend the lease term for periods varying from two months to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of September 30, 2021, the remaining lease terms vary between one month to three years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of September 30, 2021
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	September 30, 2021	December 31, 2020
Operating Leases
Assets
Operating lease right-of-use assets	$235,219	$275,756
Liabilities
Operating lease liabilities, current	$54,773	$49,291
Operating lease liabilities, non-current	223,035	265,803
Total operating lease liabilities	$277,808	$315,094

Finance Leases
Assets
Finance lease right-of-use assets(1)	$31,385	$28,108
Liabilities
Finance lease liabilities, current(2)	15,883	20,795
Finance lease liabilities, non-current(3)	15,634	6,593
Total finance lease liabilities	$31,517	$27,388

Weighted-average remaining lease term (years)
Operating leases	5.7	6.3
Finance leases	2.2	1.5
Weighted-average discount rate
Operating leases	6.3%	6.4%
Finance leases	3.1%	4.7%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets.
(2)This balance is included within other current liabilities on the condensed consolidated balance sheets.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets.

Lease Costs
The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Leases
Operating lease cost	$20,250	$17,506	$56,415	$61,763

Finance Leases
Amortization of right-of-use assets	5,893	11,386	19,348	27,747
Interest on lease liabilities	277	620	850	1,600

Other Lease Costs
Short-term lease cost	1,091	1,001	4,151	3,326
Variable lease cost (1)	244	3,899	4,018	10,943
Total lease cost	$27,755	$34,412	$84,782	$105,379
_______________
(1)Consist primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
Sublease income was $2.9 million for the three months ended September 30, 2021 which was related to subleases from the Company's transaction with Woven Planet in the third quarter of 2021.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$63,204	$48,188
Operating cash flows from finance leases	835	1,600
Financing cash flows from finance leases	28,661	29,042

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2021	$12,542	$5,793	$18,335
2022	73,844	13,355	87,199
2023	58,517	9,341	67,858
2024	52,943	4,067	57,010
2025	41,815	—	41,815
Thereafter	96,138	—	96,138
Total minimum lease payments	335,799	32,556	368,355
Less: amount of lease payments representing interest	(57,991)	(1,039)	(59,030)
Present value of future lease payments	277,808	31,517	309,325
Less: current obligations under leases	(54,773)	(15,883)	(70,656)
Long-term lease obligations	$223,035	$15,634	$238,669
As of September 30, 2021, the Company had two real estate leases not yet commenced with an immaterial amount of future lease payments. These leases are expected to commence in 2021 with lease terms of three years.
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
8.    Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with a web-hosting services provider under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. In January 2019 and May 2020, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300 million between January 2019 and June 2022, with a minimum amount of $80 million in each of the three contractual periods, on services with this vendor. As of September 30, 2021, the Company has made payments in excess of $300 million under the amended arrangement.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. The Company has made investments totaling $87.1 million as of September 30, 2021.
In May 2019, the Company entered into a non-cancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $23.1 million and investments totaling $20.8 million as of September 30, 2021.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by cash. As of September 30, 2021 and December 31, 2020, the Company had letters of credit outstanding of $56.5 million and $54.2 million, respectively.
Indemnification
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors, parties to certain acquisition or divestiture transactions and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded on the condensed consolidated statements of operations in connection with the indemnification provisions have not been material.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego, and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 3, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On January 12, 2021, a separate lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 12, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit and joined in a demurrer filed by the California Attorney General. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS have filed notices of appeal to the California Court of Appeal. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. The Company and Uber filed motions to dismiss, which were denied by the court in March 2021. In September 2021, the Massachusetts Attorney General served Lyft and Uber with a motion for summary judgment on the issue of driver classification. Lyft and Uber have not yet served their opposition briefs. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California or Massachusetts. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
Unemployment Insurance Assessment
The Company is involved in administrative audits with various state employment agencies, including audits related to driver classification, in California, Connecticut, Oregon, Wisconsin, Illinois, New York and New Jersey. The Company believes that drivers are properly classified as independent contractors and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain. The Company accrues liabilities that may result from assessments by, or any negotiated agreements with, these employment agencies when a loss is probable and reasonably estimable and the expense is recorded to general and administrative expenses.
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
Consumer and Other Class Actions
The Company is involved in a number of class actions alleging violations of consumer protection laws such as the Telephone Consumer Protection Act of 1991, or TCPA, as well as violations of other laws such as the Americans with Disabilities Act, or the ADA, seeking injunctive or other relief. Recently, the Company received a favorable outcome in a case in the Northern District of California alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle offerings in three Bay Area counties, Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. After hearing evidence at a 5-day bench trial, the court ruled that plaintiffs failed their burden to prove that Lyft violates the ADA. The plaintiffs did not appeal the ruling. Lyft is facing a similar ADA lawsuit in the Southern District of New York, Lowell v. Lyft, Inc., which seeks to certify New York and nationwide classes. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions have been filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions have been consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions have also been consolidated into one action in federal court in California. On July 1, 2020, the California state court sustained in part and overruled in part the Company's demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On February 26, 2021, the California state court struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend, and plaintiffs filed an amended complaint on March 17, 2021. The Company filed its demurrer and motion to strike the amended claim on April 13, 2021, and on July 16, 2021, the California state court overruled the demurrer but struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend. The state court plaintiffs filed their renewed motion to certify a class action on June 24, 2021, and the hearing on this motion is set for November 4, 2021. In the California federal court class action, on May 14, 2020, the Company filed a motion to dismiss the consolidated complaint and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the court certified the class action on August 20, 2021, and set trial to commence on December 5, 2022. In the consolidated derivative action, at the parties’ joint request, the California federal court stayed the case on February 17, 2021. The Company believes these lawsuits are without merit and intends to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
9.    Debt
Outstanding debt obligations as of September 30, 2021 were as follows (in thousands):

	Maturities	Interest Rates as of September 30, 2021	September 30, 2021	December 31, 2020
Convertible senior notes	May 2025	1.50%	$595,059	$568,744
Non-revolving Loan (1)	2022 - 2024	2.60% - 5.25%	86,208	103,305
Master Vehicle Loan (1)	2021 - 2024	2.60% - 6.75%	30,743	7,947
Total long-term debt, including current maturities			$712,010	$679,996
Less: long-term debt maturing within one year			(49,553)	(35,760)
Total long-term debt			$662,457	$644,236
_______________
(1)These loans were acquired as part of the Flexdrive acquisition on February 7, 2020.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense related to the 2025 Notes	$(2,803)	$(2,803)	$(8,409)	$(4,205)
Amortization of debt discount and issuance costs	(9,078)	(8,381)	(26,317)	(12,501)
Interest expense related to vehicle loans	(1,212)	(1,345)	(3,784)	(3,867)
Interest expense	$(13,093)	$(12,529)	$(38,510)	$(20,573)

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
The 2025 Notes mature on May 15, 2025, unless earlier converted, redeemed or repurchased. The 2025 Notes are senior unsecured obligations of the Company with interest payable semiannually in arrears on May 15 and November 15 of each year, at a rate of 1.50% per year. The net proceeds from this offering were approximately $733.2 million, after deducting the Initial Purchasers’ discounts and commissions and debt issuance costs.
The initial conversion rate for the 2025 Notes is 26.0491 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $38.39 per share of the Class A common stock. The initial conversion price of the 2025 Notes represents a premium of approximately 30% to the $29.53 per share closing price of the Company's Class A common stock on The Nasdaq Global Select Market on May 12, 2020. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 15, 2025, only under the following circumstances:
•during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

The last reported sale price of the Company's Class A common stock exceeded 130% of the conversion price of the 2025 Notes for at least 20 trading days during the 30 consecutive trading day period ended June 30, 2021. Accordingly, the 2025 Notes were convertible at the option of the holders at any time during the quarter ended September 30, 2021. During the quarter ended September 30, 2021, holders of $2,000 in aggregate principal amount of the 2025 Notes elected early conversion. The Company settled the conversion in cash resulting in an immaterial recognized loss on extinguishment of the liability and equity components during the third quarter of 2021.

During the quarter ended September 30, 2021, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.

Based on the last reported sale price of the Company's Class A common stock on September 30, 2021, the if-converted value of the 2025 Notes was $1.0 billion, exceeding the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

September 30, 2021
Principal	$747,498
Unamortized debt discount and debt issuance costs	(152,439)
Net carrying amount of liability component	$595,059
As of September 30, 2021, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $1.2 billion. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
The 2025 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the Initial Purchasers or their respective affiliates (the "option counterparties") at a cost of approximately $132.7 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2025 Notes sold in the offering. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the trading price of the Company's Class A common stock exceeds the conversion price of the 2025 Notes. The cap price of the Capped Calls will initially be $73.83 per share, which represents a premium of 150% over the last reported sale price of the Company's Class A common stock of $29.53 per share on The Nasdaq Global Select Market on May 12, 2020, and is subject to certain adjustments under the terms of the Capped Calls.
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
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of September 30, 2021, the Company was in compliance with all covenants related to the Non-revolving Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
Master Vehicle Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from a minimum term of 12 months to a maximum term of 48 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.10% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash on the condensed consolidated balance sheets.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of September 30, 2021, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $85.3 million and $30.5 million, respectively, as of September 30, 2021 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of September 30, 2021 were as follows (in thousands):

Remainder of 2021	$10,638
2022	57,047
2023	29,076
2024	20,190
2025	595,059
Thereafter	—
Total long-term debt outstanding	$712,010
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of September 30, 2021, the Company was in compliance with all covenants of the VPA. As of September 30, 2021, the outstanding borrowings from the interim financing under the VPA was $1.3 million.

On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. As of September 30, 2021, there was no exposure to loss under the terms of the guarantee.
10.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2020	33,602	$41.49	$1,650,577
Granted	10,754	58.44
Vested	(15,966)	44.85
Canceled	(7,474)	45.44
Nonvested units as of September 30, 2021	20,916	$46.37	$1,119,947
Included in the grants for the nine months ended September 30, 2021 are approximately 784,000 performance based restricted stock units (“PSUs”). Included in these PSUs were the following:
i.PSUs that have performance criteria tied to the Company’s stock performance. The Company valued these PSUs using a Monte Carlo valuation model and took into consideration the likelihood of the market criteria being achieved. Compensation cost associated with these PSUs is recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance and market criteria is probable.
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
The fair value as of the respective vesting dates of RSUs that vested during the nine months ended September 30, 2021 and 2020 was $839.0 million and $478.1 million, respectively. In connection with RSUs that vested in the nine months ended September 30, 2021, the Company withheld 415,427 shares and remitted cash payments of $21.9 million on behalf of the RSU holders to the relevant tax authorities.
As of September 30, 2021, the total unrecognized compensation cost was $720.7 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.8 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. On January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. On January 1,

2021, an additional 3,237,371 shares of Class A common stock were reserved for issuance under the ESPP. As of September 30, 2021, 1,969,894 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
11.    Income Tax
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
The Company recorded income tax expense of $6.6 million and $9.3 million in the three and nine months ended September 30, 2021 and an income tax expense of $1.1 million and benefit of $42.1 million in the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2020, a net income tax benefit of $46.3 million was recorded to the income tax provision due to the application of ASC 740-20. Under intraperiod allocation, a deferred tax liability related to the equity component of the convertible debt is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations. The effective tax rate was (10.21)% and (1.25)% for the three and nine months ended September 30, 2021 and (0.24)% and 3.15% for the three and nine months ended September 30, 2020, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2021 and December 31, 2020.
12.    Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(71,539)	$(459,517)	$(750,796)	$(1,294,702)
Weighted-average shares used in computing net loss per share, basic and diluted	337,753	314,530	332,049	309,433
Net loss per share, basic and diluted	$(0.21)	$(1.46)	$(2.26)	$(4.18)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	September 30,
	2021	2020
Restricted stock units	19,957	40,851
2025 Notes(1)	19,471	19,471
Stock options	1,159	2,203
Performance based restricted stock units	959	250
ESPP	175	280
Restricted stock awards	—	—
Total	41,721	63,055
_______________
(1)In connection with the issuance of the 2025 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to reduce the potential dilution to the Company's common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the trading price of the Company's Class A common stock exceeds the conversion price of the 2025 Notes.
13.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three and nine months ended September 30, 2021 and 2020.
14.     Restructuring
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
November 2020 Restructuring Plan
In November 2020, the Company announced an additional restructuring plan to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on the Company’s business. As a result of the restructuring plan, which was substantially completed in the fourth quarter of 2020, the Company recognized severance and other employee costs of $1.5 million. This was offset by a stock-based compensation benefit of $0.1 million due to the accelerated vesting of certain equity awards for employees who were terminated. As a result, the Company recognized net restructuring costs of $1.4 million in the year ended December 31, 2020.
There were no restructuring-related charges recognized in the three months ended September 30, 2021. As of September 30, 2021, there were no restructuring-related liabilities.

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
Notwithstanding the impact of COVID-19, we will continue to invest in the future, both organically and through acquisitions of complementary businesses. We also continue to invest in the expansion of our network of shared bikes and scooters and Lyft Autonomous, which focuses on the deployment and scaling of third-party self-driving technology on the Lyft network. Our strategy is to always be at the forefront of transportation innovation, and we believe that through these investments, we will continue to be well positioned as a leader in Transportation-as-a-Service. Even as we invest in the business, we also remain focused on finding ways to operate more efficiently.
Our values, brand and focus on customer experience are key differentiators for our business. We continue to believe that users are increasingly choosing services, including a transportation network, based on brand affinity and value alignment. As we progress through the COVID-19 recovery, we remain confident the demand for our offerings will continue to grow as more and more people discover and rely on the convenience, experience and affordability of using Lyft.
Impact of COVID-19 to our Business
The ongoing COVID-19 pandemic continues to impact communities in the United States, Canada and globally. Since the pandemic began in March 2020, governments and private businesses - at the recommendation of public health officials - have enacted precautions to mitigate the spread of the virus, including travel restrictions and extensive social distancing measures in many regions of the United States and Canada, and many enterprises instituted work from home programs and limited the number of employees on site. Beginning in the middle of March 2020, the pandemic and these related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. Our business continues to be impacted by the COVID-19 pandemic.
Although we have seen some signs of demand improving as COVID-19 case counts trended down, particularly compared to the demand levels at the start of the pandemic, demand remains below the levels prior to the pandemic. The exact timing and pace of the recovery remain uncertain. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning COVID-19 variants and the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or recover from its impact, among other things. For example, an increase in cases due to variants of the virus has caused many businesses to delay employees returning to the office. Even as travel restrictions and shelter-in-place orders are modified or lifted, we anticipate that continued social distancing, altered consumer behavior, reduced travel and commuting, and expected corporate cost cutting will be significant challenges for us. The strength and duration of these challenges cannot be presently estimated.
In response to the COVID-19 pandemic, we have adopted multiple measures, including, but not limited, to establishing new health and safety requirements for ridesharing and updating workplace policies. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including headcount reductions in 2020.
We have strengthened our business over the last year and we are confident in our ability to continue to navigate this challenging period. In the third quarter of 2021, we saw continued recovery as vaccines were more widely distributed and more communities fully reopened, which resulted in revenue increasing 73% in the third quarter of 2021 compared to the third quarter of 2020, and the number of Active Riders increasing 51% in the third quarter of 2021 compared to the third quarter of 2020. Net loss decreased $388.0 million, or 84%, from $459.5 million in the third quarter of 2020 to $71.5 million in the third quarter of 2021, which included a benefit from a pre-tax gain of $119.3 million from the the transaction with Woven Planet. Adjusted EBITDA in the third quarter of 2021 was $67.3 million, marking a second consecutive quarterly Adjusted EBITDA profitability. We remain focused on our long-term growth opportunities. With $2.4 billion in unrestricted cash and cash equivalents and short-term investments as of September 30, 2021, we believe we have sufficient liquidity to continue business operations and to take action we determine to be in the best interests of our employees, stockholders, stakeholders and of drivers and riders on the Lyft Platform. For more information on risks associated with the COVID-19 pandemic and our litigation matters, see the section titled “Risk Factors” in Item 1A of Part II.
Recent Developments
Transaction with Woven Planet Holdings, Inc. (“Woven Planet”)
On July 13, 2021, we completed a transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to our self-driving vehicle division, Level 5, as well as commercial agreements for the utilization of Lyft system and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet is developing. We will receive, in total, approximately $515 million in cash in connection with this transaction, with $165 million paid upfront and $350 million to be paid over a five-year period.
The divestiture did not represent a strategic shift with a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation. We recognized a pre-tax gain of $119.3 million as a result of our transaction with Woven Planet, which was included in other income, net on the condensed consolidated statement of operations for the quarter ended September 30, 2021. Refer to Note 4 "Divestitures" to the condensed consolidated financial statements for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5,
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, our wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million. The Reinsurance Agreement arrangement does not discharge PVIC of its obligations to the policyholder. A loss of approximately $20.4 million for the net cost of the Reinsurance Transaction was recognized on the condensed consolidated statement of operations for the nine months ended September 30, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.

Financial Results for the Three Months Ended September 30, 2021
•Total revenue was $864.4 million, an increase of 73% year-over-year.
•Total costs and expenses were $1.0 billion, including stock-based compensation expense of $198.4 million.
•Loss from operations was $176.9 million.
•Other income was $125.0 million, including a pre-tax gain of $119.3 million as a result of the transaction with Woven Planet.
•Net loss was $71.5 million, a decrease of 84% year-over-year.
•Adjusted EBITDA was $67.3 million, marking the Company’s second consecutive quarterly Adjusted EBITDA profit.
•Cash provided by operating activities was $41.5 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $2.4 billion as of September 30, 2021.
Active Riders and Revenue per Active Rider

	Active Riders			Revenue per Active Rider
	2021	2020	Growth Rate	2021	2020	Growth Rate
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	13,494	21,211	(36.4)%	$45.13	$45.06	0.2%
Three Months Ended June 30	17,142	8,688	97.3%	$44.63	$39.06	14.3%
Three Months Ended September 30	18,942	12,513	51.4%	$45.63	$39.94	14.2%
Three Months Ended December 31		12,552			$45.40
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
The increase in the number of Active Riders in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and three months ended June 30, 2021 was due primarily to an increase in new rider activations as a result of the easing of travel restrictions and social distancing measures in certain regions. However, local recovery trends continue to vary significantly and these restrictions continue to have an ongoing impact on people’s mobility and we expect seasonality in the winter months may impact the number of Active Riders.
The increase in Revenue per Active Rider in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily reflects the improvement in demand on our platform compared to earlier periods during the COVID-19 pandemic, which had materially limited people's mobility and severely reduced Active Riders. Revenue per Active Rider reached an all-time record high in the three months ended September 30, 2021, increasing slightly compared to the three months ended June 30, 2021. We saw improvements in Active Riders, consisting of both returning riders as well as new riders, each month in the third quarter as vaccines were more widely distributed and more communities fully reopened. Additions to our Active Rider base at the end of any quarter are generally dilutive to Revenue per Active Rider for the quarter as there is less time to generate revenue. Revenue per Active Rider also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021.

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
Components of Results of Operations
As noted above, we expect to see decreased levels of demand for our platform, decreased numbers of new rider activations, and negative impacts on revenue for so long as responsive measures to COVID-19 remain in place when compared to levels prior to the onset of the COVID-19 pandemic in March 2020. We have adopted multiple measures in response to the COVID-19 pandemic. We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results for the remainder of 2021.
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

On July 13, 2021, we completed a transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to our self-driving vehicle division, Level 5, and as a result, certain costs related to our prior initiative to develop self-driving systems were eliminated beginning in the third quarter of 2021.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of a pre-tax gain as a result of the transaction with Woven Planet, interest earned on our cash and cash equivalents, sublease income and restricted and unrestricted short-term investments.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$864,405	$499,744	$2,238,390	$1,794,801
Costs and expenses
Cost of revenue	364,032	261,614	1,122,961	1,055,388
Operations and support	109,679	123,136	292,375	355,528
Research and development	226,693	232,106	716,950	693,946
Sales and marketing	108,955	78,548	287,502	326,807
General and administrative	231,907	257,693	652,023	718,087
Total costs and expenses	1,041,266	953,097	3,071,811	3,149,756
Loss from operations	(176,861)	(453,353)	(833,421)	(1,354,955)
Interest expense	(13,093)	(12,529)	(38,510)	(20,573)
Other income, net	125,042	7,474	130,388	38,766
Loss before income taxes	(64,912)	(458,408)	(741,543)	(1,336,762)
Provision for (benefit from) income taxes	6,627	1,109	9,253	(42,060)
Net loss	$(71,539)	$(459,517)	$(750,796)	$(1,294,702)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	42.1	52.3	50.2	58.8
Operations and support	12.7	24.6	13.1	19.8
Research and development	26.2	46.4	32.0	38.7
Sales and marketing	12.6	15.7	12.8	18.2
General and administrative	26.8	51.6	29.1	40.0
Total costs and expenses	120.5	190.7	137.2	175.5
Loss from operations	(20.5)	(90.7)	(37.2)	(75.5)
Interest expense	(1.5)	(2.5)	(1.7)	(1.1)
Other income, net	14.5	1.5	5.8	2.2
Loss before income taxes	(7.5)	(91.7)	(33.1)	(74.5)
Provision for (benefit from) income taxes	0.8	0.2	0.4	(2.3)
Net loss	(8.3)%	(92.0)%	(33.5)%	(72.1)%
Comparison of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Revenue	$864,405	$499,744	73%	$2,238,390	$1,794,801	25%
Revenue increased $364.7 million, or 73%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, driven primarily by the improvement in demand on our platform as pandemic conditions improved compared to earlier stages of the COVID-19 pandemic which had materially limited people’s mobility and severely reduced Active Riders. The number of Active Riders in the third quarter of 2021 increased 51.4% year-over-year as compared to the third quarter of 2020. Revenue per Active Rider increased 14.2% in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in Revenue per Active Rider was primarily due to increased demand as vaccines were more widely distributed and more communities fully reopened, as well as elevated pricing as rider demand outpaced driver supply. Revenue per Active Rider also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021. We continued our investment in driver supply by increasing driver incentives recorded as a reduction to revenue in light of the increased rider demand as recovery from the pandemic continued.
Revenue increased $443.6 million, or 25%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, driven primarily by the significant increase in the number of Active Riders in the second and third quarters of 2021 as compared to the same periods in 2020, as vaccines became more widely distributed and more communities fully reopened. This was offset by higher revenue from the first quarter of 2020 which was prior to the implementation of shelter-in-place orders and other travel restrictions across North America beginning in March 2020. We invested in driver supply by increasing driver incentives recorded as a reduction to revenue in light of the increased rider demand as recovery from the pandemic continued.
We expect to see continued recovery in demand for our platform and the resulting positive impacts on revenue as vaccines are more widely distributed, more communities fully reopen and other restrictive travel and social distancing measures in response to COVID-19 continue to be eased. However, we cannot predict the impact of COVID variants and the longer term impact of the pandemic on consumer behavior.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Cost of revenue	$364,032	$261,614	39%	$1,122,961	$1,055,388	6%
Cost of revenue increased $102.4 million, or 39%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was due primarily to a $59.5 million increase in insurance costs, a $27.0 million increase in transaction fees, and a $15.1 million increase in bikes and scooter related costs driven by the increased ride volume as a result of increased demand as recovery from the pandemic continued.
Cost of revenue increased $67.6 million, or 6%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was due primarily to a $76.5 million increase in insurance costs driven by an increase of $66.8 million in changes to the liabilities for insurance required by regulatory agencies attributable to historical periods and a $20.2 million increase in transaction costs related to the reinsurance of certain legacy auto insurance liabilities in the second quarter of 2021 offset by a $62.5 million decrease in transaction costs related to the transfer of certain legacy auto insurance liabilities from the first quarter of 2020. In addition, there was an increase of $24.4 million in transaction fees and $9.8 million in bikes and scooter related costs driven by the increased ride volume as a result of increased demand as recovery from the pandemic continued. These increases were partially offset by a $37.5 million decrease in costs related to Flexdrive and a $16.3 million decrease in web-hosting fees to support our platform.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Operations and support	$109,679	$123,136	(11)%	292,375	$355,528	(18)%
Operations and support expenses decreased $13.5 million, or 11%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily due to a $6.7 million decrease in bikes and scooter related costs and a $2.8 million decrease in costs related to Flexdrive.
Operations and support expenses decreased $63.2 million, or 18%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily due to a reduction of $19.8 million in driver onboarding costs and rider and driver support costs and a reduction of $15.9 million decrease in personnel-related costs. There was also an $11.3 million decrease in costs related to Flexdrive and a $6.5 million net decrease related to costs from the restructuring event in the second quarter of 2020, consisting of severance and benefits costs, lease termination costs and a stock-based compensation benefit which did not recur in 2021.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Research and development	$226,693	$232,106	(2)%	716,950	$693,946	3%
Research and development expenses decreased $5.4 million, or 2%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily due to a $9.3 million in personnel-related costs, which was partially driven by the transaction with Woven Planet completed on July 13, 2021. There were also decreases of $5.4 million in consulting and advisory costs and a $3.8 million in web hosting fees. These decreases were offset by a $15.3 million increase in stock-based compensation primarily driven by awards related to the retention of Level 5 employees prior to completion of the transaction with Woven Planet in the third quarter of 2021.
Research and development expenses increased $23.0 million, or 3%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was due to a $43.9 million increase in stock-based compensation, which was partially driven by awards related to the retention of Level 5 employees prior to completion of the transaction with Woven Planet in the third quarter of 2021. There was also an increase due to a $25.4 million benefit from the restructuring event in the second quarter of 2020 consisting of a stock-based compensation benefit and severance and benefits costs. These increases were offset by a $23.8 million decrease in personnel-related costs as a result of reduced headcount and a $14.1 million decrease in consulting and advisory costs.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Sales and marketing	$108,955	$78,548	39%	$287,502	$326,807	(12)%
Sales and marketing expenses increased $30.4 million, or 39%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily in response to the increased ride volume and demand as a result of continued pandemic recovery in the third quarter of 2021 compared to the third quarter of 2020, which led to an increase of $26.5 million in costs associated with driver and rider programs and an increase of $5.8 million in costs related to incentive programs.
Sales and marketing expenses decreased $39.3 million, or 12%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily due to a $74.8 million decrease related to incentive programs driven primarily by a reduction in rider incentives. The decrease was partially offset by a $46.2 million increase in costs associated with driver and rider programs.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
General and administrative	$231,907	$257,693	(10)%	$652,023	$718,087	(9)%
General and administrative expenses decreased $25.8 million, or 10%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was due primarily to a $14.6 million net decrease in policy spend, a $12.7 million decrease in consultant and advisory costs, and a $10.3 million decrease in certain loss contingencies including legal accruals and settlements. These decreases were partially offset by an increase of $13.1 million in an accrual for self-retained general business liabilities and an increase of $10.0 million in stock-based compensation expense, which was partially driven by awards related to the retention of Level 5 employees prior to completion of the transaction with Woven Planet in the third quarter of 2021.
General and administrative expenses decreased $66.1 million, or 9%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The overall decrease was due to a $35.6 million decrease in consultant and advisory costs, a $20.0 million decrease in bad debt expense and a $14.6 million net decrease in policy spend. There was also a reduction of $17.7 million in office-related costs, personnel-related costs, and other employee-related expenses primarily as a result of the restructuring events in 2020 and our temporary work from home option for many employees beginning in the middle of March 2020. In addition, there were reductions of $8.7 million in claims administration costs and $5.9 million in depreciation and amortization. These decreases were partially offset by a $19.7 million increase in stock-based compensation, a $17.1 million increase in an accrual for self-retained general business liabilities and a $15.6 million increase in certain loss contingencies including legal accruals and settlements.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Interest expense	$(13,093)	$(12,529)	5%	$(38,510)	$(20,573)	87%
Interest expense increased $0.6 million, or 5%, and $17.9 million, or 87% in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively. Interest expense was higher in the nine months ended September 30, 2021 due to a full period of expense related to the issuance of our 2025 Notes in May 2020 and the vehicle-related debt assumed from the acquisition of Flexdrive in February 2020.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Other income, net	$125,042	$7,474	1,573%	$130,388	$38,766	236%
Other income (expense), net increased $117.6 million, or 1,573%, and $91.6 million, or 236% in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively. The increase was primarily due to a pre-tax gain of $119.3 million as a result of the transaction with Woven Planet.

Non-GAAP Financial Measures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in millions, except for percentages)
Contribution(1)	$513.6	$248.8	106.4%	$1,302.7	$913.5	42.6%
Contribution Margin(1)	59.4%	49.8%		58.2%	50.9%
Adjusted EBITDA(1)	$67.3	$(239.7)	128.1%	$18.2	$(605.2)	103.0%
Adjusted EBITDA Margin(1)	7.8%	(48.0)%		0.8%	(33.7)%
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
•transaction costs related to certain legacy auto insurance liabilities, if any; and
•restructuring charges, if any.
For more information about cost of revenue, see the section titled “—Components of Results of Operations—Cost of Revenue.”
Contribution Margin is calculated by dividing Contribution for a period by revenue for the same period.
We record changes to historical liabilities for insurance required by regulatory agencies for financial reporting purposes in the quarter of positive or adverse development even though such development may be related to claims that occurred in prior periods. For example, if in the first quarter of a given year, the cost of claims grew by $1 million for claims related to the prior fiscal year or earlier, the expense would be recorded for GAAP purposes within the first quarter instead of in the results of the prior period. We believe these prior period changes to insurance liabilities do not illustrate the current period performance of our ongoing operations since these prior period changes relate to claims that could potentially date back years. We have limited ability to influence the ultimate development of historical claims. Accordingly, including the prior period changes would not illustrate the performance of our ongoing operations or how the business is run or managed by us. For consistency, we do not adjust the calculation of Contribution for any prior period based on any positive or adverse development that occurs subsequent to the quarter end. Annual Contribution is calculated by adding Contribution of the last four quarters. We believe the adjustment to exclude the changes to historical liabilities for insurance required by regulatory agencies from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results.

During the second quarter of 2021, we entered into a Quota Share Reinsurance Agreement for the reinsurance of legacy auto insurance liabilities between October 1, 2018 to October 1, 2020, based on the reserves in place as of March 31, 2021. During the first quarter of 2020, we entered into a Novation Agreement for the transfer of certain legacy auto insurance liabilities between October 1, 2015 and September 30, 2018. Refer to Note 5 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding these transactions. We believe the costs associated with these transactions related to certain legacy auto insurance liabilities do not illustrate the current period performance of our ongoing operations despite this transaction occurring in the current period because the impacted insurance liabilities relate to claims that date back years. We believe the adjustment to exclude these costs associated with transactions related to legacy insurance liabilities from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.
Losses ceded under the Reinsurance Agreement that exceed $346.5 million but are below the aggregate limit of $434.5 million may result in the recognition of a deferred gain liability. The deferred gain liability would be amortized and recognized as a benefit to the statement of operations over the settlement period of the ceded reserves. The settlement period of the ceded reserves will be based on the life-to-date cumulative losses collected and will likely extend over periods longer than a quarter. The amount of the deferral will be recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development for claims ceded under the Reinsurance Agreement in subsequent periods may result in significant losses to the statement of operations unless the deferred gain recognized in the same period does not offset said losses. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any adverse development and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Additionally, net amounts recognized for claims ceded under the Reinsurance Agreement would represent changes to historical liabilities for insurance required by regulatory agencies. As stated above, we believe prior period changes to insurance liabilities do not illustrate the current period performance of our ongoing operations or how the business is managed. This is because we have limited ability to influence the ultimate development of these historical claims, which can potentially date back years. Therefore, in the event that the net amount of any adverse developments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations in a subsequent period, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of changes to liabilities for insurance required by regulatory agencies attributable to historical periods. As of September 30, 2021, there have been no such net amounts related to claims ceded under the Reinsurance Agreement which have impacted our condensed consolidated statement of operations.
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
We calculate Adjusted EBITDA as net loss, adjusted for:
•interest expense;
•other income (expense), net;
•provision for (benefit from) income taxes;
•depreciation and amortization;
•stock-based compensation expense;
•payroll tax expense related to stock-based compensation;

•changes to the liabilities for insurance required by regulatory agencies attributable to historical periods;
•sublease income;
•costs related to acquisitions and divestitures, if any;
•transaction costs related to certain legacy auto insurance liability, if any; and
•restructuring charges, if any.
Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
During the third quarter of 2021, we entered into subleases for certain offices as part of the transaction with Woven Planet. Sublease income is included within other income on our condensed consolidated statement of operations, while the related lease expense is included within our operating expenses and loss from operations. Sublease income was immaterial prior to the third quarter of 2021. We believe the adjustment to include sublease income to Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance, including the benefits of recent transactions, by presenting sublease income as a contra-expense to the related lease charges within our operating expenses.
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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$864.4	$499.7	$2,238.4	$1,794.8
Less cost of revenue	(364.0)	(261.6)	(1,123.0)	(1,055.4)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	2.8	2.8	8.7	9.3
Stock-based compensation expense	10.2	7.0	28.8	21.2
Payroll tax expense related to stock-based compensation	0.2	0.2	1.6	1.2
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	—	0.7	128.0	76.4
Transaction costs related to certain legacy auto insurance liabilities(2)(3)	—	—	20.2	62.5
Restructuring charges(4)	—	—	—	3.5
Contribution	$513.6	$248.8	$1,302.7	$913.5
_______________
(1)$128.0 million of insurance expense recorded during the nine months ended September 30, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods. $0.7 million and $76.4 million of insurance expense recorded during the three and nine months ended September 30, 2020 reflects changes to reserves estimates of claims from the second quarter of 2020 and earlier periods.

(2)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the nine months ended September 30, 2021.
(3)In the first quarter of 2020, we transferred certain legacy auto insurance liabilities. The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the nine months ended September 30, 2020.
(4)Included in restructuring charges is $2.0 million of severance and other employee costs and $1.5 million of other restructuring charges. Restructuring-related charges for the stock-based compensation benefit of $4.2 million and payroll taxes related to stock-based compensation of $0.1 million are included on their respective line items.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(71.5)	$(459.5)	$(750.8)	$(1,294.7)
Adjusted for the following:
Interest expense(1)	13.4	13.1	39.3	21.8
Other income, net(2)	(125.0)	(7.5)	(130.4)	(38.8)
Provision for (benefit from) income taxes	6.6	1.1	9.3	(42.1)
Depreciation and amortization	37.0	41.7	106.1	121.7
Stock-based compensation expense	198.4	166.7	563.7	432.5
Payroll tax expense related to stock-based compensation	4.9	4.0	28.2	18.9
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(3)	—	0.7	128.0	76.4
Sublease income(4)	2.9	—	2.9	—
Costs related to acquisitions and divestitures(5)	0.6	—	1.5	0.4
Transaction costs related to certain legacy auto insurance liabilities(6)(7)	—	—	20.4	64.7
Restructuring charges(8)	—	—	—	34.0
Adjusted EBITDA	$67.3	$(239.7)	$18.2	$(605.2)
_______________
(1)Includes interest expense for Flexdrive vehicles and the 2025 Notes. $0.3 million and $0.9 million related to the interest component of vehicle-related finance leases in the three and nine months ended September 30, 2021, respectively. $0.6 million and $1.1 million was related to the interest component of vehicle-related finance leases in the three and nine months ended September 30, 2020, respectively. Refer to Note 7 “Leases” to the condensed consolidated financial statements for information regarding the interest component of vehicle-related finance leases.
(2)Includes a $119.3 million pre-tax gain from the transaction with Woven Planet in the third quarter of 2021 and interest income which was reported as a separate line item on the condensed consolidated statement of operations in periods prior to the second quarter of 2020.
(3)$128.0 million of insurance expense recorded during the nine months ended September 30, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods. $0.7 million and $76.4 million of insurance expense recorded during the three and nine months ended September 30, 2020 reflects changes to reserves estimates of claims from the second quarter of 2020 and earlier periods.
(4)Includes sublease income from subleases entered into as part of the transaction with Woven Planet in the third quarter of 2021. Sublease income prior to the third quarter of 2021 was immaterial. Refer to Note 4 "Divestitures" to the condensed consolidated financial statements for information regarding our transaction with Woven Planet for the divestiture of certain assets related to our self-driving vehicles division, Level 5,
(5)Includes third-party costs incurred related to our transaction with Woven Planet which closed on July 13, 2021.
(6)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the nine months ended September 30, 2021.
(7)In the first quarter of 2020, we transferred certain legacy auto insurance liabilities. The total impact of the transfer of certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the nine months ended September 30, 2020.
(8)Included in restructuring charges is $31.4 million of severance and other employee costs and $2.6 million related to lease termination and other restructuring costs. Restructuring-related charges for the stock-based compensation benefit of $49.8 million, payroll taxes related to stock-based compensation of $0.7 million and accelerated depreciation of $0.5 million are included on their respective line items.
Liquidity and Capital Resources
As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of approximately $728.4 million and short-term investments of approximately $1.7 billion, exclusive of restricted cash, cash equivalents and investments of $1.0 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of September 30, 2021 and December 31, 2020 were $898.4 million and $1.1 billion, respectively.
We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. While conditions have improved, these impacts are ongoing. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. We have adopted several measures in response to the COVID-19 pandemic including, but not limited to, establishing new health and safety requirements for ridesharing, and updating workplace policies. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including the transaction with Woven Planet completed on July 13, 2021 and headcount reductions in 2020. Refer to Note 4 "Divestitures" to the condensed consolidated financial statements for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5.
We cannot be certain that our actions will mitigate some or all of the continuing negative effects of the pandemic on our business. With $2.4 billion in unrestricted cash and cash equivalents and short-term investments as of September 30, 2021, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(75,502)	$(1,114,286)
Net cash provided by investing activities	572,732	555,008
Net cash provided by (used in) financing activities	(63,138)	536,021
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(141)	(286)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$433,951	$(23,543)

Operating Activities
Cash used in operating activities was $75.5 million for the nine months ended September 30, 2021. This consisted primarily of a net loss of $750.8 million and a $119.3 million pre-tax gain from the transaction with Woven Planet. This was offset by non-cash stock-based compensation expense of $563.7 million and depreciation and amortization expense of $106.1 million.
Cash used in operating activities was $1.1 billion for the nine months ended September 30, 2020. This consisted primarily of a net loss of $1.3 billion and a decrease in the insurance reserve of $455.8 million primarily related to the transfer of certain legacy auto insurance liabilities in the first quarter of 2020. This was offset by non-cash stock-based compensation expense of $432.5 million.
Investing Activities
Cash provided by investing activities was $572.7 million for the nine months ended September 30, 2021, which primarily consisted of proceeds from sales and maturities of marketable securities of $2.8 billion, maturities of term deposits of $607.5 million and proceeds of $122.7 million from the transaction with Woven Planet. This was partially offset by purchases of marketable securities of $2.5 billion and term deposits of $441.5 million.
Cash provided by investing activities was $555.0 million for the nine months ended September 30, 2020, which primarily consisted of proceeds from sales and maturities of marketable securities of $4.5 billion, partially offset by purchases of marketable securities of $3.4 billion and term deposits of $718.8 million.
Financing Activities
Cash used in financing activities was $63.1 million for the nine months ended September 30, 2021, which primarily consisted of our repayment of loans of $34.0 million, principal payments of finance lease obligations of $28.7 million and taxes paid related to net share settlement of equity awards of $21.9 million. This was partially offset by proceeds from the exercise of stock options and other common stock issuances of $21.4 million.
Cash provided by financing activities was $536.0 million for the nine months ended September 30, 2020, which primarily consisted of proceeds from issuance of our 2025 Notes of $734.1 million offset by the purchase of the Capped Calls for $132.7 million.
Contractual Obligations and Commitments
As of September 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant. As of September 30, 2021, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.4 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.0 billion. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this report.
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
•actual or perceived security or privacy breaches or incidents, as well as defects, errors or vulnerabilities in our technology and that of third-party providers;
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
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in travel as a result of COVID-19, including commuting, local travel, and business and leisure travel, have resulted in decreased demand for our platform which has decreased our revenues. We have also paused our shared rides offerings as a result of COVID-19. During certain periods in the past, these factors have led to a decrease in earning opportunities for drivers on our platform. We have begun to relaunch our shared rides offerings beginning in July 2021. While certain types of travel have begun to increase compared to earlier periods of the COVID-19 pandemic, overall levels remain depressed and changes in travel trends and behavior arising from COVID-19, including as a result of new strains of COVID-19, may continue to develop or persist over time and further contribute to this adverse effect.
•Changes in driver behavior during the COVID-19 pandemic have led to reduced levels of driver availability on our platform relative to rider demand in certain markets. This imbalance fluctuates for various reasons, and to the extent that driver availability is limited, our service levels have been and may be negatively impacted and we have increased prices or provided additional incentives and may need to continue to do so, which may adversely affect our business, financial condition and results of operation.
•The impacts of the COVID-19 pandemic on our business customers have caused a reduction in demand for our Lyft Business offerings and that reduction may persist or expand further in the future.
•The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having corporate employees in nearly all of our locations work remotely, limiting employee travel, and cancelling, postponing or holding virtual events and meetings. We may be required to or choose voluntarily to take additional actions for the health and safety of our workforce and users of our platform, including after the pandemic subsides and with respect to vaccination, whether in response to government orders or based on our own determinations of what is in the best interests of our employees or users of our platform. The effects of the pandemic, including permanent hybrid and remote working arrangements for employees, may also impact our real estate footprint, financial reporting systems and internal control over financial reporting and disclosure controls and may increase the risk of a cybersecurity breach or incident. To the extent these measures result in decreased productivity, harm our company culture, adversely affect our ability to timely and accurately report our financial statements or maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
•We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meet our standards is critical to our operations. We also design and contract to manufacture certain assets related to our network of shared bikes and scooters and we rely on a small number of suppliers for components and manufacturing services. We have faced challenges due to the COVID-19 pandemic related to these assets, such as delays in their manufacture and delivery and increased costs associated with manufacturing and shipping, and we may face additional challenges in future periods. These challenges may adversely affect our ability to deploy new bikes and scooters on our network or to implement new features on our network of shared bikes and scooters. These supply chain issues have and may continue to adversely affect our business, financial condition and results of operations.
•The impacts of COVID-19 have had and may continue to have an adverse impact on the demand for vehicles rented to drivers through our Express Drive program, and for the fleet rented to users through Lyft Rentals. Further, COVID-19 has and may continue to negatively impact Lyft’s ability to conduct rental operations through the Express Drive program and Lyft Rentals as a result of restrictions on travel, mandated closures, limited staffing availability, and other factors related to COVID-19. For example, in 2020, Lyft Rentals temporarily ceased operations, closing its rental locations, as a result of COVID-19. Further, while Express Drive rental periods renew on a weekly basis, new rental reservations were temporarily blocked in 2020, and subsequently re-opened with modified operations to limit the proximity and amount of interactions between associates and drivers, and to address additional cleaning which may be required as a result of COVID-19. These operations are more costly, and vulnerable to shortages of cleaning supplies or other materials required to operate rental sites while minimizing the risk of exposure to COVID-19. As a result of the adverse impact to demand for rides on the rideshare platform, drivers renting through the Express Drive program have had and may continue to have a diminished ability to pay their rental fees. In response, in 2020, Flexdrive temporarily reduced pricing for Flexdrive rentals in cities most affected by COVID-19, which has since been reversed. In 2020, Flexdrive also began to waive rental fees for drivers who are confirmed to have tested positive for COVID-19 or requested to quarantine by a medical professional, which it continues to do at this time. Further, Lyft Rentals and Flexdrive have faced significantly higher costs in transporting, repossessing, cleaning, and storing unrented and returned vehicles. These impacts to the demand for and operations of the different rental programs have and may continue to adversely affect our business, financial condition and results of operation.
•The COVID-19 pandemic may delay or prevent us, or our current or prospective partners and suppliers, from being able to test, develop or deploy autonomous vehicle-related technology, including through direct impacts of the COVID-19 virus on employee and contractor health; reduced consumer demand for autonomous vehicle travel resulting from an overall reduced demand for travel; shelter-in-place orders by local, state, or federal governments negatively impacting operations, including our ability to test autonomous vehicle-related technology; impacts to the supply chains of our current or prospective partners and suppliers; or economic impacts limiting our or our current or prospective partners’ or suppliers’ ability to expend resources on developing and deploying autonomous vehicle-related technology. These impacts to the development and deployment of autonomous vehicle-related technology may adversely affect our business, financial condition and results of operations.
•In response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. As the severity, magnitude and duration of the COVID-19 pandemic, the public health responses, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. As the United States reopens, the recovery of the economy and our business have fluctuated and varied by geography. Further, the ultimate impact of the COVID-19 pandemic on our users, customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response thereto on local or regional economies, travel, and economic activity; the speed and efficacy of vaccine distribution; the availability of government funding programs; evolving laws and regulations regarding COVID-19, including those related to disclosure and notification; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; the duration of the pandemic; the extent of any virus mutations or new strains of COVID-19; and the pace of recovery when the COVID-19 pandemic subsides.
•In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for fires. The impact of climate change may increase these risks. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, COVID-19 has led to certain business disruptions as described in our other risk factors, including travel bans and restrictions, and shelter in place orders that have resulted in declines in demand for our services, as well as adverse effects on drivers and riders on our platform, our suppliers and the economy, all of which have had and may continue to have an adverse effect on our business, financial condition and results of operations. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

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
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. In recent periods, we have also reevaluated and changed our cost structure and focused our business model. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
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
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $71.5 million and $459.5 million in the three months ended September 30, 2021 and 2020, respectively. Although we have achieved Adjusted EBITDA profitability in each of the last two quarters, we can provide no assurances that we will achieve or maintain Adjusted EBITDA profitability in the future, on a quarterly or annual basis, or that we will ever achieve profitability on a GAAP basis. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California including providing drivers in California with new earnings opportunities and protections, including contributions towards healthcare coverage, occupational accident insurance and minimum guaranteed earnings, and we have incurred and expect to continue to incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, Flexdrive, Lyft Rentals and Lyft Auto Care. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, Mobile Services, Lyft Auto Care, and through our Express Drive vehicle rental program. These offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards may continue to be a significant expense in future periods, and as of September 30, 2021, we have $720.7 million of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.8 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Our main ridesharing competitors in the United States and Canada include Uber and Via. Our main competitors in the bike and scooter sharing market include Lime and Bird. Our main competitors in the consumer vehicle rental market include Enterprise, Hertz and Avis Budget Group as well as emerging car-share marketplaces. We also compete with certain non-ridesharing transportation network companies and taxi cab and livery companies as well as traditional automotive manufacturers.
Additionally, there are other non-U.S.-based TaaS network companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada, such as BMW, which has an ongoing presence in the transportation network market in Europe. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Apple, Aurora, Baidu, and General Motors (Cruise) as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, particularly after the COVID-19 pandemic, if at all. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings. We cannot be certain whether the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or the willingness of riders to use shared bikes or scooters. In addition, we paused our shared rides offerings, and we were temporarily restricted from operating our bike share and scooter share programs in one jurisdiction due to public health and safety measures implemented in response to the COVID-19 pandemic and subsequently temporarily suspended rentals of scooters due to concerns with certain aspects of the program. Although the scooter rental suspension was lifted in February 2021 and we have begun to relaunch our shared rides offerings beginning in July 2021, in the event of a resurgence of COVID-19, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of shared bikes and scooters, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers, or to increase utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the pandemic, we have periodically had a shortage of available drivers relative to rider demand in certain markets particularly where restrictions on social activities and visiting business venues were or have been eased. This imbalance fluctuates for various reasons, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue may be negatively impacted. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. Our competitors may attempt to compete for drivers on the basis of these earning opportunities, or drivers may determine that such earning opportunities are not sufficient. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Notwithstanding the passage of Proposition 22, we are subject to ongoing litigation seeking to reclassify drivers as employees in multiple jurisdictions. This includes a lawsuit seeking to overturn Proposition 22 in California, where a lower-court judge issued an order on August 20, 2021 finding that Proposition 22 is unenforceable (which order is now on appeal with Proposition 22 remaining in effect during the appeal). If we are unsuccessful in such litigation in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.

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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and bikes and scooters rentals during the winter months, which may harm our ability to attract and retain riders during such period. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. Further, government and private business actions in response to the COVID-19 pandemic, such as travel bans, travel restrictions, shelter-in-place orders, increased reliance on work-from-home rather than working in offices, and people and businesses electing to move away from more densely populated cities, have decreased and may continue to decrease utilization of our platform by riders including longer term. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters and Lyft Rentals vehicles, our business, financial condition and results of operations could be adversely affected.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of September 30, 2021 and December 31, 2020 were $898.4 million and $1.1 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-

party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any operations-related claims that we make.
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
•actual or perceived disruptions of or defects in our platform, such as privacy or data security breaches or incidents, site outages, payment disruptions or other incidents that impact the reliability of our offerings;
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
We rely on third-party background check providers to screen the records of potential and existing drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards. Our business has and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks because of court closures or other government shutdowns related to the COVID-19 pandemic, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
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
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in May 2019 the San Francisco Municipal Transportation Agency (“SFMTA”) opened a public permit application process for bike share operators in violation of our exclusive right to operate a bike share program in San Francisco’s public rights-of-way. In June 2019, we filed an action for injunctive and declaratory relief through one of our subsidiaries to protect its negotiated right to exclusivity for a bike share program and, in July 2019, the court granted a preliminary injunction preventing the SFMTA from issuing any permits in violation of those exclusive rights. While we entered into a settlement agreement with SFMTA in January 2021 pursuant to which we settled this litigation and SFMTA agreed not to issue permits to other bike share operators in violation of our exclusive rights, other jurisdictions in which we currently hold, or may in the future hold, exclusive rights to operate could follow suit in issuing permits in violation of such exclusive rights or in making a determination that we do not hold exclusive rights to operate. In New York City, a competing operator named Joco attempted to launch a bike share program in violation of Citi Bike’s exclusivity, arguing that New York City could not regulate Joco because Joco’s stations were in private garages. The city successfully obtained a preliminary injunction against Joco, with our support. A negative determination in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. For example, the City of Miami suspended rentals of bikes and scooters from March through October 2020 as a result of the COVID-19 pandemic and again suspended rentals of scooters from December 2020 through February 2021 due to concerns with certain aspects of the program. While we do not expect any denial or suspension in an individual region to have a material impact, these denials or suspensions in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of shared bikes and scooters, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
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
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises, such as the COVID-19 pandemic, governmental or regulatory changes and other factors beyond our control have and could continue to affect our suppliers’ ability to deliver products on a timely basis. For example, as a result of the COVID-19 pandemic, some of our suppliers have been delayed in delivering products and we have experienced supply chain interruptions, which has adversely affected our business and has resulted in our later than anticipated deployment of products to the market in some cases.
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
Our bikes and scooters or components thereof, including bikes and scooters and components that we design and contract to manufacture using third-party suppliers, may experience quality problems, product issues or acts of vandalism or theft from time to time, which could result in decreased usage of our network of shared bikes and scooters or loss of our bikes or scooters. There can be no assurance we will be able to detect and fix all product issues, vandalism or theft of our bikes and scooters. Failure to do so could result in lost revenue, litigation or regulatory challenges, including personal injury or products liability claims, and harm to our reputation.
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
We partner with several companies to develop autonomous vehicle technology and offerings, including, at times, the development of jointly-owned intellectual property. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and our partners may decide to terminate or scale back their partnerships with us. In addition, the COVID-19 pandemic did, and may in the future, adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology. Following the sale of our Level 5 self-driving vehicle division, we no longer develop our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platforms, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our efforts to optimize our strategy with regard to our autonomous vehicle technology development are not successful, our business, financial condition and results of operations could be adversely affected.
The autonomous vehicle industry may not continue to develop, or autonomous vehicles may not be adopted by the market, which could adversely affect our prospects, business, financial condition and results of operations.
We have invested, and plan to continue to invest, in the development of autonomous vehicle-related technology for use on our platform. Autonomous driving involves a complex set of technologies, including the continued development of sensing, computing and control technology. We have relied both on our own research and development and on strategic partnerships with third-party developers of such technologies, as such technologies are costly and in varying stages of maturity. There is no assurance that this research and development or these partnerships will result in the development of market-viable technologies or commercial success in a timely manner or at all and as a result of the sale of our Level 5 self-driving vehicle division, we are more reliant on partnerships for this development. In order to gain acceptance, the reliability of autonomous vehicle technology must continue to advance.
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
As we expand our network of shared bikes and scooters, we are subject to an increasing number of claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our bikes and scooters, including potential indemnification claims. In some cases, we could be required to indemnify governmental entities for claims arising out of issues, including issues that may be outside of our control, such as the condition of the public right of way. Any such claims arising from the use of our bikes and scooters, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our bikes and scooters. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacturers, including certain assets and components we design and have manufactured for us, could contain design or manufacturing product issues, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all product issues, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Our bikes and scooters have experienced quality problems from time to time, which has resulted or may result in product recalls and removal from service, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition and results of operations.
We design, contract to design and manufacture, and directly and indirectly modify, maintain and repair, bikes and scooters for our network of shared bikes and scooters. Such bikes and scooters have in the past, and, in the future, may contain product issues related to their design, materials or construction, may be improperly maintained or repaired or may be subject to vandalism. These product issues, improper maintenance or repair or vandalism have in the past unexpectedly interfered, and could in the future unexpectedly interfere, with the intended operations of the bikes or scooters, and have resulted, and could in the future result, in other safety concerns, including alleged injuries to riders or third parties. Although we, our contract manufacturers, and our third-party service providers test our bikes and scooters before they are deployed onto our network, there can be no assurance we will be able to detect or prevent all product issues.
Failure to detect, prevent, fix or timely report product issues and vandalism, or to properly maintain or repair our bikes and scooters has resulted or may result in a variety of consequences including product recalls and removal from service, service interruptions, injuries, litigation, enforcement actions, including fines or penalties, and regulatory proceedings. The occurrence of real or perceived quality problems or material product issues in our current or future bikes and scooters could result in negative publicity, service interruptions, regulatory proceedings, enforcement actions or lawsuits filed against us, particularly if riders or third parties are injured. Even if injuries to riders or third parties are not the result of any product issues in, vandalism of, or the failure to properly maintain or repair our bikes or scooters, we may incur expenses to defend or settle any claims or respond to regulatory inquiries, and our brand and reputation may be harmed. Any of the foregoing risks could also result in decreased usage of our network of shared bikes and scooters and adversely affect our business, brand, financial conditions and results of operations.
Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate or growth in demand for our offerings may slow over time.
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, should not be considered indicative of our future performance. In 2020, our revenue was $2.4 billion as compared to $3.6 billion in 2019, representing a 35% decrease. The decline in 2020 was due to decreased demand for our ridesharing platform in light of the COVID-19 pandemic, and while we have experienced revenue growth in 2021 as compared to 2020, we have not yet achieved the revenue we achieved prior to the pandemic and we expect that our revenue and financial performance in future quarters may continue to be adversely impacted due to the ongoing effects of the pandemic. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As our business recovers from the effects of COVID-19 and we endeavor to return to pre-COVID financial performance, our revenue growth rates will fluctuate due to a number of reasons, which may include long-term impacts of the COVID-19 pandemic on our business, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Since 2012 and prior to the COVID-19 pandemic, we generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future following the recovery of the world economy from the pandemic. This growth placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. The number of our full-time employees increased from 2,708 as of December 31, 2017, to 4,369 as of September 30, 2021. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Any actual or perceived security or privacy breach or incident could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition and results of operations.
Our business involves the collection, storage, processing and transmission of our users’ personal data and other sensitive data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business, including intellectual property, and similar information we receive from third parties. An increasing number of organizations, including large online and off-line merchants and businesses, other large Internet companies, financial institutions and government institutions, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities we maintain or use in our business through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing rider names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce our employees, partners or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches or incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.
Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches or incidents, these security measures cannot guarantee total security or prevent incidents from impacting our platform. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches or incidents, including ransomware or other malware that may result in interruptions to our operations or unavailability of our platform, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties, having employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees (including increased use of video conferencing), our exposure to cyberattacks or security breaches and incidents may increase. Further, employee and service provider error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting access to personal information we store, in the past there have been allegations regarding violations of these policies and we may be subject to these types of allegations in the future. Our third-party service providers also face similar security risks. We and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or other sources of security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches and incidents. In particular, our service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and other attacks, and our third-party service providers’ systems and networks may be, or may have been, breached or contain exploitable vulnerabilities or bugs that could result in a breach of or disruption to our or their systems or networks.
Any actual or perceived privacy or security breach or incident could interrupt our operations, result in our platform being unavailable or otherwise disrupted, result in loss, alteration, unavailability or improper use or disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in regulatory investigations and other proceedings, private claims, demands, litigation and other proceedings, loss of our ability to accept credit or debit card payments, increased card processing fees, and other significant legal, regulatory and financial exposure and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. Any actual or perceived privacy or security breach or incident impacting any entities with which we share or disclose data (including, for example, our third-party technology providers, third party autonomous vehicle providers, or other parties with whom we have agreed to share our data under licensing or other commercial arrangements) could have similar effects. In addition, any actual or perceived privacy or security breach or incident impacting any autonomous vehicles, whether through our platform or our competitors’, could result in legal, regulatory and financial exposure and lead to loss of rider confidence in our platform, which could significantly undermine our business strategy. Further, any cyberattacks directed toward, or privacy or security breaches or incidents impacting, our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.
We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we continue to implement systems and processes designed to prevent and otherwise address security breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to respond to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the breach or incident and its root cause.
Additionally, defending against claims or litigation based on any actual or perceived privacy or security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
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
Our Express Drive program, Lyft Rentals program, and potential future fleet businesses expose us to certain risks, including with respect to decreases in the residual value related to the used car market values, or reductions in the utilization of vehicles in the fleets.
For the Lyft Rentals consumer car rental business and, through our independently managed subsidiary Flexdrive, for vehicles rented to drivers through our Express Drive program, a portion of the fleet is sourced from a range of auto manufacturers. In addition, we have established environmental programs, such as our commitment to 100% electric vehicles (EVs) on our platform by the end of 2030, that may limit the range of auto manufacturers or vehicles that we source from or purchase. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to sell cars to us on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, we may be unable to obtain a sufficient number of vehicles to operate our Express

Drive or Lyft Rentals businesses without significantly increasing fleet costs or reducing volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact rider demand, the demand for or our ability to rent vehicles in Lyft Rentals or the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleets. Reduced utilization has increased and could continue to increase costs of maintaining the fleets or storing or moving unused vehicles.
The costs of the fleet vehicles may also be adversely impacted by the relative strength of the used car market. We currently sell vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. It may be difficult to estimate the residual value of vehicles used in ridesharing, such as those rented to drivers through our Express Drive program. Further, market events, such as the COVID-19 pandemic, have affected the demand for or pricing in the used vehicle market. For example, as a result of the COVID-19 pandemic, operators of large fleets, such as rental companies, are reportedly seeking to place large volumes of vehicles into the resale market, which have driven down the price and corresponding residual value of used vehicles. A reduction in residual values for vehicles in the Flexdrive or Lyft Rentals fleets could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate. If we are unable to obtain and maintain the fleet of vehicles cost-efficiently or if we are unable to accurately forecast the residual values of vehicles in the fleets, our business, financial condition and results of operations could be adversely affected.
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
Nearly all rider payments and driver payouts are made by credit card, debit card or through third-party payment services, which subjects us to certain payment network or service provider operating rules, to certain regulations and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional operating rules, regulations and risks. We may be also subject to a number of other laws and regulations relating to the payments we accept from riders, including with respect to money laundering, money transfers, privacy, data protection and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to riders. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.
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
For various payment options, we are required to pay fees such as interchange and processing fees that are imposed by payment processors, payment networks and financial institutions. These fees are subject to increases, which could adversely affect our business, financial condition, and results of operations. Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks and which include, among other obligations, requirements to comply with security standards. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow, and if we fail or are alleged to fail to comply with applicable rules or requirements of payment card networks, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the users on our platform violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
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
We are in the process of developing and assessing the feasibility of a business-to-business delivery service platform. This offering, which began in April 2020, currently allows businesses to send goods from one location to another. Drivers are provided the opportunity to opt-in to receive delivery requests and are currently paid based on a delivery-specific pay structure. Delivery is not currently available in all markets and therefore not all drivers have the opportunity to receive delivery requests at this time. We face a number of challenges that may affect the ultimate success of this offering, including:
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
In light of the COVID-19 pandemic, we suspended Shared and Shared Saver Rides on our platform. While we believe these suspensions were in the best interests of drivers and riders on our platform, these suspensions have adversely affected our business and results of operations. We have begun to relaunch our shared rides offerings beginning in July 2021, and to the extent we continue to suspend these offerings during the COVID-19 pandemic, or demand for these offerings is adversely affected following the end of these suspensions, our business, financial condition and results of operations could be adversely affected.
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
•shelter-in-place orders in certain jurisdictions where we operate that have required many of our employees to work remotely, as well as permanent return to work arrangements and workplace strategies;
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
Moreover, we are subject to a number of laws and regulations specifically governing the Internet and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover taxation, privacy and data protection, information security, pricing, copyrights, distribution, mobile and other communications, advertising practices, consumer protections, the provision of online payment services, unencumbered Internet access to our offerings and the characteristics and quality of online offerings, among other things. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand a loss in business and proceedings or actions against us by governmental entities or others, which could adversely impact our results of operations.
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
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” which refers to the frequent release of our software code, sometimes multiple times per day. This practice increases the risk that errors and vulnerabilities are present in the software code underlying our platform. The third-party software that we incorporate into our platform may also be subject to errors or vulnerability. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity, a loss of users or loss of revenue and access or other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or incident. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects or vulnerabilities could adversely affect our business, financial condition and results of operations as well as negatively impact our reputation or brand.
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
•complying with varying laws and regulatory standards, including with respect to privacy, data protection, cybersecurity, tax, trade compliance, and local regulatory restrictions and disclosure requirements;
•complying with the United States Foreign Corrupt Practices Act and similar laws in other jurisdictions;
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
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, recalls, auto maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

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
Our industry is relatively nascent and is rapidly evolving and increasingly regulated. We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on or attempted to ban ridesharing and bike and scooter sharing. For example, in December 2018, the New York City Taxi & Limousine Commission adopted rules governing minimum driver earnings calculations and utilization rates applicable to our ridesharing platform, as well as certain other ridesharing platforms. Our legal challenge was unsuccessful and other cities are exploring similar legislation. The City of Seattle adopted the Transportation Network Company Driver Minimum Compensation Ordinance effective January 1, 2021, which sets minimum driver earnings calculations for our rideshare platform as well as other rideshare platforms. The City of Portland is also exploring driver earnings legislation. Other jurisdictions in which we currently operate or may want to operate could follow suit. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 8. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Further, earlier this year, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourself vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
Our industry has also been subject to attempts to steal intellectual property, particularly regarding autonomous vehicle technology, including by foreign actors. We, along with others in our industry, have been the target of attempted thefts of our intellectual property and may be subject to such attempts in the future. Although we take measures to protect our property, if we are unable to prevent the theft of our intellectual property or its exploitation, the value of our investments may be undermined and our business, financial condition and results of operations may be negatively impacted.
Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business.
We receive, transmit and store a large volume of personally identifiable information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which becomes operative on January 1, 2023. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA will require new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. The effects of this legislation potentially are far-reaching, however, and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. Additionally, other states have considered or have enacted legislation similar to the CCPA and CPRA. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. These new and modified state laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. Changes in the law or regulatory landscape could limit or prohibit activities in this regard. Further, the collection and storage of data in connection with the use of our Concierge and Lyft Pass for Healthcare offerings by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Contracted healthcare entities including healthcare providers, health plans, and transportation brokers using our Concierge or Lyft Pass for Healthcare offerings are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare entities. Compliance obligations under HIPAA include privacy, security and breach notification obligations, and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1.5 million for “willful neglect” violations and the possibility of civil litigation.
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
Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other driver or rider data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing drivers and riders from using our platform or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection or information security, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.
We are regularly subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition and results of operations.
We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings such as autonomous vehicle technology, Driver Centers and Mobile Services, Lyft Auto Care, our network of shared bikes and scooters and deliveries, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, the expanded work-from-home practices of our employees in response to COVID-19 and permanent work-from-home and hybrid work arrangements, new offerings on our platform or from strategic transactions, including acquisitions and divestitures. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
We have expended and intend to expend substantial funds to satisfy tax withholding and remittance obligations in connection with the settlement of RSUs. Since the initial settlement date for the RSUs that vested upon the effectiveness of our registration statement on Form S-1 related to our initial public offering, or our IPO Registration Statement, we have withheld shares, or provided for sales of shares on behalf of the holder to cover taxes upon vesting (“sell-to-cover”), and remitted tax withholding amounts on behalf of holders of RSUs at the applicable statutory rates. During the quarter ended September 30, 2021, we expended a total of approximately $6.1 million to satisfy tax withholding and remittance obligations in connection with the settlement of such RSUs. Sell-to-cover transactions will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our stock price to fluctuate.
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
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings, including potential new offerings. In May 2020, we issued $747.5 million in aggregate principal amount of our 2025 Notes and, from time to time, we may seek additional equity or debt financing, including by the issuance of securities. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 2025 Notes, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 9 "Debt" to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of September 30, 2021, we had $712.0 million of indebtedness for borrowed money outstanding.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 21.59% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 12.73% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of September 30, 2021 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of September 30, 2021.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements, as amended and restated as of July 26, 2021.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	November 4, 2021	By:	/s/ Logan Green
Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Brian Roberts
Chief Financial Officer (Principal Financial Officer)