Form 10-K
period 2021-12-31
Lyft, Inc.
filed 2022-02-28
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2021, the last business day of its most recently completed second fiscal quarter, was $19.6 billion based on the closing sales price of the Registrant’s Class A common stock on that date.
On February 22, 2022, the Registrant had 339,954,714 shares of Class A common stock and 8,602,629 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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
•our expectations regarding new and evolving markets and our efforts to address these markets, including Lyft Autonomous, Light Vehicles, Driver Centers and Lyft Mobile Services, Flexdrive, Express Drive, and Lyft Rentals;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth and business operations, including our prior plan of termination;
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
We believe that the world is at the beginning of a shift away from car ownership to Transportation-as-a-Service (“TaaS”). Lyft is at the forefront of this massive societal change. Our ridesharing marketplace connects drivers with riders via the Lyft mobile application (the “Lyft App”) in cities across the United States and in select cities in Canada. We believe that our ridesharing marketplace allows riders to use their cars less and offers a viable alternative to car ownership while providing drivers using our platform the freedom and independence to choose when, where, how long and on what platforms they work. As this evolution continues, we believe there is a massive opportunity for us to improve the lives of riders by connecting them to more affordable and convenient transportation options.
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
Notwithstanding the impact of COVID-19, we are continuing to invest in the future, both organically and through acquisitions of complementary businesses. We also continue to invest in the expansion of our network of Light Vehicles and Lyft Autonomous, which focuses on the deployment and scaling of third-party self-driving technology on the Lyft network. Our strategy is to always be at the forefront of transportation innovation, and we believe that through these investments, we will continue to be well positioned as a leader in TaaS. Even as we invest in the business, we also remain focused on finding ways to operate more efficiently.
To advance our mission, we aim to build the defining brand of our generation and to advocate through our commitment to social and environmental responsibility. We believe that our brand represents freedom at your fingertips: freedom from the stresses of car ownership and freedom to do and see more. Through our LyftUp initiative, we’re working to make sure people have access to affordable, reliable transportation to get where they need to go - no matter their income or zip code. We are also proud to be leaders in the fight against climate change. We’ve made the commitment to reach 100% electric vehicles (“EVs”) on the Lyft network by the end of 2030. We believe many users are loyal to Lyft because of our values, brand and commitment to social and environmental responsibility.
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

Impact of COVID-19 to our Business
The ongoing COVID-19 pandemic continues to impact communities in the United States, Canada and globally. Since the pandemic began in March 2020, governments and private businesses - at the recommendation of public health officials - have enacted precautions to mitigate the spread of the virus, including travel restrictions and social distancing measures in many regions of the United States and Canada, and many enterprises have instituted and maintained work from home programs and limited the number of employees on site. Beginning in the middle of March 2020, the pandemic and these related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. Our business continues to be impacted by the COVID-19 pandemic.
Although we have seen some signs of demand improving, particularly compared to the demand levels at the start of the pandemic, demand levels continue to be affected by the impact of variants and changes in case counts. The exact timing and pace of the recovery remain uncertain. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning COVID-19 variants and the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or recover from its impact, among other things. For example, an increase in cases due to variants of the virus has caused many businesses to delay employees returning to the office, which in turn reduces levels of demand. Even as travel restrictions and shelter-in-place orders are modified or lifted, we anticipate that continued social distancing, altered consumer behavior, reduced travel and commuting, and expected corporate cost cutting will be significant challenges for us. The strength and duration of these challenges cannot be presently estimated.
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
Light Vehicles
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
•Light Vehicles. We have a network of shared bikes and scooters (“Light Vehicles”) in a number of cities to address the needs of users who are looking for options that are more active, usually lower-priced, and often more efficient for short trips during heavy traffic. These modes can also help supplement the first-mile and last-mile of a multimodal trip with public transit.
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
•Lyft Autonomous. We have a number of strategic partnerships that offer access to autonomous vehicles. Our Open Platform partnership with Motional (formerly Aptiv) has enabled the commercial deployment of a fleet of autonomous vehicles on our platform in Las Vegas. In July 2021, we completed a multi-element transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to our self-driving vehicle division, Level 5, as well as commercial agreements for the utilization of Lyft rideshare and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet is developing. In December 2021, we launched an autonomous rideshare service in Miami with Ford and Argo AI, delivering on a shared commitment to deploy Ford’s autonomous vehicles, powered by the Argo Self-Driving System, on our ridesharing network.
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
Drivers
The drivers on our platform are active members of their communities. They are parents, students, business owners, retirees and everything in between. We work hard to serve the community of drivers on our platform, empowering them to be their own bosses and providing them the opportunity to focus their time on what matters most. Key benefits to drivers on our platform include:
•Flexibility. We offer drivers the flexibility to generate income on their own schedule, so they can best prioritize what is important in their lives.
•Technology. Our predictive technology around ride volume and demand enables us to share key information with drivers about when and where to drive to maximize their earnings on a real-time basis.
•Insurance. We procure insurance that helps protect transportation network company (“TNC”) drivers against financial losses related to automobile accidents while on the platform.
•Community Standards. To help us uphold high community standards, we give both drivers and riders the opportunity to rate each other after a ride booked through the Lyft App.
•Support. Our Driver Hubs and certain field locations in major cities serve as gathering places and offer in-person support and a personal connection to Lyft employees. In addition, drivers have access to 24/7 support and earnings tools as well as education resources and other support to meet their personal goals.
Riders
Riders are as diverse and dynamic as the communities we serve. They represent all adult age groups and backgrounds and use Lyft to commute to and from work, explore their cities, spend more time at local businesses and stay out longer knowing they can get a reliable ride home. Unless otherwise stated, riders are passengers who request rides from drivers in our ridesharing marketplace and renters of a shared bike, scooter or automobile. We work hard to provide riders with a quality experience every time they open the Lyft App, in order to earn the right to have Lyft be their transportation network of choice. Key benefits to riders on our platform include:

•Selection and Convenience. We designed the Lyft App with a focus on simplicity, efficiency and convenience. Our proprietary technology efficiently matches riders with drivers through advanced dispatching algorithms providing faster arrival times, localized pricing and maximum availability. Additional modes, such as Light Vehicles, offer riders more options for shorter trips. The more rides that are taken on our platform, the better we are able to offer riders personalized experiences most suitable to the trip being planned.
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
Business
Lyft is evolving how businesses large and small take care of their people’s transportation needs across sectors including corporate, healthcare, auto, education and government. Our comprehensive set of solutions allows clients to design, manage and pay for ground transportation programs that contribute to productivity and satisfaction while reducing cost, improving transparency and streamlining operations.
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
We have a commercial agreement with Amazon Web Services (“AWS”) for cloud services to help deliver and host our platform. As a result of our partnership, we believe we are more resilient to surges in demand on our platform or product changes we may introduce. Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after January 31, 2026, and only after complying with certain advance notice requirements. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. Under this agreement, we committed to spend an aggregate of at least $300 million between January 2019 and June 2022 on AWS services, with a minimum amount of $80 million in each of the three years. In February 2022, we amended the agreement and committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum of $80 million in each of the four years. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference. We pay AWS monthly, and we may pay more than the minimum purchase commitment to AWS based on usage.
We designed our platform with multiple layers of redundancy to guard against data loss and deliver high availability. Both incremental and full backups are performed and redundant copies of content are stored independently in separate geographic regions. We are also investing in iterating and continuously improving our data privacy and security foundation, and continually review and implement the most relevant policies.
Our Proprietary Data-Driven Technology Platform
Our robust technology platform powers the millions of rides and connections that we facilitate every day and provides insights that drive our platform in real-time. We leverage historical data to continuously improve experiences for drivers and riders on our platform. Our platform analyzes large datasets covering the ride lifecycle, from when drivers go online and riders request rides, to when they match, which route to take and any feedback given after the rides. Utilizing machine learning capabilities to predict future behavior based on many years of historical data and use cases, we employ various levers to balance supply and demand in the marketplace, creating increased driver earnings while maintaining strong service levels for riders. We also leverage our data science and algorithms to inform our product development.
Our Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions and offerings are larger contributors to our success in the marketplace.

We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in ridesharing, autonomous vehicle-related technology, telecommunications, networking and other technologies relevant to our business. As of December 31, 2021, we held 343 issued U.S. patents and had 310 U.S. patent applications pending. We also held 70 issued patents in foreign jurisdictions and had 143 applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Our Growth Strategy
Transportation represents a massive market opportunity, one that we are in the very early stages of addressing. Our key growth strategies include our plans to:
•Increase Rider Use Cases. We are continuously working to make Lyft the transportation network of choice across an expanding range of use cases. We offer products to simplify travel decision-making, for example with our Lyft Pink subscription plan, Lyft Pass commuter programs, first-mile and last-mile services and university safe rides programs. We also provide centralized tools and enterprise transportation solutions, such as our Concierge offering, that enable organizations to manage the transportation needs of customers, employees and other constituents.
•Grow Active Riders. We see opportunities to continue to recoup and grow our rider base amid the continuing COVID-19 pandemic. We may make incremental investments in our brand and in growth marketing to maintain and drive increasing consumer preference for Lyft. We may also offer discounts for first-time riders to try Lyft or provide incentives to existing riders to encourage increased ride frequency. We plan to continue to add density to our ridesharing marketplace by attracting and retaining more drivers on our network to deliver the best possible service levels. Additionally, we will continue to evaluate ways to expand our network coverage beyond the geographies and markets we currently serve. We also believe we are a beneficiary of demographic shifts, such as the growing percentage of the U.S. population that is accustomed to on-demand services and has digital-first preferences.
•Grow Our Share of Consumers’ Transportation Spend. Lyft’s transportation network is designed to address a wide range of mobility needs. The Lyft network spans rideshare, car rentals, bikes, scooters, transit and vehicle services. By integrating the fragmented transportation ecosystem, we are well positioned to deliver the best holistic experience to all of our riders and to capture significantly more of our market opportunity.
•Deliver Increasing Value to Drivers. We strive to provide drivers that use Lyft with the best possible experience, including access to the best economic opportunities. For example, through our Express Drive program, drivers can get access to rental cars they can use for ridesharing. We’ve also been investing in our Driver Centers, Mobile Services and related partnerships that offer drivers affordable and convenient vehicle maintenance services. By making the driver experience better and better, we can retain and attract more drivers to Lyft’s network.
•Invest in our Marketplace Technology. Our investments in our proprietary technology allow us to deliver a convenient and high-quality experience to drivers and riders. Our investments in mapping, routing, payments, in-app navigation, matching technologies and data science are key to making our network more efficient and seamless to use.
•Thoughtfully Pursue M&A and Strategic Partnerships. In November 2018, we acquired Bikeshare Holdings LLC (“Motivate”), the largest bike sharing platform in the United States at the time and in February 2020, we acquired Flexdrive, LLC (“Flexdrive”), one of our longstanding Express Drive partners. We will continue to selectively consider acquisitions that contribute to the growth of our current business, help us expand into adjacent markets or add new capabilities to our network. We believe drivers and riders will continue to benefit from a broad partner ecosystem that builds on our existing loyalty and reward programs. We have also built strong relationships with transportation suppliers, state and local governments, and technology solutions providers and we intend to continue to pursue partnerships that contribute to our growth.
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
Additionally, there are other non-U.S.-based TaaS network companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada, such as BMW, which has an ongoing presence in the transportation network market in Europe. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Apple, Aurora, Baidu and General Motors (Cruise) as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
We believe we can compete favorably. However, many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases and significantly greater resources for the development of their offerings. For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Operational Factors—We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.”
Seasonality
The revenue we generate from our business may fluctuate from quarter to quarter due to seasonal factors including the weather and certain holidays. We expect the demand for our transportation network may decline over the winter season and the demand for our network of Light Vehicles may increase during more temperate and dry seasons. Our business is also subject to risks related to COVID-19. In particular, travel bans and mobility restrictions have weighed on demand. Although we have seen some signs of demand improving as COVID-19 conditions have improved, particularly compared to the start of the pandemic, the exact timing and pace of the recovery remain uncertain. We are unable to predict when and to what extent these public health and safety measures may be eased, how riders will respond to the easing of such measures, as well as whether additional measures may need to be implemented in the future, any of which may continue to result in decreased demand notwithstanding usual seasonality.
Our Brand and Marketing
We believe good energy moves the world. The Lyft brand is rooted in our hospitality principles: safety, simplicity, reliability, care, and delight. Our marketing efforts bring our brand to life across a variety of communication channels ranging from national broadcast campaigns to more direct communications like email and social media engagement. We also benefit from positive word of mouth in the existing Lyft rider community
Our marketing efforts educate people about Lyft products in creative and memorable ways and generate greater brand awareness among potential drivers and riders. Our brand marketing includes but is not limited to Lyft-produced content, culture and entertainment partnerships, marketing partnerships, sponsored local events, and outdoor advertisements.
We use specific channels and initiatives so we can measure the impact of our marketing spend. We attract new drivers and riders through referrals, partnerships, display advertising, radio, video, social media, email, search engine optimization, keyword search campaigns, and more. We continue to engage with current riders through a variety of initiatives, including emails, in-app notifications, social media content, promotions, and more.
Our Commitment to Safety
A strong guiding principle since day one has been to build a community that drivers and riders trust. Trust is the foundation of our relationship with drivers and riders on our platform, and we take significant measures every day that are focused on their safety.
To ensure we are delivering exceptional service levels and upholding high quality standards, we have established our Safety and Customer Care, or SCC (formerly known as Customer Experience and Trust), team as a key part of our organization. With over 300 employees as of December 31, 2021, SCC is in charge of fielding safety and customer support inquiries and is available through multiple channels, including via self-service and assisted support directly within our apps. Our SCC team focuses on driving results based on experience-based metrics including First Contact Resolution, which is the number of support tickets resolved during first contact with a driver or rider, and Net Promoter Score. SCC aims to eliminate bad customer experiences, quickly resolve problems when they occur and maintain trust with drivers and riders. This dedication led our customer support to be recently named number one in Newsweek’s 2021 America’s Best Customer Service rankings for the Taxi and Ridesharing category.

Some measures we take to promote the safety of riders and drivers on the platform include:
•Annual background checks. Every driver is required to pass a professionally administered background check before they drive and each year after that.
•Ongoing criminal monitoring. Continuous criminal monitoring allows us to quickly deactivate drivers with disqualifying criminal convictions. We also check driving records throughout the year to promptly identify and remove disqualified drivers from the platform as soon as a violation is detected.
•Mandatory safety education. Drivers must complete a safety program developed with RAINN, the largest anti-sexual violence organization in North America. These programs can vary by state and cover topics such as how to create a safe and comfortable ride, appropriate conversation topics, respecting personal boundaries, and recognizing and reporting sexual assault and sexual misconduct.
•Emergency help, supported by ADT. If a rider or driver feels uncomfortable or needs emergency assistance at any point, they are able to quickly connect with an ADT security professional.
•Hidden contact information and ride history. The Lyft App hides contact information for both the rider and driver before, during and after the ride. While riders and drivers are able to call or text one another through the app, personal information, including real user phone numbers, are not revealed. Drivers are also not able to see a rider’s drop-off location, whether it’s a specific address or a cross-street, after the ride is complete.
•Two-way ratings and mandatory feedback. At the end of each trip, drivers and riders are prompted to rate their ride on the scale of one to five stars. Any rider or driver who submits a rating of four stars or fewer is prompted to provide more details. Anyone who rates a rider or driver three stars or fewer will never be matched with that individual again through the app.
In 2021, we published our Community Safety Report, which is available on our website and details the frequency of some of the most serious safety incidents that are reported to us, which are statistically very rare. From 2017 to 2019, over 99% of trips occurred without any reported safety incident, which accounted for 0.0002% of all trips in this period. However, while safety incidents on our platform are incredibly rare, we recognize that behind every report is a real person and real experience, and our goal is to make each Lyft ride as safe as we possibly can.
Government Regulation
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, auto maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
The TNC industry has also come under increasing scrutiny from non-profit organizations, regulators, and legislators for its environmental impact, specifically increasing greenhouse gas (GHG) emissions. In 2018, California passed first-of-its-kind legislation (the “California Clean Miles Standard and Incentive Program”) to mandate that TNCs reduce their GHG emissions on a GHG per passenger-mile basis, with additional requirements that TNCs increase the percentage of zero-emission vehicles on their platforms. Policymakers recently proposed analogous legislation in Washington and Oregon. Other states are actively observing the California Clean Miles Standard and Incentive Program as well.
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
Human Capital
Our employees are our human capital and they are our greatest strength and most valuable resource. As of December 31, 2021, we had 4,453 employees in approximately 119 offices and additional locations, including Driver Hubs, Driver Centers, and Service Desks. Approximately 40% of our employees work in our product management, engineering, design and science organizations. Our employees are passionate about our mission to improve people’s lives with the world’s best transportation.
We believe that achieving more diversity in workforce representation is an important priority. We are a company with a diverse customer base, and the more our employees reflect that diversity, the better we can serve our customers, ultimately making our business stronger. As of December 31, 2021, our employee base was 59% male and 39% female, and women represented 37% of our leadership overall. The ethnicity of our U.S. employees was 44% White, 30% Asian, 11% Hispanic or Latinx, 8% Black, and 5% two or more races, American Indian, Alaska Native, Native Hawaiian or other Pacific Islander. Our employee gender and ethnicity information is based on self-identification, and employees who did not disclose their gender or ethnicity have been excluded from the applicable disclosure. As of December 31, 2021, employees who did not disclose gender represented approximately 2% of total employees, and employees who did not disclose ethnicity represented approximately 2% of total U.S. employees.
We strive to build a more representative workforce which requires an intentional and comprehensive effort to reach and recruit outstanding candidates, develop talent internally, and open up pathways for advancement. We launched initiatives such as requiring all director level and above roles to consider at least one woman and one Black or Latinx candidate at the onsite interview stage. We are continuing to focus on scaling and sustaining diverse partnerships and early candidate pipeline development as we believe recruiting and hiring initiatives can yield short and long-term benefits to the organization.
One of the most powerful examples of Lyft’s devotion to inclusivity is our ongoing commitment to pay fairness. We conducted an annual pay equity audit for our fifth consecutive year to assess for any systemic issues in our compensation. We worked with third party experts to conduct statistical tests on a majority of U.S. based team members’ annual salary, equity awards, and total compensation at hire. The goal was to identify whether any statistically significant pay differences existed between different demographic (gender and race) groups in the same band, level and job family. Where our analysis identified differences, we investigated, including looking at factors not accounted for in the statistical models we used. In 2021, we did not find patterns of statistically significant pay differences for different gender or racial groups after accounting for legitimate business factors like performance, experience, and location.
Given continued uncertainty and as we recognize our remote work policy must be broadened, we have given many employees the option to work from home.
None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
In December 2020, we released our 2020 Inclusion, Diversity and Racial Equity Report, which is available on our website. We have presented this report since 2017 and intend to continue to present this report to make available certain information about our diversity and inclusion efforts.
Environmental, Social and Corporate Governance
In May 2021, we released our 2021 Environmental, Social, and Corporate Governance Report, which is available on our website. We began publishing this report in 2020 and intend to continue to prepare this report annually to make available key information about our work toward environmental, social, and economic issues.
Environmental
Lyft was founded on the belief that technology will enable us to dramatically reduce carbon emissions from the transportation system. Our vision is to rebuild cities around people by offering seamless access through the Lyft App to on-demand rides, public transit, and car rentals as well as lower-carbon micromobility modes. As another step in the shift from personal car ownership, we’ve also launched Lyft Pink, our premier membership program, which offers discounted pricing for rideshare, bikes, and scooters, in addition to perks for car rentals.
We launched our national Resilient Streets Initiative in September 2020 and offered a vision for how cities can safely and efficiently move the greatest number of people as economic, educational and social activities resume in our cities. The initiative reimagined what a “resilient street corridor” might look like in cities where Lyft operates micromobility services. It also investigated the impact of street design on key metrics around vehicle miles traveled, socioeconomic demographics and GHG emissions.

Because we stand at a pivotal moment in the fight against climate change, Lyft made the commitment to reach 100% EVs on the Lyft Platform by the end of 2030. By working with drivers to transition to EVs, we have the potential to avoid tens of millions of metric tons of GHG emissions to the atmosphere and to reduce gasoline consumption by more than a billion gallons over the next decade. This is in line with the Clean Miles Standard and Incentive Program which was approved by the California Air Resources Board in May 2021 and sets the target that ninety percent of rideshare miles in California must be in EVs by the end of 2030. The shift to 100% EVs will mean transitioning all vehicles used on the Lyft platform over the next decade to all-electric or other zero-emission technologies. This includes cars in Express Drive, Lyft Rentals, Lyft Autonomous, and personal cars used by drivers on the Lyft platform. Switching to EVs is not just good for the planet; it’s good for people – riders, drivers, and the communities they serve.
Social
We approach working with our partners, cities and municipalities in a collaborative manner and seek to establish mutually beneficial relationships based on trust, respect and a common objective of improving people’s lives by improving transportation. Through our LyftUp initiative, we’re working to enable access to affordable, reliable transportation for all — no matter income or zip code. We built LyftUp to account for those still left behind. LyftUp aims to bridge some of the most serious outstanding transportation gaps. Through our LyftUp programs, we partner with leading organizations, including government agencies and nonprofits, to provide access to free and discounted car, bike and scooter rides to individuals and families in need. LyftUp programs included:
•Jobs Access - provides rides to and from job interviews, job trainings and/or the first few weeks of a new job;
•Grocery Access - provides rides to and from the grocery store for families living in certain areas without sufficient grocery store access;
•Community Grants Program - awards ride credits to hyperlocal nonprofit organizations across the country making a difference in their communities;
•Micromobility Access - provides deeply discounted bikeshare and scooter-share memberships for eligible applicants who qualify for federal, state or local assistance programs;
•Universal Vaccine Access Campaign - mobilizes a coalition of partners to provide rides to and from COVID-19 vaccination sites for low-income, underinsured and at-risk communities;
•Disaster Response - provides rides to access vital services both leading up to and in the wake of disasters and other local emergencies when roads are safe to do so; and
•Voting Access - provides rides to the polls during Federal elections, with a focus on supporting individuals who traditionally face barriers to voting, such as seniors, veterans and communities of color.
In response to the passage of Texas Senate Bill 8 (“SB8”) which raised concerns that drivers could be sued simply for transporting passengers, Lyft created a Driver Legal Defense Fund to cover 100% of legal fees for drivers sued under SB8 while driving on our platform. We also donated $1 million to Planned Parenthood to help ensure that transportation is never a barrier to healthcare access. Drivers using Lyft are never responsible for monitoring where their riders go or why. Similarly, riders should never have to justify or share where they are going or why.
Corporate Governance
Our board of directors regularly evaluates our corporate governance structure and processes to help steer the company's direction and ensure it is operating with the utmost business integrity. More information about our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders.
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
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (investor.lyft.com), our Twitter accounts (@lyft, @Lyft_Comms, @johnzimmer and @logangreen) and our blogs (including: lyft.com/blog, lyft.com/hub and eng.lyft.com) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. The contents of our websites and corporate reports mentioned herein are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or the contents of our websites are intended to be inactive textual references only.

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
•general macroeconomic conditions;
Operational factors
•our limited operating history;
•our financial performance and any inability to achieve or maintain profitability in the future;
•competition in our industries;
•the unpredictability of our results of operations;
•uncertainty regarding the growth of the ridesharing and other markets;
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
•changes to our pricing practices;
•the growth and development of our network of Light Vehicles and the quality of our Light Vehicles;
•our ability to manage our growth;
•actual or perceived security or privacy breaches or incidents, as well as defects, errors or vulnerabilities in our technology and that of third-party providers or system failures and resulting interruptions in our availability or the availability of other systems and providers;
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
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in travel as a result of COVID-19, including commuting, local travel, and business and leisure travel, have resulted in decreased demand for our platform which has decreased our revenues. These factors have in the past and may continue to lead to a decrease in earning opportunities for drivers on our platform. We paused our shared rides offerings as a result of COVID-19, but relaunched our shared rides offerings in select markets beginning in July 2021. While certain types of travel have begun to increase compared to earlier periods of the COVID-19 pandemic, overall levels remain depressed and changes in travel trends and behavior arising from COVID-19, including as a result of new strains of COVID-19, may continue to develop or persist over time and further contribute to this adverse effect.
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
•The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by permitting corporate employees in nearly all of our locations to work remotely, limiting employee travel, and canceling, postponing or holding virtual events and meetings. We may be required to or choose voluntarily to take additional actions for the health and safety of our workforce and users of our platform, including after the pandemic subsides and with respect to vaccination, whether in response to government orders or based on our own determinations of what is in the best interests of our employees or users of our platform. The effects of the pandemic, including permanent hybrid and remote working arrangements for employees, may also impact our real estate footprint, financial reporting systems and internal control over financial reporting and disclosure controls and may increase the risk of a cybersecurity breach or incident. To the extent these measures result in decreased productivity, harm our company culture, adversely affect our ability to timely and accurately report our financial statements or maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
•We design and contract to manufacture Light Vehicles using a limited number of external suppliers, and a continuous, stable and cost-effective supply of Light Vehicles that meet our standards is critical to our operations. We also design and contract to manufacture certain assets related to our network of shared Light Vehicles and we rely on a small number of suppliers for components and manufacturing services. We have faced challenges due to the COVID-19 pandemic related to these assets, such as delays in their manufacture and delivery and increased costs associated with manufacturing and shipping, and we may face additional challenges in future periods. These challenges may adversely affect our ability to deploy new Light Vehicles on our network or to implement new features on our network of Light Vehicles. These supply chain issues have and may continue to adversely affect our business, financial condition and results of operations.
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
•The COVID-19 pandemic may delay or prevent us, or our current or prospective partners and suppliers, from being able to test, develop or deploy autonomous vehicle-related technology, including through direct impacts of the COVID-19 virus on employee and contractor health; reduced consumer demand for autonomous vehicle travel resulting from an overall reduced demand for travel; shelter-in-place orders by local, state or federal governments negatively impacting operations, including our ability to test autonomous vehicle-related technology; impacts to the supply chains of our current or prospective partners and suppliers; or economic impacts limiting our or our current or prospective partners’ or suppliers’ ability to expend resources on developing and deploying autonomous vehicle-related technology. These impacts to the development and deployment of autonomous vehicle-related technology may adversely affect our business, financial condition and results of operations.
•In response to the effects of the COVID-19 pandemic on our business, we have had to take certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may have adversely affect employee morale, our culture and our ability to attract and retain employees. As the severity, magnitude and duration of the COVID-19 pandemic, the public health responses, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. As the pandemic continues, the recovery of the economy and our business have fluctuated and varied by geography. Further, the ultimate impact of the COVID-19 pandemic on our users, customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response thereto on local or regional economies, travel and economic activity; the speed and efficacy of vaccine distribution; the availability of government funding programs; evolving laws and regulations regarding COVID-19, including those related to disclosure, notification and pricing; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; the duration of the pandemic; the extent of any virus mutations or new strains of COVID-19; and the pace of recovery when the COVID-19 pandemic subsides.
•In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for fires. The impact of climate change may increase these risks. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, we have offices and employees in Belarus and Ukraine that are expected to be adversely affected by the current conflict in the region. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.

Our business and results of operations are also subject to global economic conditions, including any resulting effect on spending by us or riders. A deterioration of general macroeconomic conditions, including slower growth or recession, inflation, changes to fuel and other energy costs or vehicle costs, or decreases in consumer spending power or confidence may harm our results of operations. Economic weakness or uncertainty, and constrained consumer spending have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to make decisions about future investments. In addition, economic instability or uncertainty, and other events beyond our control, such as the COVID-19 pandemic, have, and may continue to, put pressure on economic conditions, which has led and could lead, to reduced demand for services on our platform or greater operating expenses. For example, inflation has broadly impacted the auto service industry, which has increased our insurance costs. If general economic conditions deteriorate in the United States or in other markets where we operate, discretionary spending may decline and demand for ridesharing may be reduced. An economic downturn resulting in a prolonged recessionary period may have a further adverse effect on our revenue.

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
•plan for and manage capital expenditures for our current and future offerings, including our network of Light Vehicles or certain vehicles in the Express Drive program and the fleet of vehicles for Lyft Rentals, and manage our supply chain and supplier relationships related to our current and future offerings;
•develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of Light Vehicles, Driver Hubs, Driver Centers, Mobile Services, Lyft Auto Care, certain vehicles in the Express Drive program, vehicles for Lyft Rentals and autonomous vehicle technology;
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
Our financial performance in recent periods may not be indicative of future performance, and we may not be able to achieve or maintain profitability in the future.
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly and we have since recovered partially, but our revenue remains below pre-COVID levels and the timeline for a full recovery is uncertain. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, should not be considered indicative of our future performance. Further, although we have achieved Adjusted EBITDA profitability in each of the last three quarters, we have incurred net losses each year since our inception and we can provide no assurances that we will achieve or maintain Adjusted EBITDA profitability in the future, on a quarterly or annual basis, or that we will ever achieve profitability on a GAAP basis.

Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California including providing drivers in California with new earnings opportunities and protections, including contributions towards healthcare coverage, occupational accident insurance and minimum guaranteed earnings, and we have incurred and expect to continue to incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles, Flexdrive, Lyft Rentals and Lyft Auto Care. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, Mobile Services, Lyft Auto Care, and through our Express Drive vehicle rental program. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards may continue to be a significant expense in future periods, and as of December 31, 2021, we had $587.5 million of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.7 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
As our business recovers from the effects of COVID-19 and we endeavor to return to pre-COVID financial performance, our revenue growth rates and results of operations will fluctuate due to a number of reasons, which may include long-term impacts of the COVID-19 pandemic on our business, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
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
Our main ridesharing competitors in the United States and Canada include Uber and Via. Our main competitors in bike and scooter sharing include Lime and Bird. Our main competitors in consumer vehicle rentals include Enterprise, Hertz and Avis Budget Group as well as emerging car-share marketplaces. We also compete with certain non-ridesharing transportation network companies and taxi cab and livery companies as well as traditional automotive manufacturers.
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada, such as BMW, which has an ongoing presence in the transportation network market in Europe. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Apple, Aurora, Baidu and General Motors (Cruise) as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
Certain of our competitors and potential competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or Light Vehicles, or they may have other financial, technical or resource advantages. These factors may allow our competitors or potential competitors to derive greater revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs or respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings.
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
•our ability to develop, manufacture, source, deploy, maintain and ensure utilization of our assets, including our network of Light Vehicles, Driver Hubs, Driver Centers, Mobile Services, Lyft Auto Care, certain vehicles in the Express Drive program, vehicles for Lyft Rentals and autonomous vehicle technology, including the success of any strategic options we may consider with regard to our assets;
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
The ridesharing market and the market for our other offerings, such as our network of Light Vehicles, are still in relatively early stages of growth and development and if such markets do not continue to grow, grow more slowly than we expect or fail to grow as large or otherwise develop as we expect, our business, financial condition and results of operations could be adversely affected.
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, particularly after the COVID-19 pandemic, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings. We cannot be certain whether the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or the willingness of riders to use shared bikes or scooters. In addition, we paused our shared rides offerings (though we relaunched our shared rides offerings in select markets beginning in July 2021), and we were temporarily restricted from operating our bike share and scooter share programs in one jurisdiction due to public health and safety measures implemented in response to the COVID-19 pandemic and subsequently temporarily suspended rentals of scooters due to concerns with certain aspects of the program. Although the scooter rental suspension was lifted in February 2021, in the event of a resurgence of COVID-19, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers, or to increase utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the pandemic, we have periodically had a shortage of available drivers relative to rider demand in certain markets particularly where restrictions on social activities and visiting business venues were or have been eased. This imbalance fluctuates for various reasons, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue may be negatively impacted. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. Our competitors may attempt to compete for drivers on the basis of these earning opportunities, or drivers may determine that such earning opportunities are not sufficient. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Notwithstanding the passage of Proposition 22, ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions. This includes a lawsuit seeking to overturn Proposition 22 in California, where a lower-court judge issued an order on August 20, 2021 finding that Proposition 22 is unenforceable (which order is now on appeal with Proposition 22 remaining in effect during the appeal). If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. Further, the COVID-19 pandemic has decreased and may continue to affect utilization of our platform by riders, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles and Lyft Rentals vehicles, our business, financial condition and results of operations could be adversely affected.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of December 31, 2021 and December 31, 2020 were $1.0 billion and $1.1 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any operations-related claims that we make.
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
The amount of one or more auto-related claims or operations-related claims has exceeded and could continue to exceed our applicable aggregate coverage limits, for which we have borne and could continue to bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many types of claims, coverages and for a variety of commercial risks and are likely to do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced to manage pricing pressure. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, (v) the number of claims and average claim cost under our deductibles or self-insured retentions differs from historic averages or (vi) an insurance policy is cancelled or non-renewed.
Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuary firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as the COVID-19 pandemic. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. Additionally, we have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our financial condition and results of operations. For example, the adverse development to insurance reserves we experienced in the fourth quarter of 2021 was largely attributable to historical auto losses that are associated with accident liabilities between 2018 and 2020.
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
We believe that building a strong reputation and brand as a safe, reliable and affordable platform and continuing to increase the strength of the network effects among the drivers and riders on our platform are critical to our ability to attract and retain qualified drivers and riders. The successful development of our reputation, brand and network effects will depend on a number of factors, many of which are outside our control. Negative perception of our platform or company may harm our reputation, brand and networks effects, including as a result of:
•complaints or negative publicity about us, drivers on our platform, riders, our product offerings, pricing or our policies and guidelines, including our practices and policies with respect to drivers, or the ridesharing industry, even if factually incorrect or based on isolated incidents;
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
•concerns by riders or drivers about the safety of ridesharing and our platform;
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
•a failure to detect a defect in our Lyft Autonomous technology or our Light Vehicles;
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
•accidents, defects or other negative incidents involving autonomous vehicles or Light Vehicles on our platform;
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
We rely on third-party background check providers to screen potential and existing drivers, and if such providers fail to provide accurate information, or if providers are unable to complete background checks because of data access restrictions, court closures or other unforeseen government shutdown, or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on third-party background check providers to screen the records of potential and existing drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards. Our business has been and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks because of data access restrictions, court closures or other government shutdowns related to the COVID-19 pandemic, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
We are also subject to a number of laws and regulations applicable to background checks for potential and existing drivers on our platform. If we or drivers on our platform fail to comply with applicable laws, rules and legislation, our reputation, business, financial condition and results of operations could be adversely affected.
Any negative publicity related to any of our third-party background check providers, including publicity related to safety incidents or data security breaches or incidences, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Changes to our pricing could adversely affect our ability to attract or retain qualified drivers and riders.
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing related to the COVID-19 pandemic and otherwise have imposed limits on prices for certain services and certain local regulations regarding minimum earnings standards for drivers have caused us to revise our pricing methodology in certain markets, including New York City and Seattle. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in negative public perception and harm to our reputation.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The passage of Proposition 22 in California has enabled us to provide additional earning opportunities to drivers in California, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates and fee structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles, Driver Hubs, Driver Centers and Mobile Services, Lyft Auto Care, Express Drive program and Lyft Rentals, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently grow and further develop our network of Light Vehicles, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in 2021, in New York City, a competing operator named Joco attempted to launch a bike share program in violation of Citi Bike’s exclusivity, arguing that New York City could not regulate Joco because Joco’s stations were in private garages. The City successfully obtained a preliminary injunction against Joco, with our support. However, Joco continues to operate in a limited manner and it is possible Lyft may need to further support the City in additional legal action against Joco. A negative determination in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. For example, the City of Miami suspended rentals of bikes and scooters from March through October 2020 as a result of the COVID-19 pandemic and again suspended rentals of scooters from December 2020 through February 2021 and for a brief period in November 2021 due to concerns with certain aspects of the program. While we do not expect any denial or suspension in an individual region to have a material impact, these denials or suspensions in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of Light Vehicles, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meets our standards is critical to our operations. We expect to continue to rely on external suppliers in the future. There can be no assurance we will be able to maintain our existing relationships with these suppliers and continue to be able to source our bikes and scooters on a stable basis, at a reasonable price or at all. We also design and contract to manufacture certain assets related to our network of Light Vehicles and we rely on a small number of suppliers for components and manufacturing services.
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises, such as the COVID-19 pandemic, governmental or regulatory changes and other factors beyond our control have affected and could continue to affect our suppliers’ ability to deliver products and our ability to deploy products to the market on a timely basis.
We incur significant costs related to the design, purchase, sourcing and operations of our network of Light Vehicles and we expect to continue incurring such costs as we expand our network of Light Vehicles. The prices and availability of bikes and scooters and related products may fluctuate depending on factors beyond our control including market and economic conditions, tariffs, changes to import or export regulations and demand. Substantial increases in prices of these assets or the cost of our operations would increase our costs and reduce our margins, which could adversely affect our business, financial condition and results of operations. Further, customs authorities may challenge or disagree with our classification, valuation or country of origin determinations of our imports. Such challenges could result in tariff liabilities, including tariffs on past imports, as well as penalties and interest. Although we have reserved for potential payments of possible tariff liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.
Our bikes and scooters or components thereof, including bikes and scooters and components that we design and contract to manufacture using third-party suppliers, have experienced and may in the future experience quality problems, product issues or acts of vandalism or theft from time to time, which could result in decreased usage of our network of Light Vehicles or loss of our bikes or scooters. There can be no assurance we will be able to detect and fix all product issues, vandalism or theft of our Light Vehicles. Failure to do so could result in lost revenue, litigation or regulatory challenges, including personal injury or products liability claims, and harm to our reputation.
The revenue we generate from our network of Light Vehicles may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of Light Vehicles, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently develop, enable, or implement partnerships with other companies to offer autonomous vehicle technologies on our platforms in a timely manner, our business, financial condition and results of operations could be adversely affected.
We partner with several companies to develop autonomous vehicle technology and offerings. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and our partners may decide to terminate or scale back their partnerships with us. In addition, the COVID-19 pandemic did, and may in the future, adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology. Following the sale of our Level 5 self-driving vehicle division, we no longer develop our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platforms, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our efforts to optimize our strategy with regard to our autonomous vehicle technology development are not successful, our business, financial condition and results of operations could be adversely affected.
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
As we expand our network of Light Vehicles, we are subject to an increasing number of claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our Light Vehicles, including potential indemnification claims. In some cases, we could be required to indemnify governmental entities for claims arising out of issues, including issues that may be outside of our control, such as the condition of the public right of way. Any such claims arising from the use of our Light Vehicles, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our Light Vehicles. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacturers, including certain assets and components we design and have manufactured for us, have in the past contained and could in the future contain design or manufacturing product issues, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all product issues, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Our bikes and scooters have experienced product issues from time to time, which has in the past resulted in, and, in the future may result in, product recalls and removal from service, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition and results of operations.
We design, contract to design and manufacture, and directly and indirectly modify, maintain and repair, bikes and scooters for our network of Light Vehicles. Such bikes and scooters have in the past contained, and, in the future may contain, product issues related to their design, materials or construction, may be improperly maintained or repaired or may be subject to vandalism. These product issues, improper maintenance or repair or vandalism have in the past unexpectedly interfered, and could in the future unexpectedly interfere, with the intended operations of the bikes or scooters, and have resulted, and could in the future result, in other safety concerns, including alleged injuries to riders or third parties. Although we, our contract manufacturers, and our third-party service providers test our bikes and scooters before they are deployed onto our network, there can be no assurance we will be able to detect or prevent all product issues.
Failure to detect, prevent, fix or timely report real or perceived product issues and vandalism, or to properly maintain or repair our bikes and scooters has resulted or may result in a variety of consequences including product recalls and removal from service, service interruptions, alleged injuries, litigation, enforcement actions, including fines or penalties, regulatory proceedings, and negative publicity. Even if injuries to riders or third parties are not the result of any product issues in, vandalism of, or the failure to properly maintain or repair our bikes or scooters, we may incur expenses to defend or settle any claims or respond to regulatory inquiries, and our brand and reputation may be harmed. Any of the foregoing risks could also result in decreased usage of our network of Light Vehicles and adversely affect our business, brand, financial conditions and results of operations.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Since 2012 and prior to the COVID-19 pandemic, we generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future following the recovery of the world economy from the pandemic. This growth placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. The number of our full-time employees increased from 2,708 as of December 31, 2017, to 4,453 as of December 31, 2021. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
We currently host our platform and support our operations using Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.
Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after January 31, 2026, and only after complying with certain advance notice requirements. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short term loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
On February 1, 2022 we entered into an addendum to our commercial agreement with AWS, pursuant to which we committed to spend an aggregate of at least $350 million between February 2022 and January 2026 on AWS services, with a minimum amount of $80 million in each of the four years. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference, which could adversely affect our financial condition and results of operations.
We rely on third-party and affiliate vehicle rental partners for our Express Drive program and Lyft Rentals program, as well as third-party vehicle supply, fleet management and finance partners to support our Express Drive program and Lyft Rentals program, and if we cannot manage our relationships with such parties and other risks related to our Express Drive and Lyft Rentals program, our business, financial condition and results of operations could be adversely affected.
We rely on third-party and affiliate vehicle rental partners as well as third-party vehicle supply, fleet management and finance partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners or third-party vehicle supply, fleet management and finance partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, the availability of vehicles for drivers in certain markets could be adversely impacted, and we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, in the event that vehicle manufacturers issue recalls that affect the usage or the supply of vehicles or automotive parts is interrupted, including as a result of public health crises, such as the COVID-19 pandemic, affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. For example, in September 2019, GM issued a recall affecting the 2018 Chevy Malibu, which affected a moderate portion of the fleet provided by Lyft’s rental partners. In addition, in May 2020, Hertz filed for bankruptcy protection, which affected their ability to meet the requirements of our Express Drive program. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. If Flexdrive, Lyft’s independently managed subsidiary, is unable to manage costs of operating Flexdrive’s fleet and potential shortfalls between such costs and the rental fees collected from drivers, Lyft and Flexdrive may update the pricing methodologies related to Flexdrive’s offering in

Lyft’s Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers.
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
For the Lyft Rentals consumer car rental business and, through our independently managed subsidiary, Flexdrive, for vehicles rented to drivers through our Express Drive program, a portion of the fleet is sourced from a range of auto manufacturers. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may limit the range of auto manufacturers or vehicles that we source from or purchase. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to sell cars to us on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, we may be unable to obtain a sufficient number of vehicles to operate our Express Drive or Lyft Rentals businesses without significantly increasing fleet costs or reducing volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact rider demand, the demand for or our ability to rent vehicles in Lyft Rentals or the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleets. Reduced utilization has increased and could continue to increase costs of maintaining the fleets or storing or moving unused vehicles.
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
Nearly all rider payments and driver payouts are made by credit card, debit card or through third-party payment services, which subjects us to certain payment network or service provider operating rules, to certain regulations and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional operating rules, regulations and risks. We may also be subject to a number of other laws and regulations relating to the payments we accept from riders, including with respect to money laundering, money transfers, privacy, data protection and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to riders. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.
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
Our success depends in part on our relationships with other third-party service providers. For example, we rely on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by drivers and riders on our platform. Further, from time to time, we enter into strategic commercial partnerships in connection with the development of new technology, the growth of our qualified driver base, the provision of new or enhanced offerings for users on our platform and our expansion into new markets. If any of our partners terminates its relationship with us, or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
We incorporate technology from third parties into our platform, products, and services. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform or products containing that technology or provide services using that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.
If we are not able to successfully develop new offerings on our platform and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. For example, in April 2020, we began piloting a delivery service platform in response to the COVID-19 pandemic. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.

Developing and launching new offerings or enhancements to the existing offerings on our platform involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future drivers and riders, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand and the number of drivers using our platform), our dependence on strategic commercial partnerships, and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant up-front capital investments and such investments may not generate return on investment. Further, from time to time we may reevaluate, discontinue and/or reduce these investments and decide to discontinue one or more offerings. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.
If we are unable to successfully manage the complexities associated with our expanding multimodal platform, our business, financial condition and results of operations could be adversely affected.
Our expansion into bike and scooter sharing, other modes of transportation, auto repair and collision services, vehicle rental programs and delivery services has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, we face the risk that our network of Light Vehicles, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. Additionally, from time to time we may reevaluate our offerings on our multimodal platform and decide to discontinue an offering or certain features. Such actions may negatively impact revenue in the short term and may not provide the benefits we expect in the long term. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
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
•we may be unable to attract and retain drivers for this offering, drivers currently using our platform may not opt-in to drive for this offering, or this offering may divert drivers from our rideshare platform, which may create shortages of driver supply;
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
Promoting awareness of our offerings is important to our ability to grow our business and to attract new qualified drivers and new riders and can be costly. We believe that much of the growth in our rider base and the number of drivers on our platform is attributable to our paid marketing initiatives. Our marketing efforts include referrals, affiliate programs, free or discount trials, partnerships, display advertising, television, billboards, radio, video, content, direct mail, social media, email, hiring and classified advertisement websites, mobile “push” communications, search engine optimization and keyword search campaigns. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
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
With the adoption of our up-front pricing methodology, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers either as the difference between an amount paid by a rider, which is generally based on an up-front quoted fare, and the amount earned by a driver based on the actual time and distance for the trip or as a fixed percentage of the fare charged to the rider, in each case, less any applicable driver bonuses or incentives and any pass-through amounts paid to drivers and third parties. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to pay a driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our up-front prices, our ability to compete effectively in these locations could be adversely affected. If we are unable to effectively manage our up-front pricing methodology in conjunction with our existing and future pricing and incentive programs, our business, financial condition and results of operations could be adversely affected.
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
Defects, errors or vulnerabilities in our applications, backend systems or other technology systems and those of third-party technology providers, or system failures and resulting interruptions in our availability or the availability of other systems and providers, could harm our reputation and brand and adversely impact our business, financial condition and results of operations.
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
Further, our systems, or those of third parties upon which we rely, may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware or other events. Our systems also may be subject to break-ins, sabotage, theft and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
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
Our platform and offerings contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform and offerings.
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
Although we have processes for using open source software to avoid subjecting our platform and offerings to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform and offerings. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
In 2017, we launched our offerings in Canada and we may continue to expand our international offerings. In addition, we have several international offices that support our business. We also transact internationally to source and manufacture bikes and scooters and may increase our business in international regions in the future. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
•complying with varying laws and regulatory standards, including with respect to privacy, data protection, cybersecurity, tax, trade compliance and local regulatory restrictions and disclosure requirements;
•ineffective legal protection of our intellectual property rights in certain countries or theft or unauthorized use or publication of our intellectual property and other confidential business information;
•obtaining any required government approvals, licenses or other authorizations;
•varying levels of Internet and mobile technology adoption and infrastructure;

•currency exchange restrictions or costs and exchange rate fluctuations;
•political, economic, or social instability, which has caused disruptions in certain of our office locations, including in Belarus and Ukraine;
•tax policies, treaties or laws that could have an unfavorable business impact; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
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
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, auto maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 9. Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourself vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in several putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorney General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in California, Oregon, Wisconsin, Illinois, New York, and New Jersey. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain an increasingly high public profile and the number of competitors in our market increases and as we continue to develop new technologies and intellectual property, the possibility of intellectual property rights claims against us grows based on the following: increase in public profile, increases in the number of competitors in our markets, our continued development of new technologies, new products and services, and new IP, as well as potential international expansion. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have initiated licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or intellectual property, and as we grow, we will continue to develop intellectual property that is important for our existing or future business. We rely on a combination of patents, copyrights, trademarks, service marks, trade dress, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective, and may vary by jurisdiction. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology, reverse engineer our data and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. The laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States and effective intellectual property protections may not be available or may be limited in foreign countries. Our domestic and international intellectual property protection and enforcement strategy is influenced by many considerations including costs, where we have business operations, where we might have business operations in the future, legal protections available in a specific jurisdiction, and/or other strategic considerations. As such, we do not have identical or analogous intellectual property protection in all jurisdictions, which could risk freedom to operate in certain jurisdictions if we were to expand. As we expand our international activities, our exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase. We may need to expend additional resources to protect, enforce or defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international operations. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Competitors and other third parties may also attempt to reverse engineer our data which would compromise our trade secrets and other rights. We also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings such as autonomous vehicle technology, Driver Centers and Mobile Services, Lyft Auto Care, our network of Light Vehicles and deliveries, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business, commercial, and government partners and current and former directors and officers.
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
The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the TCPA restricts certain telemarketing and the use of certain automated SMS text messages without proper consent. This has resulted and may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability and our business, financial condition and results of operations could be adversely affected.

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
The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to businesses like ours and to drivers is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to drivers’ businesses.
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
We are subject to indirect taxes, such as payroll, sales, use, value-added, and goods and services taxes in the United States and various foreign jurisdictions, and we may face indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities have raised and may continue to raise questions about or challenge or disagree with our calculation, reporting, or collection of taxes, and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and interest. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past transactions, as well as penalties and interest, and could discourage drivers and riders from utilizing our offerings or could otherwise harm our business, financial condition, and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.
Additionally, one or more states, localities or other taxing jurisdictions may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. After the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have enacted laws that would require tax reporting, collection or tax remittance on items sold online. Requiring tax reporting or collection could decrease driver or rider activity, which would harm our business. New legislation may require us or drivers to incur substantial costs in order to comply, including costs associated with tax calculation, collection and remittance and audit requirements, which could make our offerings less attractive and could adversely affect our business, financial condition and results of operations.
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
We have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, and requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change policies such as California’s Clean Miles Standard and Incentive Program, which imposes greenhouse gas and EV requirements on our industry, and failure to meet the future requirements could have adverse impacts on our costs and ability to operate in California, as well as public goodwill towards our company. We advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators, and any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of transportation network companies’ unique needs could challenge our ability to progress toward our 100% EV commitment. Furthermore, these EV programs are asset-intensive and require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. We may also enter into arrangements with third parties for financing, leasing or otherwise, to enable us to meet our commitment to 100% EVs on our platform by the end of 2030. Such transactions may require us to provide guarantees for financing. We may also benefit from certain tax credits for EVs and, if such tax credits expire or are terminated or we are otherwise unable to use them, we may not realize the benefits we have planned and our business and financial condition and results of operations may be negatively affected.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business, such as our acquisition of Flexdrive in February 2020, as well as divestitures, partnerships and other transactions. We have previously acquired and continue to evaluate targets and other opportunities that operate in relatively nascent markets. As we grow, we also may explore investments in new technologies, which we may develop or other parties may develop. We may also explore acquisitions, joint ventures, or other strategic partnerships that result in our products or services entering new markets. There is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue, that our investments in other technologies will generate returns for our business, or that we will not lose our initial investment with strategic investments.
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
•our ability to successfully obtain indemnification or representation and warranty insurance;
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
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. For example, in July 2021, we closed the sale of our Level 5 self-driving vehicle division. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction. Further, during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services and other assets, strategic investments or other transactions, or if we fail to successfully integrate such acquisitions or investments, or if we are unable to successfully complete other transactions or such transactions do not meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.
Servicing our current and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 10 "Debt" to our consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of December 31, 2021, we had $711.4 million of indebtedness for borrowed money outstanding.
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
Further, as of January 1, 2022, LIBOR settings for all non-U.S. dollar currencies and U.S. dollar one-week and two-month LIBOR settings ceased being published, provided or representative. InterContinental Benchmark Exchange and the United Kingdom’s Financial Conduct Authority have confirmed that LIBOR settings for all remaining U.S. dollar LIBOR tenors will cease to be published, provided or representative after June 30, 2023. If new methods of calculating LIBOR are established or if other benchmark rates used to price indebtedness or investments are established, the terms of any existing or future indebtedness or investments, including the terms of Flexdrive’s debt instruments, may be negatively impacted, resulting in increased interest expense or lower than expected interest income.
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
As of December 31, 2021, we had $7.5 billion of federal and $6.7 billion of state net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2030 for federal and 2022 for state purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating losses to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
The Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, among other things, includes changes to the rules governing our U.S. Federal NOLs. NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five-year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Not all states conform to the Tax Act or CARES Act and some states have varying conformity to the Tax Act or CARES Act. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
Risks Related to Governance and Ownership of our Capital Stock Factors
The dual class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 21.42% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 12.63% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of December 31, 2021 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of December 31, 2021.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, and consist of approximately 420,000 square feet under lease agreements through May 31, 2030. We maintain additional offices in multiple locations in the U.S. and internationally in Montreal, Canada, Munich, Germany and Minsk, Belarus.
We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.
See discussion under the heading Legal Proceedings in Note 9 to the consolidated financial statements included in Part II, Item 8 of this report.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock is traded on The Nasdaq Global Select Market under the symbol “LYFT.” Our Class B common stock is neither listed nor traded.
Holders of Record
As of December 31, 2021, there were approximately 231 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of December 31, 2021, there were six stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially owned by either Logan Green or John Zimmer.
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
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses fiscal years 2021 and 2020 and year-to-year comparisons between 2021 and 2020. Discussions of fiscal year 2019 and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Financial Results for the Year Ended December 31, 2021
•Total revenue was $3.2 billion, an increase of 36% year-over-year.
•Total costs and expenses were $4.3 billion, including stock-based compensation expense of $724.6 million and insurance costs related to changes to insurance reserves attributable to historical periods of $250.3 million.
•Loss from operations was $1.1 billion.
•Other income was $135.9 million, including a pre-tax gain of $119.3 million as a result of the gain on the transaction with Woven Planet.
•Net loss was $1.0 billion, a decrease of 42% and 61% compared to 2020 and 2019, respectively.
•Adjusted EBITDA was $92.9 million, marking the Company’s first annual Adjusted EBITDA profit.
•Cash used in operating activities was $101.7 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $2.3 billion as of December 31, 2021.
Impact of COVID-19 to our Business
The ongoing COVID-19 pandemic continues to impact communities in the United States, Canada and globally. Since the pandemic began in March 2020, governments and private businesses - at the recommendation of public health officials - have enacted precautions to mitigate the spread of the virus, including travel restrictions and social distancing measures in many regions of the United States and Canada, and many enterprises have instituted and maintained work from home programs and limited the number of employees on site. Beginning in the middle of March 2020, the pandemic and these related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. Our business continues to be impacted by the COVID-19 pandemic.
Although we have seen some signs of demand improving as COVID-19 case counts trended down, particularly compared to the demand levels at the start of the pandemic, demand levels continue to be affected by the impact of variants and changes in case counts. The exact timing and pace of the recovery remain uncertain. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning COVID-19 variants and the severity of the pandemic and actions by government authorities and private businesses to contain the pandemic or recover from its impact, among other things. For example, an increase in cases due to variants of the virus has caused many businesses to delay employees returning to the office. Even as travel restrictions and shelter-in-place orders are modified or lifted, we anticipate that continued social distancing, altered consumer behavior, reduced travel and commuting, and expected corporate cost cutting will be significant challenges for us. The strength and duration of these challenges cannot be presently estimated.
In response to the COVID-19 pandemic, we have adopted multiple measures, including, but not limited, to establishing new health and safety requirements for ridesharing and updating workplace policies. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including headcount reductions in 2020.

We have strengthened our business over the last year and we are confident in our ability to continue to navigate this challenging period. In 2021, we saw continued recovery as vaccines were more widely distributed and more communities fully reopened, which resulted in revenue increasing 36% in 2021 compared to the prior year, and the number of Active Riders increasing 49.2% in the fourth quarter of 2021 compared to the fourth quarter of 2020. Net loss decreased $743.5 million, or 42%, from $1.8 billion in 2020 to $1.0 billion in 2021, which included a benefit from a pre-tax gain of $119.3 million from the transaction with Woven Planet. Adjusted EBITDA in 2021 was $92.9 million, marking our first annual Adjusted EBITDA profitability. We remain focused on our long-term growth opportunities. With $2.3 billion in unrestricted cash and cash equivalents and short-term investments as of December 31, 2021, we believe we have sufficient liquidity to continue business operations and to take action we determine to be in the best interests of our employees, stockholders, stakeholders and of drivers and riders on the Lyft Platform. For more information on risks associated with the COVID-19 pandemic, see the section titled “Risk Factors” in Item 1A of Part I.
Recent Developments
Transaction with Woven Planet Holdings, Inc. (“Woven Planet”)
On July 13, 2021, we completed a multi-element transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to our self-driving vehicle division, Level 5, as well as commercial agreements for the utilization of Lyft rideshare and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet is developing. We will receive, in total, approximately $515 million in cash in connection with this transaction, with $165 million paid upfront and $350 million to be paid over a five-year period.
The divestiture did not represent a strategic shift with a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation. We recognized a pre-tax gain of $119.3 million as a result of our transaction with Woven Planet, which was included in other income, net on the consolidated statement of operations for the quarter ended September 30, 2021. Refer to Note 4 "Divestitures" to the consolidated financial statements for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5.
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, our wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the Reinsurance Transaction”). The Reinsurance Agreement arrangement does not discharge PVIC of its obligations to the policyholder. A loss of approximately $20.4 million for the net cost of the Reinsurance Transaction was recognized on the consolidated statement of operations for the nine months ended September 30, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.
Active Riders and Revenue per Active Rider
The COVID-19 pandemic caused a significant decrease in Active Riders and in revenue per Active Rider beginning March 2020. Though we experienced a recovery in revenue per Active Rider and the number of Active Riders in 2021, the number of Active Rider levels have not reached levels we experienced prior to the onset of the pandemic in March 2020. The number of Active Riders is a key indicator of the scale of our community and awareness of our brand. Revenue per Active Rider represents our ability to drive usage and monetization of our platform.

	Active Riders
	2021	2020	2019	2020 to 2021 % Change	2019 to 2020 % Change
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	13,494	21,211	20,503	(36.4)%	3.5%
Three Months Ended June 30	17,142	8,688	21,807	97.3%	(60.2)%
Three Months Ended September 30	18,942	12,513	22,314	51.4%	(43.9)%
Three Months Ended December 31	18,728	12,552	22,905	49.2%	(45.2)%

	Revenue per Active Rider
	2021	2020	2019	2020 to 2021 % Change	2019 to 2020 % Change

Three Months Ended March 31	$45.13	$45.06	$37.86	0.2%	19.0%
Three Months Ended June 30	$44.63	$39.06	$39.77	14.3%	(1.8)%
Three Months Ended September 30	$45.63	$39.94	$42.82	14.2%	(6.7)%
Three Months Ended December 31	$51.79	$45.40	$44.40	14.1%	2.3%
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
With the exception of the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, Active Riders in each of the three month periods ended June 30, September 30, and December 31, 2021 increased compared to the same period in 2020 as vaccines were more widely distributed and more communities fully reopened. Active Riders in the three months periods ended June 30, September 30, and December 31, 2020 represented significantly lower Active Rider counts since shelter-in-place orders and other travel restrictions were first implemented across North America in response to the COVID-19 pandemic in March 2020. The slight decrease in the number of Active Riders in the three months ended December 31, 2021 as compared to the three months ended September 30, 2021 was due primarily to the increasing COVID-19 case counts from COVID-19 variants and their impact on demand as well as the seasonality we typically experience in the winter months.
Revenue per Active Rider increased in each of the three months periods ended March 31, June 30, September 30, and December 31, 2021 as compared to the same periods in 2020, primarily reflecting the improvement in demand on our platform compared to earlier periods during the COVID-19 pandemic, which had materially limited people's mobility and severely reduced Active Riders. Revenue per Active Rider reached an all-time high in the three months ended December 31, 2021, increasing compared to the three months ended September 30, 2021. This was driven by an increase in ride frequency as well as a shift toward higher revenue rides such as airport rides, reflecting the increased travel experienced in the fourth quarter in 2021 nationwide. Revenue per Active Rider also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021.
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
We generate revenue from licensing and data access agreements. We are primarily responsible for fulfilling our promise to provide rideshare data and access to Flexdrive vehicles and bear the fulfillment risk, and the responsibility of providing the data, over the license period. We act as a principal in delivering the data and access licenses and present revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, are determined by assigning the relative fair value to each of the performance obligations. Revenue is recorded upon delivery of the rideshare data and ratably over the quarter for access to fleet vehicles as our respective performance obligation is satisfied upon the delivery of each. Refer to Note 4 "Divestitures" to the consolidated financial statements for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5.
Rental Revenue (ASC 842)
We generate rental revenues primarily from Flexdrive, our network of Light Vehicles, and Lyft Rentals. Under the Flexdrive and Lyft Rentals programs, we operate a fleet of rental vehicles comprised of both vehicles owned by us and vehicles leased from third-party leasing companies. We either lease or sublease vehicles to drivers and Lyft Rentals renters, as a result, we are considered the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis on the consolidated financial statements. Drivers who rent vehicles are charged rental fees, which we collect from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.

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
Insurance Reserves
We utilize both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are determined on a quarterly basis by internal actuaries through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors among other inputs and assumptions. On an annual basis, an independent third-party actuary will evaluate the liabilities for appropriateness with claims reserve valuations.
Insurance claims may take years to completely settle, and we have limited historical loss experience. Because of the limited operational history, we make certain assumptions based on currently available information and industry statistics, with the loss development factors as one of the most significant assumptions, and utilize actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while we believe that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts that will ultimately be paid to settle the liability and when amounts will be paid may significantly vary from the estimated amounts provided for in the consolidated balance sheets. We continue to review our insurance reserve estimates in a regular, ongoing process as historical experience develops, additional claims are reported as settled, and the legal, regulatory and economic environment evolves.
Stock-Based Compensation
We incur stock-based compensation expense primarily from RSUs, performance based stock units (“PSUs”), stock options and stock purchase rights granted under our Employee Stock Purchase Plan (“ESPP”).
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
Compensation expense for RSUs with service and performance conditions is amortized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of our IPO Registration Statement on March 28, 2019. On that date we recorded a cumulative stock-based compensation expense of $857.2 million using the accelerated attribution method for the RSUs for which the service condition was satisfied as of March 28, 2019. The remaining unrecognized stock-based compensation expense related to these RSUs is recorded over their remaining requisite service periods. The compensation expense for RSUs granted after March 28, 2019, which vest upon satisfaction of a service-based condition only, is recognized on a straight-line basis over the requisite service period. As of December 31, 2021, the total unrecognized compensation cost related to RSUs was $587.5 million, which we expect to recognize over the remaining weighted-average period of approximately 1.7 years.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected on the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
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
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the goodwill may not be recoverable. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amounts, the quantitative impairment test will be required. There was no impairment of goodwill recorded for the years ended December 31, 2021, 2020 and 2019.
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
Cost of Revenue
Cost of revenue consists of costs directly related to revenue generating transactions through our multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing and bike and scooter rentals and also includes occupational hazard insurance for drivers in California. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, vehicle lease expenses, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges and remarketing gains and losses related to the sale of vehicles.
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
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards, or NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.

Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$3,208,323	$2,364,681	$3,615,960
Costs and expenses
Cost of revenue	1,649,532	1,447,516	2,176,469
Operations and support	402,233	453,963	636,116
Research and development	911,946	909,126	1,505,640
Sales and marketing	411,406	416,331	814,122
General and administrative	915,638	946,127	1,186,093
Total costs and expenses	4,290,755	4,173,063	6,318,440
Loss from operations	(1,082,432)	(1,808,382)	(2,702,480)
Interest expense	(51,635)	(32,678)	—
Other income, net	135,933	43,669	102,595
Loss before income taxes	(998,134)	(1,797,391)	(2,599,885)
Provision for (benefit from) income taxes	11,225	(44,534)	2,356
Net loss	$(1,009,359)	$(1,752,857)	$(2,602,241)
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019
Revenue	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	51.4	61.2	60.2
Operations and support	12.5	19.2	17.6
Research and development	28.4	38.4	41.6
Sales and marketing	12.8	17.6	22.5
General and administrative	28.5	40.0	32.8
Total costs and expenses	133.7	176.5	174.7
Loss from operations	(33.7)	(76.5)	(74.7)
Interest expense	(1.6)	(1.4)	—
Other income, net	4.2	1.8	2.8
Loss before income taxes	(31.1)	(76.0)	(71.9)
Provision for (benefit from) income taxes	0.3	(1.9)	0.1
Net loss	(31.5)%	(74.1)%	(72.0)%
Comparison of Years Ended December 31, 2021, 2020 and 2019
Revenue

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in thousands, except for percentages)
Revenue	$3,208,323	$2,364,681	$3,615,960	36%	(35)%
Revenue increased $843.6 million, or 36%, in 2021 as compared to the prior year, driven primarily by the significant increase in the number of Active Riders in 2021 as compared to the prior year, as vaccines became more widely distributed and more communities reopened. Revenue in 2021 also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021. These increases were offset by investments in driver supply by increasing driver incentives recorded as a reduction to revenue by $942.9 million in 2021 as compared to the prior year as rider demand outpaced driver supply during certain periods of the pandemic recovery in 2021. Revenue in 2020 was also higher in the first quarter of 2020 prior to the implementation of shelter-in-place orders and other travel restrictions across North America beginning March 2020.
We expect to see continued recovery in demand for our platform and the resulting positive impacts on revenue as there are more widespread immunity levels, more communities reopen and other restrictive travel and social distancing measures in response to COVID-19 are eased. However, we cannot predict the impact of COVID variants and the longer term impact of the pandemic on consumer behavior.
Cost of Revenue

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in thousands, except for percentages)
Cost of revenue	$1,649,532	$1,447,516	$2,176,469	14%	(33)%
Cost of revenue increased $202.0 million, or 14%, in 2021 as compared to the prior year. The increase was due primarily to an increase of $160.6 million in insurance costs driven by increased rider demand. Insurance costs were also impacted by (i) an increase of $46.2 million attributable to changes in estimates to the liabilities for insurance required by regulatory agencies, (ii) a $20.2 million increase in transaction costs related to the reinsurance of certain legacy auto insurance liabilities in the second quarter of 2021, and (iii) a $62.5 million decrease in transaction costs related to the transfer of certain legacy auto insurance liabilities from the first quarter of 2020. In addition, there was an increase of $48.4 million in transaction fees and $14.9 million in bikes and scooter related costs driven by the increased ride volume as a result of increased demand as recovery from the pandemic continued. These increases were partially offset by a $31.4 million decrease in costs related to Flexdrive and a $13.4 million decrease in web-hosting fees to support our platform.
Operations and Support

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in thousands, except for percentages)
Operations and support	$402,233	$453,963	$636,116	(11)%	(29)%
Operations and support expenses decreased $51.7 million, or 11%, in 2021 as compared to the prior year. The decrease was primarily due to a reduction of $18.3 million in driver onboarding costs and rider and driver support costs and a reduction of $14.7 million in personnel-related costs. There was also a $13.1 million decrease in costs related to Flexdrive and a $6.5 million net decrease related to costs from the restructuring event in the second quarter of 2020, consisting of severance and benefits costs, lease termination costs and a stock-based compensation benefit which did not recur in 2021.
Research and Development

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in thousands, except for percentages)
Research and development	$911,946	$909,126	$1,505,640	—%	(40)%
Research and development expenses increased $2.8 million in 2021. The slight increase was due to a $51.6 million increase in stock-based compensation and a $25.4 million benefit from the restructuring event in the second quarter of 2020 consisting of a stock-based compensation benefit and severance and benefits costs which did not recur in 2021. These increases were offset by a $37.5 million decrease in personnel-related costs and a $4.6 million decrease in autonomous vehicle research costs which were impacted by our transaction with Woven Planet in the third quarter of 2021. There were also decreases of $18.3 million in consulting and advisory costs and a $10.0 million in web hosting fees.
Sales and Marketing

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in thousands, except for percentages)
Sales and marketing	$411,406	$416,331	$814,122	(1)%	(49)%
Sales and marketing expenses decreased $4.9 million, or 1%, in 2021 as compared to the prior year. The decrease was primarily due to a $70.3 million decrease related to incentive programs driven by a reduction in rider incentives, a $11.0 million decrease in brand and other marketing, $7.1 million in rider reward payments related to our marketing partnerships and a $6.6 million decrease in personnel-related cost. These decreases were partially offset by a $78.3 million increase in costs associated with driver and rider programs and a $14.9 million increase in stock-based compensation.
General and Administrative

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in thousands, except for percentages)
General and administrative	$915,638	$946,127	$1,186,093	(3)%	(20)%
General and administrative expenses decreased $30.5 million, or 3%, in 2021 as compared to the prior year. The decrease was due to a $28.7 million decrease in consultant and advisory costs, a $17.7 million decrease in bad debt expense, a $12.8 million decrease in claims administration costs and a $8.7 million decrease in depreciation and amortization. There was also an $18.9 million decrease in office-related costs, personnel-related costs, and other employee-related expenses primarily as a result of the restructuring events in 2020 and our temporary remote work option for many employees beginning in the middle of March 2020. These decreases were partially offset by a $32.2 million increase in stock-based compensation, a $28.1 million increase in an accrual for self-retained general business liabilities and a $16.5 million increase in certain loss contingencies including legal accruals and settlements. We also continued to our contributions toward policy, which saw an increase of $2.3 million in 2021 as compared to the prior year.
Interest Expense

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in thousands, except for percentages)
Interest expense	$(51,635)	$(32,678)	$—	58%	—%
Interest expense increased $19.0 million, or 58%, in 2021 as compared to the prior year. Interest expense was higher in 2021 due to a full period of expense related to the issuance of our 2025 Notes in May 2020 and the vehicle-related debt assumed from the acquisition of Flexdrive in February 2020.
Other Income (Expense), Net

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in thousands, except for percentages)
Other income, net	$135,933	$43,669	$102,595	211%	(57)%
Other income, net increased $92.3 million, or 211%, in 2021 as compared to the prior year. The increase was primarily due to a pre-tax gain of $119.3 million as a result of the transaction with Woven Planet. This was offset by a decrease of $34.6 million in interest income driven by a decline in interest rates and the yield on debt securities and a decrease in our cash equivalents and short-term investments balance.

Non-GAAP Financial Measures

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in millions, except for percentages)
Contribution (1)	$1,881.6	$1,229.5	$1,812.5	53.0%	(32.2)%
Contribution Margin	58.6%	52.0%	50.1%
Adjusted EBITDA (1)	$92.9	$(755.2)	$(678.9)	112.3%	(11.2)%
Adjusted EBITDA Margin	2.9%	(31.9)%	(18.8)%
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
We record changes to historical liabilities for insurance required by regulatory agencies for financial reporting purposes in the quarter of positive or adverse development even though such development may be related to claims that occurred in prior periods. For example, if in the first quarter of a given year, the cost of claims grew by $1 million for claims related to the prior fiscal year or earlier, the expense would be recorded for GAAP purposes within the first quarter instead of in the results of the prior period. We believe these prior period changes to insurance liabilities do not illustrate the current period performance of our ongoing operations since these prior period changes relate to claims that could potentially date back years. We have limited ability to influence the ultimate development of historical claims. Accordingly, including the prior period changes would not illustrate the performance of our ongoing operations or how the business is run or managed by us. For consistency, we do not adjust the calculation of Contribution for any prior period based on any positive or adverse development that occurs subsequent to the quarter end. Annual Contribution is calculated by adding Contribution of the last four quarters. We believe the adjustment to exclude changes to the historical liabilities for insurance required by regulatory agencies from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results.
During the second quarter of 2021, we entered into a Quota Share Reinsurance Agreement for the reinsurance of legacy auto insurance liabilities between October 1, 2018 to October 1, 2020, based on the reserves in place as of March 31, 2021. During the first quarter of 2020, we entered into a Novation Agreement for the transfer of certain legacy auto insurance liabilities between October 1, 2015 and September 30, 2018. Refer to Note 6 “Supplemental Financial Statement Information” to the consolidated financial statements for information regarding these transactions. We believe the costs associated with these transactions related to certain legacy auto insurance liabilities do not illustrate the current period performance of our ongoing operations despite this transaction occurring in the current period because the impacted insurance liabilities relate to claims that date back years. We believe the adjustment to exclude these costs associated with transactions related to legacy insurance liabilities from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.

Losses ceded under the Reinsurance Agreement that exceed the combined funds withheld liability balance and collateralized amount established by DARAG for the benefit of PVIC, which was $346.5 million at the execution of the Reinsurance Agreement, but are below the aggregate limit of $434.5 million may result in the recognition of a deferred gain liability. When the amount and timing of the reinsurance recoveries are uncertain, the recovery method should be used. The deferred gain liability would be amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves. The settlement period of the ceded reserves will be based on the life-to-date cumulative losses collected and will likely extend over periods longer than a quarter. The amount of the deferral will be recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development for claims ceded under the Reinsurance Agreement in subsequent periods may result in significant losses to the statement of operations unless the deferred gain amortization recognized in the same period to offset said losses. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related adverse development and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Additionally, net amounts recognized for claims ceded under the Reinsurance Agreement would represent changes to historical liabilities for insurance required by regulatory agencies. As stated above, we believe prior period changes to insurance liabilities do not illustrate the current period performance of our ongoing operations or how the business is managed. This is because we have limited ability to influence the ultimate development of these historical claims, which can potentially date back years. Therefore, in the event that the net amount of any adverse developments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations in a subsequent period, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of changes to liabilities for insurance required by regulatory agencies attributable to historical periods. As of December 31, 2021, there have been no such net amounts related to claims ceded under the Reinsurance Agreement which have impacted our consolidated statement of operations.
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
For more information regarding the limitations of Contribution and Contribution Margin and a reconciliation of revenue to Contribution, see the section titled "Reconciliation of Non-GAAP Financial Measures".
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

During the third quarter of 2021, we entered into subleases for certain offices as part of the transaction with Woven Planet. Sublease income is included within other income on our consolidated statement of operations, while the related lease expense is included within our operating expenses and loss from operations. Sublease income was immaterial prior to the third quarter of 2021. We believe the adjustment to include sublease income to Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance, including the benefits of recent transactions, by presenting sublease income as a contra-expense to the related lease charges within our operating expenses.
For more information regarding the limitations of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of net loss to Adjusted EBITDA, see the section titled “Reconciliation of Non-GAAP Financial Measures”.

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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenue	$3,208.3	$2,364.7	$3,616.0
Less: cost of revenue	(1,649.5)	(1,447.5)	(2,176.5)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	11.0	12.0	19.5
Stock-based compensation	39.5	28.7	81.4
Payroll tax expense related to stock-based compensation	1.8	1.5	1.8
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	250.3	204.1	270.3
Transaction costs related to certain legacy auto insurance liabilities(2)(3)	20.2	62.5	—
Restructuring charges(4)	—	3.5	—
Contribution	$1,881.6	$1,229.5	$1,812.5
_______________
(1)$250.3 million of insurance expense recorded during the year ended December 31, 2021 reflects changes to reserves estimates of claims from the third quarter of 2021 and earlier periods. $204.1 million of insurance expense recorded during the year ended December 31, 2020 reflects changes to reserves estimates of claims from the third quarter of 2020 and earlier periods. $270.3 million of insurance expense recorded during the year ended December 31, 2019 reflects changes to reserves estimates of claims from the third quarter of 2019 and earlier periods.
(2)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the year ended December 31, 2021.
(3)In the first quarter of 2020, we transferred certain legacy auto insurance liabilities. The total impact of the transfer of certain legacy auto insurance liabilities on our consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the year ended 2020.
(4)Included in restructuring charges is $2.0 million of severance and other employee costs and $1.5 million of other restructuring charges. Restructuring related charges for the stock-based compensation benefit of $4.2 million and payroll taxes related to stock-based compensation of $0.1 million are included on their respective line items.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net loss	$(1,009.4)	$(1,752.9)	$(2,602.2)
Adjusted to exclude the following:
Interest expense(1)	52.8	34.3	—
Other income, net(2)	(135.9)	(43.7)	(102.6)
Provision for (benefit from) income taxes	11.2	(44.5)	2.3
Depreciation and amortization	139.3	157.4	108.3
Stock-based compensation	724.6	565.8	1,599.3
Payroll tax expense related to stock-based compensation	31.5	23.7	44.7
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(3)	250.3	204.1	270.3
Sublease income(4)	6.6	—	—
Costs related to acquisitions and divestitures(5)	1.5	0.4	1.0
Transaction costs related to certain legacy auto insurance liabilities(6)(7)	20.4	64.7	—
Restructuring charges(8)	—	35.5	—
Adjusted EBITDA	$92.9	$(755.2)	$(678.9)
_______________
(1)Includes interest expense for Flexdrive vehicles and the 2025 Notes. $1.1 million and $1.6 million related to the interest component of vehicle related finance leases in the year ended December 31, 2021 and 2020. Refer to Note 8 “Leases” to the consolidated financial statements for information regarding the interest component of vehicle-related finance leases.
(2)Includes a $119.3 million pre-tax gain from the transaction with Woven Planet in the third quarter of 2021 and interest income which was reported as a separate line item on the consolidated statement of operations in periods prior to the second quarter of 2020.
(3)$250.3 million of insurance expense recorded during the year ended December 31, 2021 reflects changes to reserves estimates of claims from the third quarter of 2021 and earlier periods. $204.1 million of insurance expense recorded during the year ended December 31, 2020 reflects changes to reserves estimates of claims from the third quarter of 2020 and earlier periods. $270.3 million of insurance expense recorded during the year ended December 31, 2019 reflects changes to reserves estimates of claims from the third quarter of 2019 and earlier periods.
(4)Includes sublease income from subleases entered into as part of the transaction with Woven Planet in the third quarter of 2021. Sublease income prior to the third quarter of 2021 was immaterial. Refer to Note 4 "Divestitures" to the consolidated financial statements for information regarding our transaction with Woven Planet for the divestiture of certain assets related to our self-driving vehicles division, Level 5.
(5)Includes third-party costs incurred related to our transaction with Woven Planet which closed on July 13, 2021.
(6)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the year ended December 31, 2021.
(7)In the first quarter of 2020, we transferred certain legacy auto insurance liabilities. The total impact of the transfer of certain legacy auto insurance liabilities on our consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the year ended December 31, 2021.
(8)Included in restructuring charges is $32.9 million of severance and other employee costs and $2.6 million related to lease termination and other restructuring costs. Restructuring-related charges for the stock-based compensation benefit of $50.0 million, payroll taxes related to stock-based compensation of $0.7 million and accelerated depreciation of $0.5 million are included on their respective line items.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(101,721)	$(1,378,899)
Net cash provided by (used in) investing activities	267,012	740,427
Net cash provided by (used in) financing activities	(72,470)	512,566
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(113)	(74)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$92,708	$(125,980)
Operating Activities
Cash used in operating activities was $101.7 million for the year ended December 31, 2021. This consisted primarily of a net loss of $1.0 billion and a $119.3 million pre-tax gain from the transaction with Woven Planet. This was offset by non-cash stock-based compensation expense of $724.6 million and depreciation and amortization expense of $139.3 million.
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
Investing Activities
Cash provided by investing activities was $267.0 million for the year ended December 31, 2021, which primarily consisted of proceeds from sales and maturities of marketable securities of $3.8 billion and maturities of term deposits of $675.5 million, partially offset by purchases of marketable securities of $3.8 billion and term deposits of $0.5 billion.
Cash provided by investing activities was $740.4 million for the year ended December 31, 2020, which primarily consisted of proceeds from sales and maturities of marketable securities of $5.4 billion and maturities of term deposits of $645.6 million, partially offset by purchases of marketable securities of $4.1 billion and term deposits of $1.1 billion.
Financing Activities
Cash used in financing activities was $72.5 million for the year ended December 31, 2021, which primarily consisted of repayment of loans of $44.4 million and principal payments on finance lease obligations for $35.5 million.
Cash provided by financing activities was $512.6 million for the year ended December 31, 2020, which primarily consisted of proceeds from issuance of our 2025 Notes of $734.1 million offset by the purchase of the Capped Calls for $132.7 million.
Liquidity and Capital Resources
As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of approximately $457.3 million and short-term investments of approximately $1.8 billion, exclusive of restricted cash, cash equivalents and investments of $1.1 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of December 31, 2021 and 2020 were $1.0 billion and $1.1 billion, respectively.
We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. While conditions have improved, these impacts are ongoing. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. We have adopted several measures in response to the COVID-19 pandemic including, but not limited to, establishing new health and safety requirements for ridesharing, and updating workplace policies. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including the transaction with Woven Planet completed on July 13, 2021 and headcount reductions in 2020. Refer to Note 4 "Divestitures" to the consolidated financial statements for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5.
We cannot be certain that our actions will mitigate some or all of the continuing negative effects of the pandemic on our business. With $2.3 billion in unrestricted cash and cash equivalents and short-term investments as of December 31, 2021, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for the next 12 months and beyond.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to maintain profitability on an Adjusted EBITDA basis, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, measures we take in response to the COVID-19 pandemic, our ability to maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic, and the expansion of sales and marketing activities. As noted above, we expect to see continued suppression of demand for our platform and the resultant negative impacts on revenue for so long as the travel restrictions and other social distancing measures in response to COVID-19 remain in place. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to significantly invest further into EVs in order to achieve compliance with the California Clean Miles Standard and Incentive Program which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030. Our investment also allows us to make steps toward our commitment to reach 100% EVs on the Lyft Platform by the end of 2030. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2021 (in millions):

	Payments Due by Period(1)
	Total	12 months or less	Thereafter
Operating lease commitments	$317.8	$67.6	$250.2
Financing lease commitments	28.7	14.0	14.7
Long-term debt, including current maturities	711.5	56.3	655.2
Other noncancelable agreements	120.3	46.8	73.5
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
As of December 31, 2021, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.3 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.1 billion. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
As of December 31, 2021, we had long-term debt of $711.4 million, 85% of which consisted of the fixed-rate Convertible Senior Notes we issued in May 2020. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to immateriality.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Lyft, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lyft, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Insurance Reserves
As described in Note 2 to the consolidated financial statements, the Company utilizes a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. As of December 31, 2021, insurance reserves totaled $1,069 million. Management makes certain assumptions based on currently available information and industry statistics, with the loss development factors as one of the most significant assumptions and utilizes actuarial models and techniques to estimate the reserves. Liabilities are determined on a quarterly basis through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors among other inputs and assumptions.
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
Valuation of Certain Elements of the Transaction with Woven Planet Holdings, Inc. (“Woven Planet”)
As described in Note 4 to the consolidated financial statements, the Company completed a multi-element transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to the Company’s self-driving vehicle division, Level 5, as well as commercial agreements for the utilization of Lyft rideshare and fleet data. The Company will receive, in total, approximately $515 million in cash in connection with this transaction, with $165 million paid upfront and $350 million to be paid over a five-year period. As the transaction included multiple elements, management had to estimate how much of the arrangement consideration was attributable to the divestiture of certain assets related to the Level 5 division and how much was attributable to the commercial agreements for the utilization of Lyft rideshare and fleet data. For the year ended December 31, 2021, the Company recognized a $119.3 million pre-tax gain for the divestiture of certain assets related to the Level 5 division, which was based on the fair value of the Level 5 division assets, valued under the replacement cost method, and the estimated standalone selling price of the rideshare and fleet data, valued using an adjusted market approach. The significant assumptions related to the obsolescence curve used to estimate the fair value of the Level 5 division assets and the estimated miles to recreate the data produced from the rideshare license used to determine the standalone selling price of the rideshare data.
The principal considerations for our determination that performing procedures relating to the valuation of certain elements of the transaction with Woven Planet is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the Level 5 division assets and estimated standalone selling price of the rideshare data due to the significant judgment by management when determining the values; (ii) the significant audit effort in evaluating management’s significant assumptions related to the obsolescence curve and the estimated miles to recreate the data produced from the rideshare license; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the transaction with Woven Planet, including controls over the Company’s valuation methods, significant assumptions and data. These procedures also included, among others (i) reading the transaction agreement; (ii) testing management’s process for developing the fair value estimate of the Level 5 division assets and estimating the standalone selling price of the rideshare data; (iii) evaluating the appropriateness of the valuation methods; (iv) evaluating the reasonableness of the significant assumptions used by management related to the obsolescence curve and the estimated miles used to recreate the data produced from the rideshare license. Evaluating the reasonableness of management’s significant assumption related to the obsolescence curve involved considering the estimated life of comparable acquired technology. Evaluating the reasonableness of management’s significant assumption related to the estimated miles used to recreate the data produced from the rideshare license assumption involved considering other comparable data licensing agreements as well as assessing for consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and the reasonableness of the obsolescence curve and estimated miles assumptions.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2022
We have served as the Company’s auditor since 2015.

Lyft, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$457,325	$319,734
Short-term investments	1,796,533	1,931,334
Prepaid expenses and other current assets	522,212	343,070
Total current assets	2,776,070	2,594,138
Restricted cash and cash equivalents	73,205	118,559
Restricted investments	1,044,855	1,101,712
Other investments	80,411	10,000
Property and equipment, net	298,195	313,297
Operating lease right of use assets	223,412	275,756
Intangible assets, net	50,765	65,845
Goodwill	180,516	182,687
Other assets	46,455	16,970
Total assets	$4,773,884	$4,678,964
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$129,542	$84,108
Insurance reserves	1,068,628	987,064
Accrued and other current liabilities	1,211,641	954,008
Operating lease liabilities — current	53,765	49,291
Total current liabilities	2,463,576	2,074,471
Operating lease liabilities	210,232	265,803
Long-term debt, net of current portion	655,173	644,236
Other liabilities	50,905	18,291
Total liabilities	3,379,886	3,002,801
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of December 31, 2021 and December 31, 2020; 336,335,594 and 314,934,487 Class A shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; 100,000,000 Class B shares authorized as of December 31, 2021 and December 31, 2020; 8,602,629 and 8,802,629 Class B shares issued and outstanding, as of December 31, 2021 and December 31, 2020	3	3
Additional paid-in capital	9,706,293	8,977,061
Accumulated other comprehensive income (loss)	(2,511)	(473)
Accumulated deficit	(8,309,787)	(7,300,428)
Total stockholders’ equity	1,393,998	1,676,163
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$4,773,884	$4,678,964
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$3,208,323	$2,364,681	$3,615,960
Costs and expenses
Cost of revenue	1,649,532	1,447,516	2,176,469
Operations and support	402,233	453,963	636,116
Research and development	911,946	909,126	1,505,640
Sales and marketing	411,406	416,331	814,122
General and administrative	915,638	946,127	1,186,093
Total costs and expenses	4,290,755	4,173,063	6,318,440
Loss from operations	(1,082,432)	(1,808,382)	(2,702,480)
Interest expense	(51,635)	(32,678)	—
Other income, net	135,933	43,669	102,595
Loss before income taxes	(998,134)	(1,797,391)	(2,599,885)
Provision for (benefit from) income taxes	11,225	(44,534)	2,356
Net loss	$(1,009,359)	$(1,752,857)	$(2,602,241)
Net loss per share, basic and diluted	$(3.02)	$(5.61)	$(11.44)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	334,724	312,175	227,498
Stock-based compensation included in costs and expenses:
Cost of revenue	$39,491	$28,743	$81,321
Operations and support	24,083	15,829	75,212
Research and development	414,324	325,624	971,941
Sales and marketing	38,243	23,385	72,046
General and administrative	208,419	172,226	398,791
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(1,009,359)	$(1,752,857)	$(2,602,241)
Other comprehensive income (loss)
Foreign currency translation adjustment	(931)	(2,187)	162
Unrealized gain (loss) on marketable securities, net of taxes	(1,107)	(1,011)	2,430
Other comprehensive income (loss)	(2,038)	(3,198)	2,592
Comprehensive loss	$(1,011,397)	$(1,756,055)	$(2,599,649)
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

Lyft, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	—	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	—	—	812	—	5,184	—	—	5,184
Issuance of common stock upon settlement of restricted stock units	—	—	19,926	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(509)	—	(26,298)	—	—	(26,298)
Issuance of common stock under employee stock purchase plan	—	—	972	—	28,637	—	—	28,637
Settlement of convertible senior notes	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	721,710	—	—	721,710
Other comprehensive loss	—	—	—	—	—	—	(2,038)	(2,038)
Net loss	—	—	—	—	—	(1,009,359)	—	(1,009,359)
Balance as of December 31, 2021	—	$—	344,938	$3	$9,706,293	$(8,309,787)	$(2,511)	$1,393,998

The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(1,009,359)	$(1,752,857)	$(2,602,241)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	139,347	157,353	108,429
Stock-based compensation	724,560	565,807	1,599,311
Amortization of premium on marketable securities	4,100	6,461	597
Accretion of discount on marketable securities	(1,513)	(14,075)	(39,285)
Amortization of debt discount and issuance costs	35,575	21,050	—
Deferred income tax from convertible senior notes	—	(46,324)	—
Loss on sale and disposal of assets, net	5,538	15,216	36,541
Gain on divestiture	(119,284)	—	—
Other	3,321	4,518	(875)
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(207,046)	39,573	(119,453)
Operating lease right-of-use assets	61,301	61,201	108,600
Accounts payable	47,080	44,489	5,067
Insurance reserves	81,564	(391,398)	568,190
Accrued and other liabilities	181,427	(36,679)	332,363
Lease liabilities	(48,332)	(53,234)	(102,946)
Net cash used in operating activities	(101,721)	(1,378,899)	(105,702)
Cash flows from investing activities
Purchases of marketable securities	(3,801,736)	(4,112,677)	(6,448,895)
Purchase of non-marketable security	(5,000)	(10,000)	—
Purchases of term deposits	(458,021)	(1,110,317)	(142,811)
Proceeds from sales of marketable securities	513,009	656,960	1,092,978
Proceeds from maturities of marketable securities	3,259,221	4,745,926	4,071,165
Proceeds from maturities of term deposits	675,481	645,622	—
Purchases of property and equipment and scooter fleet	(79,176)	(93,639)	(178,088)
Cash paid for acquisitions, net of cash acquired	3	(12,342)	(12,323)
Sales of property and equipment	42,543	30,894	7,131
Proceeds from divestiture	122,688	—	—
Other	(2,000)	—	—
Net cash provided by (used in) investing activities	267,012	740,427	(1,610,843)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions, offering costs and reimbursements	—	—	2,484,029
Repayment of loans	(44,446)	(50,639)	—
Proceeds from issuance of convertible senior notes	—	734,065	—
Payment of debt issuance costs	—	(824)	—
Purchase of capped call	—	(132,681)	—
Proceeds from exercise of stock options and other common stock issuances	33,822	26,067	33,062
Taxes paid related to net share settlement of equity awards	(26,297)	(20,240)	(942,895)
Principal payments on finance lease obligations	(35,547)	(41,682)	—
Other	(2)	(1,500)	—
Net cash provided by (used in) financing activities	(72,470)	512,566	1,574,196
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(113)	(74)	328
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	92,708	(125,980)	(142,021)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	438,485	564,465	706,486
End of period	$531,193	$438,485	$564,465
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$457,325	$319,734	$358,319
Restricted cash and cash equivalents	73,205	118,559	204,976
Restricted cash, included in prepaid expenses and other current assets	663	192	1,170
Total cash, cash equivalents and restricted cash and cash equivalents	$531,193	$438,485	$564,465

Supplemental disclosures of cash flow information
Cash paid for income taxes	$5,865	$4,037	$819
Cash paid for interest	16,521	12,545	—

Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$69,044	$41,271	$13,070
Purchase of non-marketable securities	64,756	—	—
Right-of-use assets acquired under finance leases	26,640	6,556	—
Right-of-use assets acquired under operating leases	7,148	28,838	264,076
Remeasurement of finance and operating lease right of use assets for lease modification	58	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	—	5,152,047
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	—	—	7,690
Decrease in goodwill from measurement period adjustments related to business combinations	—	—	3,240
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	—	133,088	—
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	—	130,089	—
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Organization and Description of Business
Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with its headquarters in San Francisco, California. The Company operates multimodal transportation networks in the United States and Canada that offer access to a variety of transportation options through the Company’s platform and mobile-based applications. This network enables multiple modes of transportation including the facilitation of peer-to-peer ridesharing by connecting drivers who have a vehicle with riders who need a ride. The Lyft Platform provides a marketplace where drivers can be matched with riders via the Lyft App where the Company operates as a transportation network company (“TNC”).
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of Light Vehicles, the Express Drive program, where drivers can enter into short-term rental agreements with Flexdrive or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform, and Lyft Rentals, a consumer offering for users who want to rent a car for a fixed period of time for personal use, and Lyft Driver Centers and Lyft Auto Care, where drivers and riders can request auto maintenance and collision repair services offered through the Lyft Platform in certain markets.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The Company uses the U.S. dollar predominantly as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included on the consolidated statements of operations. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive loss.
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
Beginning in the middle of March 2020, the outbreak of the coronavirus (“COVID-19”) in the United States, Canada, and globally has impacted the Company’s business. The Company continues to be impacted by COVID-19, but the long-term impact will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. The Company has adopted a number of measures in response to the COVID-19 pandemic including, but not limited to, establishing new health and safety requirements for ridesharing and updating workplace policies. The Company also made adjustments to its expenses and cash flow to correlate with declines in revenues including headcount reductions in 2020. Refer to Note 17 “Restructuring” to the consolidated financial statements for information regarding the 2020 restructuring events. The Company cannot be certain that these actions will mitigate the negative effects of the pandemic on Lyft's business. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require it to update its estimates, judgments or revise the carrying value of the Company's assets or liabilities, including the recording of any credit losses. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized on the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's financial statements.
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. During the years ended December 31, 2021, 2020 and 2019, the Company did not generate material international revenues and as of December 31, 2021, 2020 and 2019, the Company did not have material assets located outside of the United States.
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue in accordance with ASC 606 from licensing and data access, primarily with third-party autonomous vehicle companies. The Company also generates rental revenue from Flexdrive, its network of Light Vehicles and Lyft Rentals, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company's revenues as included on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue from contracts with customers (ASC 606)	$2,957,979	$2,208,656	$3,465,473
Rental revenue (ASC 842)	250,344	156,025	150,487
Total revenue	$3,208,323	$2,364,681	$3,615,960

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
The Company generates revenue from licensing and data access agreements. The Company is primarily responsible for fulfilling its promise to provide rideshare data and access to Flexdrive vehicles and bears the fulfillment risk, and the responsibility of providing the data, over the license period. The Company is acting as a principal in delivering the data and access licenses and presents revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, is determined by assigning the relative fair value to each of the performance obligations. Revenue is recorded upon delivery of the rideshare data and ratably over the quarter for access to fleet vehicles as the Company’s respective performance obligation is satisfied upon the delivery of each.
Rental Revenue (ASC 842)
The Company generates rental revenues primarily from Flexdrive, its network of Light Vehicles, and Lyft Rentals. Rental revenues are recognized for rental and rental related activities where an identified asset is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842.
The Company operates a fleet of rental vehicles through Flexdrive comprised of both owned vehicles and vehicles leased from third-party leasing companies. The Company either leases or subleases vehicles to drivers and Lyft Rentals renters, and as a result, the Company considers itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. Fleet operating costs include monthly fixed lease payments and other vehicle operating or ownership costs, as applicable. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis on the consolidated financial statements. Drivers who rent vehicles are charged rental fees, which the Company collects from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.
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
Enterprise and Trade Receivables
The Company collects any fees owed for completed transactions on the Lyft Platform primarily from the rider’s authorized payment method. Uncollected fees are included in prepaid expenses and other current assets on the consolidated balance sheets and represent receivables from (i) participants in the Company’s enterprise programs (“Enterprise Users”), where the transactions have been completed and the amounts owed from the Enterprise Users have either been invoiced or are unbilled as of the reporting date; and (ii) riders where the authorized payment method is a credit card but the fare amounts have not yet settled with third-party payment processors. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from riders on behalf of drivers. Accordingly, the Company has no trade receivables from drivers. The portion of the fare receivable to be remitted to drivers is included in accrued and other current liabilities on the consolidated balance sheets.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $196.2 million, $104.7 million and $120.0 million as of December 31, 2021, 2020 and 2019, respectively. The Company's allowance for credit losses was $9.3 million, $15.2 million and $6.2 million as of December 31, 2021, 2020 and 2019, respectively. The write-offs were immaterial for the year ended December 31, 2021. The change in the allowance for credit losses for the year ended December 31, 2021 was related to $4.5 million of reductions for provision for expected credit losses and $1.4 million of write-offs. The change in the allowance for credit losses for the year ended December 31, 2020 was related to $11.7 million of additions for provision for expected credit losses and $2.7 million of write-offs. The change in the allowance for credit losses for the year ended December 31, 2019 was related to $5.1 million of additions for provision for expected credit losses and $1.5 million of write-offs.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of December 31, 2021 and 2020, the rider referral coupon liability was not material.

Light Vehicle Rider and Lyft Rentals Renter Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the years ended December 31, 2021 and 2020.
For the years ended December 31, 2021, 2020 and 2019, in relation to the driver, rider, Light Vehicle riders and Lyft Rentals renters incentive programs, the Company recorded $1.3 billion, $390.8 million and $560.3 million as a reduction to revenue and $64.7 million, $135.0 million and $381.5 million as sales and marketing expense, respectively.
Refunds
From time to time the Company issues credits or refunds to riders unsatisfied by the level of service provided by the driver. There is no legal obligation to remunerate such riders nor does the Company issue such credits or refunds to riders on behalf of the drivers. The Company accounts for credits or refunds, which are not recoverable from the drivers as sales and marketing expenses when incurred. For the years ended December 31, 2021, 2020 and 2019, rider refunds were $19.1 million, $18.8 million and $33.9 million, respectively. The Company accounts for credits and refunds issued to Light Vehicle riders as cost of revenue and was $6.5 million for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, refunds issued to Light Vehicle riders were not material.
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
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, driver incentives for referring new drivers or riders, advertising expenses, rider refunds and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses were $145.4 million, $102.5 million and $188.3 million, respectively, for the years ended December 31, 2021, 2020 and 2019.
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
Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected on the consolidated statements of operations and comprehensive loss. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Cash and Cash Equivalents
Cash equivalents consist of institutional money market funds and certificates of deposits denominated in U.S. dollars as well as commercial paper and corporate bonds. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash. Also included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions, which was immaterial as of each of December 31, 2021 and 2020, and money market deposit accounts that are stated at cost, which approximate fair value.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
Investments
Debt Securities
The Company’s accounting for its investments in debt securities is based on the legal form of the security, the Company’s intended holding period for the security, and the nature of the transaction. Investments in debt securities include commercial paper, certificates of deposit, corporate bonds and U.S. government securities. Investments in debt securities are classified as available-for-sale and are recorded at fair value.
The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized on the consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the extent to which the security’s fair value is less than amortized cost, changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company's assessment indicates that a credit loss exists, the credit loss is measured based on the Company's best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of December 31, 2021, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
(iii)Restricted investments. Restricted investments are comprised of debt security investments in commercial paper, certificates of deposit, corporate bonds and U.S. government securities which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers.
Non-marketable Equity Securities
The Company has elected to measure its investments in non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable transactions for identical or similar investments of the same issuer or impairment. The Company qualitatively assesses whether indicators of impairment exist. Factors considered in this assessment include the investees’ financial and liquidity position, access to capital resources, exposure to industries and markets impacted by COVID-19, and the time since the last adjustment to fair value, among others. If an impairment exists, the Company estimates the fair value of the investment by using the best information available, which may include cash flow projections or other available market data, and recognizes a loss for the amount by which the carrying value exceeds the fair value of the investment on the consolidated statements of operations.
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
Light Vehicle Fleet
The Company’s Light Vehicle fleet consists of bikes and scooters. Scooters are stated at cost less accumulated depreciation and are included in prepaid expenses and other current assets on the consolidated balance sheets. Depreciation is computed using a straight-line method over the estimated useful life of the scooters, which is less than 12 months. As of December 31, 2021, there were no scooters not yet placed in service. As of December 31, 2020, the cost of scooters not yet placed in service was $8.9 million. As of December 31, 2021, the carrying value of scooters placed in service was $15.3 million. As of December 31, 2020, the carrying value of scooters placed in service was not material. Depreciation expense related to scooters was $5.9 million, $7.2 million and $35.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Bikes are included in property and equipment, net on the consolidated balance sheets.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset, which is generally between two and seven years. Depreciation for property and equipment commences once they are ready for our intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected on the consolidated statement of operations in the period realized. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets. Construction in progress is related to property and equipment that has not yet been placed in service for its intended use.
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
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of its fair value. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. There was no impairment of goodwill recorded for the years ended December 31, 2021, 2020 and 2019.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets recorded for the years ended December 31, 2021, 2020 and 2019.
Software Development Costs
The Company incurs costs related to developing the Lyft Platform and related support systems. The Company capitalizes development costs related to the Lyft Platform and related support systems once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized $16.2 million and $12.8 million of software development costs during the year ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2019, capitalized software development costs was not material.
Insurance Reserves
The Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are determined on a quarterly basis by internal actuaries through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors among other inputs and assumptions. On an annual basis or more frequently as determined by management, an independent third-party actuary will evaluate the liabilities for appropriateness with claims reserve valuations.
Insurance claims may take years to completely settle, and the Company has limited historical loss experience. Because of the limited operational history, the Company makes certain assumptions based on currently available information and industry statistics, with the loss development factors as one of the most significant assumptions, and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while the Company believes that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts that will ultimately be paid to settle the liability and when amounts will be paid may significantly vary from the estimated amounts provided for on the consolidated balance sheets. The Company continues to review its insurance estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves.
Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses. There were no redeemable convertible preferred shares issued and outstanding as of December 31, 2021 and 2020.
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

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Effective on January 1, 2021, the Company adopted this standard, which did not have a material impact on the consolidated financial statements and related disclosures.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2022, using the modified retrospective method. In the consolidated balance sheets, the adoption of this new guidance is estimated to result in:
•an increase of approximately $134 million to the total carrying value of the convertible senior notes to reflect the full principal amount of the convertible notes outstanding net of issuance costs,
•a reduction of approximately $140 million (net of tax) to additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the convertible notes, and
•a cumulative-effect adjustment of approximately $7 million (net of tax) to the beginning balance of accumulated deficit as of January 1, 2022.
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. This will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. This new standard will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
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

Acquisition costs were immaterial and are included in general and administrative expenses on the consolidated statements of operations.
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
The results of operations for the acquired business have been included on the consolidated statements of operations for the period subsequent to the Company's acquisition of Flexdrive. Flexdrive's results of operations for periods prior to this acquisition were not material to the consolidated statements of operations and, accordingly, pro forma financial information has not been presented.
Other Acquisitions
In the fourth quarter of 2019, the Company completed two business combinations which are not material to the consolidated financial statements.
Pro forma results of operations have not been presented because the effects of the acquisitions were not material to the Company’s consolidated financial statements.
4. Divestitures
Transaction with Woven Planet Holdings, Inc. (“Woven Planet”)
On July 13, 2021, the Company completed a multi-element transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to the Company’s self-driving vehicle division, Level 5, as well as commercial agreements for the utilization of Lyft rideshare and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet is developing. The Company will receive, in total, approximately $515 million in cash in connection with this transaction, with $165 million paid upfront and $350 million to be paid over a five-year period.
The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore, does not qualify for reporting as a discontinued operation. As the transaction included multiple elements, the Company had to estimate how much of the arrangement consideration was attributable to the divestiture of certain assets related to the Level 5 division and how much was attributable to the commercial agreements for the utilization of Lyft rideshare and fleet data. The Company recognized a $119.3 million pre-tax gain for the divestiture of certain assets related to the Level 5 division, which was based on the relative fair value of the Level 5 division, valued under the replacement cost method, and the estimated standalone selling price of the rideshare and fleet data, valued using an adjusted market approach.. The significant assumptions related to the obsolescence curve used to estimate the fair value of the Level 5 division assets and the estimated miles to recreate the data produced from the rideshare license used to determine the stand alone selling price of the rideshare data. The gain was included in other income, net on the consolidated statement of operations for the quarter ended September 30, 2021. The commercial agreements for the utilization of Lyft rideshare and fleet data by Woven Planet is accounted for under ASC 606 and the Company recorded a deferred revenue liability of $42.5 million related to the performance obligations under these commercial agreements as part of the transaction at closing. The Company also derecognized $3.4 million in assets held for sale.

5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

Balance as of December 31, 2019	$158,725
Additions	22,455
Foreign currency translation and other adjustments	1,507
Balance as of December 31, 2020	$182,687
Additions	—
Foreign currency translation and other adjustments	(3)
Transaction with Woven Planet	(2,168)
Balance as of December 31, 2021	$180,516
Intangible assets, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2021
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	2.9	$22,151	$12,643	$9,508
Contractual relationship – cities and user relationships	7.9	79,800	38,543	41,257
Total intangible assets		$101,951	$51,186	$50,765

	December 31, 2020
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	3.5	$56,086	$43,434	$12,652
Contractual relationship – cities and user relationships	7.8	79,800	26,607	53,193
Total intangible assets		$135,886	$70,041	$65,845
Amortization expense was $18.1 million, $29.2 million and $35.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, future amortization of intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands).

Year ended December 31:
2022	$11,335
2023	6,850
2024	5,869
2025	5,620
2026	5,397
Thereafter	15,694
Total remaining amortization	$50,765

6. Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$22,250	$—	$—	$22,250
Money market deposit accounts	330,252	—	—	330,252
Term deposits	385,000	—	—	385,000
Certificates of deposit	505,562	25	(149)	505,438
Commercial paper	806,446	132	(190)	806,388
Corporate bonds	99,779	4	(78)	99,705
Total unrestricted cash equivalents and short-term investments	2,149,289	161	(417)	2,149,033
Restricted Balances(2)
Money market funds	20,161	—	—	20,161
Term deposits	5,046	—	—	5,046
Certificates of deposit	421,243	35	(134)	421,144
Commercial paper	523,616	43	(169)	523,490
Corporate bonds	63,506	—	(48)	63,458
U.S. government securities	31,745	—	(28)	31,717
Total restricted cash equivalents and investments	1,065,317	78	(379)	1,065,016
Total unrestricted and restricted cash equivalents and investments	$3,214,606	$239	$(796)	$3,214,049
_______________
(1)Excludes $104.8 million of cash, which is included within the $2.3 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)Excludes $53.7 million of restricted cash, which is included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of December 31, 2021, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of December 31, 2021 was primarily related to the continued market volatility associated with COVID-19. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of December 31, 2021. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of December 31, 2021 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	December 31, 2021
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$506,161	$(283)
Corporate bonds	153,015	(126)
Commercial paper	736,586	(359)
U.S. government securities	31,717	(28)
Total available-for-sale debt securities in an unrealized loss position	$1,427,479	$(796)

Property and Equipment, net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2021	2020
Bike fleet	$138,216	$140,473
Leasehold improvements	100,252	105,169
Owned vehicles	150,443	112,498
Finance lease right-of-use assets	26,802	28,109
Computer equipment and software	19,103	17,923
Furniture and fixtures	5,110	5,099
Construction in progress	25,270	19,957
	465,196	429,228
Less: Accumulated depreciation	(167,001)	(115,931)
Property and equipment, net	$298,195	$313,297
Depreciation and amortization expense related to property and equipment was $115.3 million, $121.0 million, and $37.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2021	2020
Legal accruals	$349,518	$226,408
Insurance-related accruals	336,340	269,849
Ride-related accruals	196,716	196,439
Long-term debt, current	56,264	35,760
Insurance claims payable and related fees	33,696	28,318
Other	239,107	197,234
Accrued and other current liabilities	$1,211,641	$954,008
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$987,064	$1,378,462	$810,273
Reinsurance recoverable established in period	(251,328)	—	—
Additions related to:
Reserves for current period	276,810	401,049	889,653
Change in estimates for prior periods	250,332	168,131	219,163
Losses paid	(439,429)	(552,693)	(540,627)
Transfer of certain legacy auto insurance liabilities	—	(407,885)	—
Net balance at the end of the period	823,449	987,064	1,378,462
Add: Reinsurance recoverable at the end of the period	245,179	—	—
Balance at end of period	$1,068,628	$987,064	$1,378,462
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
The Company paid the $465.0 million cash consideration to Clarendon on April 3, 2020. The Company derecognized $407.9 million of insurance reserves liabilities and recognized a loss of $64.7 million for the net cost of the Novation on the consolidated statements of operations for the year ended December 31, 2021, with $62.5 million in cost of revenue and $2.2 million in general and administrative expenses. In conjunction with the Novation, Clarendon and PVIC executed a Retrocession Agreement, pursuant to which PVIC will reinsure Clarendon’s losses related to the Legacy Auto Liability in excess of an aggregate limit of $816.0 million.
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the Reinsurance Transaction”). The Reinsurance Agreement is on a funds withheld basis, meaning that funds are withheld by PVIC from the insurance premium owed to DARAG in order to pay future reinsurance claims on DARAG’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance of $271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities on the consolidated balance sheet. In addition to the initial funds withheld balance of $271.5 million, additional coverage of certain legacy insurance liabilities is collateralized by a trust account established by DARAG for the benefit of PVIC, which was $75.0 million upon consummation. As of December 31, 2021, the balance of the net funds withheld liability is zero. A loss of approximately $20.4 million for the total cost of the Reinsurance Transaction was recognized on the consolidated statement of operations for the year ended December 31, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since the premium of $271.5 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest income(1)	$9,074	$43,654	$102,506
Gain (loss) on sale of securities, net	687	(868)	246
Foreign currency exchange gains (losses), net	788	1,818	(523)
Sublease income	6,624	—	—
Gain from transaction with Woven Planet	119,284	—	—
Other, net	(524)	(935)	366
Other income (expense), net	$135,933	$43,669	$102,595
_______________
(1)Interest income was reported as a separate line item on the consolidated statement of operations in periods prior to the second quarter of 2020.

7. Fair Value Measurements
Financial Instruments Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$22,250	$—	$—	$22,250
Certificates of deposit	—	505,438	—	505,438
Commercial paper	—	806,388	—	806,388
Corporate bonds	—	99,705	—	99,705
Total unrestricted cash equivalents and short-term investments	22,250	1,411,531	—	1,433,781
Restricted Balances(2)
Money market funds	20,161	—	—	20,161
Certificates of deposit	—	421,144	—	421,144
Commercial paper	—	523,489	—	523,489
Corporate bonds	—	63,458	—	63,458
U.S. government securities	—	31,717	—	31,717
Total restricted cash equivalents and investments	20,161	1,039,808	—	1,059,969
Total unrestricted and restricted cash equivalents and investments	$42,411	$2,451,339	$—	$2,493,750
_______________
(1)$104.8 million of cash, $330.3 million of money market deposit accounts and $385.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.3 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)$53.7 million of restricted cash and $5.0 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

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

During the year ended December 31, 2021, the Company did not make any transfers between the levels of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values and the carrying value of our non-marketable equity securities are remeasured to fair value based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the consolidated statements of operations.
In March 2020, the Company purchased a non-marketable equity security for total cash consideration of $10.0 million that is classified in other investments on the consolidated balance sheets.
In June 2021, the Company received an investment in a non-marketable equity security in a privately held company without a readily determinable market value as part of licensing and data access agreements. The investment had a carrying value of $64.0 million and is categorized as Level 3. The Company does not have significant influence over this privately-held company and has elected to measure this investment as a non-marketable equity security and classified it in other investments on the consolidated balance sheet. As of December 31, 2021, there were no remeasurement adjustments related to this non-marketable equity security.
At December 31, 2021, there were $80.4 million of financial instruments measured at fair value on a non-recurring basis within other investments on the consolidated balance sheets.
8. Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 81 locations of which all leases have commenced as of December 31, 2021. These leases are classified as operating leases. As of December 31, 2021, the remaining lease terms vary from one month to eight years. For certain leases the Company has options to extend the lease term for periods varying from two months to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the consolidated balance sheet. As of December 31, 2021, the remaining lease terms vary between one month to three years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of December 31, 2021
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands, except for remaining lease terms and percentages):

	December 31, 2021	December 31, 2020
Operating Leases
Assets
Operating lease right-of-use assets	$223,412	$275,756
Liabilities
Operating lease liabilities, current	$53,765	$49,291
Operating lease liabilities, non-current	210,232	265,803
Total operating lease liabilities	$263,997	$315,094

Finance Leases
Assets
Finance lease right-of-use assets(1)	$26,802	$28,108
Liabilities
Finance lease liabilities, current(2)	13,556	20,795
Finance lease liabilities, non-current(3)	14,242	6,593
Total finance lease liabilities	$27,798	$27,388

Weighted-average remaining lease term (years)
Operating leases	5.6	6.3
Finance leases	2.2	1.5
Weighted-average discount rate
Operating leases	6.3%	6.4%
Finance leases	2.8%	4.7%
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the year ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020
Operating Leases
Operating lease cost	$73,973	$73,177

Finance Leases
Amortization of right-of-use assets	24,756	35,005
Interest on lease liabilities	1,073	1,980

Other Lease Costs
Short-term lease cost	5,264	4,664
Variable lease cost (1)	13,282	14,955
Total lease cost	$118,348	$129,781
_______________
(1)Consist primarily of common-area maintenance, taxes and utilities for real estate leases, and certain vehicle related charges under the Flexdrive program.
Sublease income was $6.6 million for the year ended December 31, 2021 which was primarily related to subleases from the Company's transaction with Woven Planet in the third quarter of 2021. Sublease income is included within other income, net on the consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$80,329	$67,825
Operating cash flows from finance leases	1,102	1,980
Financing cash flows from finance leases	35,547	41,682

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the consolidated balance sheet as of December 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total Leases
2022	$67,556	$13,956	$81,512
2023	59,084	10,038	69,122
2024	53,096	4,665	57,761
2025	41,840	—	41,840
2026	28,150	—	28,150
Thereafter	67,988	—	67,988
Total minimum lease payments	317,714	28,659	346,373
Less: amount of lease payments representing interest	(53,717)	(861)	(54,578)
Present value of future lease payments	263,997	27,798	291,795
Less: current obligations under leases	(53,765)	(13,556)	(67,321)
Long-term lease obligations	$210,232	$14,242	$224,474
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
9. Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with AWS, a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. In January 2019 and May 2020, the parties modified the aggregate commitment amounts and timing. Under the amended arrangement, the Company committed to spend an aggregate of at least $300 million between January 2019 and June 2022, with a minimum amount of $80 million in each of the three contractual periods, on services with AWS. As of December 31, 2021, the Company has made payments in excess of $300 million under the amended arrangement.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. The Company has made investments totaling $87.1 million as of December 31, 2021.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $23.1 million and investments totaling $23.5 million as of December 31, 2021.
As of December 31, 2021, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

2022	$46,752
2023	36,519
2024	8,800
2025	9,092
2026	9,396
Thereafter	9,711
Total future minimum payments	$120,270
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements.

The outstanding letters of credit are collateralized by cash. As of December 31, 2021 and 2020, the Company had letters of credit outstanding of $53.1 million and $54.2 million, respectively.
Indemnification
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors, parties to certain acquisition or divestiture transactions and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded on the consolidated statements of operations in connection with the indemnification provisions have not been material.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 3, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On January 12, 2021, a separate lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 12, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS have filed appeals to the California Court of Appeal. Briefing is currently underway. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. The Company and Uber filed motions to dismiss, which were denied by the court in March 2021. In September 2021, the Massachusetts Attorney General served Lyft and Uber with a motion for summary judgment on the issue of driver classification. In January 2022, before Lyft and Uber served their opposition briefs, the court continued the summary judgment motion until at least June 2022 to allow the parties more time to conduct discovery. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California or Massachusetts. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
Unemployment Insurance Assessment
The Company is involved in administrative audits with various state employment agencies, including audits related to driver classification, in California, Oregon, Wisconsin, Illinois, New York, New Jersey and North Carolina. The Company believes that drivers are properly classified as independent contractors and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain. The Company accrues liabilities that may result from assessments by, or any negotiated agreements with, these employment agencies when a loss is probable and reasonably estimable, and the expense is recorded to general and administrative expenses.
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
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders, or renters using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on the Lyft Platform, other riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of these and other plaintiffs are currently pending. Regardless of the outcome of these or other matters, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. Although the Company intends to vigorously defend against these lawsuits, its chances of success on the merits are still uncertain as these matters are at various stages of litigation and present a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable.
Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions have been filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions have been consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions have also been consolidated into one action in federal court in California. On July 1, 2020, the California state court sustained in part and overruled in part the Company's demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On February 26, 2021, the California state court struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend, and plaintiffs filed an amended complaint on March 17, 2021. The Company filed its demurrer and motion to strike the amended claim on April 13, 2021, and on July 16, 2021, the California state court overruled the demurrer but struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend. The state court plaintiffs filed their renewed motion to certify a class action on June 24, 2021, and on January 25, 2022, the court denied plaintiffs’ motion without prejudice and stayed the case in light of the certified class action proceeding in federal court. In the California federal court class action, on May 14, 2020, the Company filed a motion to dismiss the consolidated complaint and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the court certified the class action on August 20, 2021, and set trial to commence on December 5, 2022. On February 8, 2022, the parties informed the court they had reached an agreement in principle to settle the case on a class-wide basis. In the consolidated derivative action, at the parties’ joint request, the California federal court stayed the case on February 17, 2021. Although the Company believes these lawsuits are without merit and intends to vigorously defend against them, the Company has accrued amounts related to such matters when a loss is probable and reasonably estimable and the expense is recorded to general and administrative expenses.
10.    Debt
Outstanding debt obligations as of December 31, 2021 were as follows (in thousands):

	Maturities	Interest Rate	December 31, 2021	December 31, 2020
Convertible senior notes	May 2025	1.50%	$604,317	$568,744
Non-revolving Loan (1)	2022 - 2024	2.60% - 5.25%	75,680	103,305
Master Vehicle Loan (1)	2021 - 2024	2.60% - 6.75%	31,440	7,947
Total long-term debt, including current maturities			$711,437	$679,996
Less: long-term debt maturing within one year			56,264	(35,760)
Total long-term debt			$655,173	$644,236
_______________
(1)These loans were acquired as part of the Flexdrive acquisition on February 7, 2020.

The following table sets forth the primary components of interest expense as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contractual interest expense related to the 2025 Notes	$11,212	$7,008	$—
Amortization of debt discount and issuance costs	35,575	21,050	—
Interest expense related to vehicle loans	4,848	4,620	—
Interest expense	$51,635	$32,678	$—
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

During the quarter ended December 31, 2021, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on December 31, 2021, the if-converted value of the 2025 Notes was $832.0 million, exceeding the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

December 31, 2021
Principal	$747,498
Unamortized debt discount and debt issuance costs	(143,181)
Net carrying amount of liability component	$604,317
As of December 31, 2021, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $1.0 billion. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
The 2025 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the Initial Purchasers or their respective affiliates (the "option counterparties") at a cost of approximately $132.7 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2025 Notes sold in the offering. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the trading price of the Company’s Class A common stock price exceeds the conversion price of the 2025 Notes. The cap price of the Capped Calls will initially be $73.83 per share, which represents a premium of 150% over the last reported sale price of the Company's Class A common stock of $29.53 per share on The Nasdaq Global Select Market on May 12, 2020, and is subject to certain adjustments under the terms of the Capped Calls.
The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and included as a reduction to additional paid-in-capital within shareholders’ equity.
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. Pursuant to the term of the Non-revolving Loan as amended on June 21, 2021, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to a maximum term of 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the one-month LIBOR plus a spread on the date of the loan which ranges from 2.51% for an advance with a 24 month term and 2.74% for an advance with a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of December 31, 2021, the Company was in compliance with all covenants related to the Non-revolving Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
Master Vehicle Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from a minimum term of 12 months to a maximum term of 48 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.10% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash on the consolidated balance sheet.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of December 31, 2021, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $75.4 million and $31.1 million, respectively, as of December 31, 2021 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.

Maturities of long-term debt outstanding, including current maturities, as of December 31, 2021 were as follows (in thousands):

2022	$56,264
2023	29,292
2024	21,564
2025	604,317
2026	—
Thereafter	—
Total long-term debt outstanding	$711,437
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of December 31, 2021, the Company was in compliance with all covenants of the VPA. As of December 31, 2021, the outstanding borrowings from the interim financing under the VPA was $14.9 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. As of December 31, 2021, there was no exposure to loss under the terms of the guarantee.
As of December 31, 2021, there were no outstanding borrowings from any other financings.
11. Redeemable Convertible Preferred Stock
The Company previously issued Series Seed, Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, and Series I redeemable convertible preferred stock prior to the IPO. Immediately prior to the completion of the IPO on April 2, 2019, all outstanding shares of the Company’s redeemable convertible preferred stock converted into an aggregate of 219.2 million shares of Class A common stock with a carrying value of $5.2 million.
Voting
The holders of the redeemable convertible preferred stock had one vote for each share of common stock into which the shares of redeemable convertible preferred stock would have been converted, subject to certain limitations.
Dividends
The holders of redeemable convertible preferred stock were entitled to receive noncumulative dividends, when, as and if declared by the board of directors, in proportion to the original purchase price of such shares of redeemable convertible preferred stock. As of December 31, 2021, no dividends have been declared or paid.
Liquidation Preference
In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the then outstanding redeemable convertible preferred stock, were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock, a liquidation preference in an amount per share disclosed in the above table (as adjusted for stock splits, stock dividends and recapitalizations) plus all declared but unpaid dividends on such shares.

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
12. Common Stock and Employee Stock Plans
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

The following table summarizes the Company’s shares of common stock reserved for issuance as of December 31, 2021:

Options issued and outstanding under the 2008 Plan	1,104,813
RSUs outstanding under the 2008 Plan, the 2018 Plan, and the 2019 Plan	17,115,723
Remaining shares available for future issuance under the 2019 ESPP Plan and the 2019 Plan	82,426,987
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

The number of shares available for issuance under the 2019 Plan will be increased on January 1 of each year, beginning on January 1, 2020, in an amount equal to the least of (i) 35,000,000 shares, (ii) five percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the administrator. On January 1, 2020, an additional 15,129,789 shares of Class A common stock were reserved for issuance under the 2019 Plan. On January 1, 2021, an additional 16,186,855 shares of Class A common stock were reserved for issuance under the 2019 Plan.
The summary of stock option activity is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of December 31, 2020	1,919	$5.47	3.7	$86,095
Exercises	(812)	6.38
Forfeitures	(2)	6.28
Cancellations	—	—
Balance as of December 31, 2021	1,105	$4.79	1.8	$41,916
There were no stock options granted during the year ended December 31, 2021 and 2020. As of December 31, 2021, all outstanding options were fully vested and exercisable.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $41.9 million, $36.1 million and $617.4 million, respectively. The aggregate intrinsic value disclosed in the above table is based on the difference between the original exercise price of the stock option and the fair value of the Company’s common stock of $42.73 and $49.13 per share as of December 31, 2021 and 2020, respectively.
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
Restricted Stock Units
The summary of restricted stock unit activity (“RSU”) is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2020	33,602	$41.49	$1,650,577
Granted	12,453	56.83
Vested	(19,926)	45.88
Canceled	(9,013)	45.47
Nonvested units as of December 31, 2021	17,116	$45.75	$730,528
Expected to vest as of December 31, 2021	16,555		$707,403
Included in the grants for the year ended December 31, 2021 are approximately 923,000 performance based restricted stock units (“PSUs”). The weighted average grant date fair value per share of the PSUs granted in the year ended December 31, 2021 was $56.01. Included in these PSUs were the following:
i.PSUs that have performance criteria tied to the Company’s stock performance. The Company valued these PSUs using a Monte Carlo valuation model and took into consideration the likelihood of the market criteria being achieved. The resulting fair value expense is amortized over the life of the PSU award.
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
The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $1.0 billion, $0.7 billion and $1.8 billion, respectively. In connection with RSUs that vested in the year ended December 31, 2021, the Company withheld 508,934 shares and remitted cash payments of $26.3 million on behalf of the RSU holders to the relevant tax authorities. In connection with RSUs that vested in the year ended December 31, 2020, the Company withheld 551,372 shares and remitted cash payments of $20.2 million on behalf of the RSU holders to the relevant tax authorities. In connection with RSUs that vested in the year ended December 31, 2019, the Company withheld 10,777,331 shares and remitted cash payments of $719.5 million on behalf of the RSU holders to the relevant tax authorities.
The Company’s default tax withholding method for RSUs is the sell-to-cover method with the exception of RSUs held by Section 16 officers, as set forth in Rule 16a-1 of the the Securities Exchange Act of 1934, of the Company that will use the net settlement method.
2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The initial ESPP went into effect on March 27, 2019 and was amended on July 26, 2021. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The ESPP provides for consecutive, overlapping 12-month offering periods, subject to certain reset provisions as defined in the plan. The initial offering period ran from March 28, 2019 through June 30, 2020.
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. On January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2021, an additional 3,237,371 shares of Class A common stock were reserved for issuance under the ESPP. As of December 31, 2021, 2,267,947 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
Stock-Based Compensation
The Company recorded stock-based compensation expense on the consolidated statements of operations for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$39,491	$28,743	$81,321
Operations and support	24,083	15,829	75,212
Research and development	414,324	325,624	971,941
Sales and marketing	38,243	23,385	72,046
General and administrative	208,419	172,226	398,791
Total stock-based compensation expense	$724,560	$565,807	$1,599,311
In conjunction with one of the acquisitions in 2018, the Company issued 241,390 shares of restricted stock awards to executives of an acquired company with an aggregate grant-date fair value of $11.4 million. These restricted stock awards are fully vested as of the year ended December 31, 2020. The Company recorded $4.2 million and $6.0 million as compensation related to these vested restricted stock awards which is included in research and development expense on the consolidated statement of operations for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2021 and 2020 there are no remaining unrecognized compensation costs related to unvested stock options and restricted stock awards. As of December 31, 2019, there was $3.9 million of unrecognized compensation cost related to unvested stock options and restricted stock awards, which was recognized over a weighted-average period of 0.7 years. As of December 31, 2021, there was a $2.9 million stock-based compensation liability associated with performance awards that have not yet been issued.

As of December 31, 2021, the total unrecognized compensation cost was $587.5 million. The Company expects to recognize this expense over the remaining weighted-average period of approximately 1.7 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
13. Income Taxes
The components of the provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(1,019,704)	$(1,804,623)	$(2,600,858)
Foreign	21,570	7,232	973
Loss before income taxes	$(998,134)	$(1,797,391)	$(2,599,885)
The provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision
Federal	$—	$—	$—
State	1,272	1,201	2,704
Foreign	7,228	1,156	1,901
Total current	$8,500	$2,357	$4,605

Deferred provision
Federal	639	(36,375)	(269)
State	—	(9,534)	(891)
Foreign	2,086	(982)	(1,089)
Total deferred	2,725	(46,891)	(2,249)
Total provision for (benefit from) income taxes	$11,225	$(44,534)	$2,356
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Provision at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	2.7	3.2	7.6
Permanent tax adjustments	(0.2)	(0.4)	(0.3)
Nondeductible expenses	(1.1)	(0.6)	(0.1)
Stock-based compensation	2.5	1.0	9.9
Convertible senior notes	—	2.7	—
Change in valuation allowance	(25.3)	(24.0)	(38.1)
Other adjustments	(0.7)	(0.3)	(0.2)
Provision for income taxes	(1.1)%	2.6%	(0.2)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$2,079,896	$1,697,745
Insurance reserves and accruals	276,625	355,642
Stock-based compensation	38,066	108,846
Accrued legal settlement/fees	89,680	61,889
Lease liability	66,211	86,093
Accrued and other liabilities	52,694	65,812
Total deferred tax assets	2,603,172	2,376,027
Less: Valuation allowance	(2,396,949)	(2,144,548)
Deferred tax assets, net of valuation allowance	206,223	231,479
Deferred tax liabilities:
State income taxes	(115,605)	(108,250)
Operating lease right of use assets	(59,838)	(75,271)
Convertible senior notes	(31,892)	(46,324)
Total deferred tax liabilities	(207,335)	(229,845)
Net deferred tax assets	$(1,112)	$1,634
A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$2,144,548	$1,751,118	$761,728
Net changes in deferred tax assets and liabilities	252,401	393,430	989,390
Ending balance	$2,396,949	$2,144,548	$1,751,118
The valuation allowance increased by $252.4 million for the year ended December 31, 2021, compared to the increase of $393.4 million for the year ended December 31, 2020. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception.
As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of approximately $7.5 billion and $6.7 billion, respectively.
The federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2030 and will continue to expire through 2037, while federal net operating loss carryforwards generated in 2018 or later do not expire. The state net operating loss carryovers will begin to expire in 2022 and will continue to expire at various times depending upon individual state carryforward rules. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.
The Company is subject to taxation in the United States and various foreign jurisdictions. All net operating losses generated to date are subject to adjustment for U.S. federal and state income tax purposes. Additionally, all tax years remain open to examination as of December 31, 2021.
The Company has not provided foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2021, 2020, and 2019, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place by the 2017 Tax Act.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2021, 2020 and 2019.

14. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, RSUs, PSUs, the 2025 Notes, restricted stock awards, stock purchase rights granted under the Company’s ESPP and early exercised stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(1,009,359)	$(1,752,857)	$(2,602,241)
Weighted-average shares used in computing net loss per share, basic and diluted	334,724	312,175	227,498
Net loss per share, basic and diluted	$(3.02)	$(5.61)	$(11.44)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of December 31,
	2021	2020	2019
2025 Notes(1)	19,471	19,471	—
Restricted stock units	16,285	33,428	41,685
Stock options	1,105	1,919	2,957
Performance based restricted stock units	831	175	—
ESPP	115	89	—
Restricted stock awards	—	—	94
Total	37,807	55,082	44,736
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
15. Related Party Transactions
During the year ended December 31, 2019, the Company purchased certain advertising-related and other services in the amount of $18.1 million from a company that is affiliated with a significant stockholder of the Company, which was recorded to cost of revenue and sales and marketing expenses on the consolidated statements of operations based on the nature of the services. This entity ceased to be a related party in April 2019.
During the year ended December 31, 2019, the Company purchased certain marketing services in the amount of $1.9 million from two companies owned by a significant stockholder of the Company. During the years ended December 31, 2021 and 2020, the amounts purchased from these related parties as included on the consolidated statement of operations were immaterial.
As of December 31, 2021, 2020 and 2019, amounts due from and to these related parties as included on the consolidated balance sheets were immaterial.
The Company's remaining transactions with related parties were immaterial for the years ended December 31, 2021, 2020 and 2019.
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
As of December 31, 2021, there were no restructuring-related liabilities. As of December 31, 2020, the remaining liability for restructuring related costs was immaterial.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-38846	3.1	5/14/2019

3.2	Amended and Restated Bylaws of the registrant, as amended, as currently in effect.	8-K	001-38846	3.1	4/10/2020

4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-229996	4.1	3/18/2019

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 27, 2018.	S-1	333-229996	4.2	3/1/2019

4.3	Description of Capital Stock.	10-K	001-38846	4.3	2/28/2020

4.4	Indenture, dated as of May 15, 2020, between Lyft, Inc. and U.S. Bank National Association, as trustee.	8-K	001-38846	4.1	5/15/2020

4.5	Form of 1.50% Convertible Senior Notes due 2025 (included in Exhibit 4.4).	8-K	001-38846	4.2	5/15/2020

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-229996	10.1	3/1/2019

10.2+	Lyft, Inc. 2019 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.2	3/18/2019

10.3+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.	10-Q	001-38846	10.1	11/12/2020

10.4+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements, as amended and restated as of July 26, 2021.	10-Q	001-38846	10.1	11/04/2021

10.5+	Lyft, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.4	3/18/2019

10.6+	Lyft, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.5	3/18/2019

10.7+	Lyft, Inc. Executive Change in Control and Severance Plan.	S-1	333-229996	10.6	3/1/2019

10.8+	Lyft, Inc. Outside Director Compensation Policy.	S-1	333-229996	10.7	3/1/2019

10.9+	Employment Letter Agreement between the registrant and Logan Green, dated as of March 12, 2019.	S-1/A	333-229996	10.8	3/18/2019

10.10+	Employment Letter Agreement between the registrant and John Zimmer, dated as of March 14, 2019.	S-1/A	333-229996	10.9	3/18/2019

10.11+	Employment Letter Agreement between the registrant and Kristin Sverchek, dated as of March 8, 2019.	S-1/A	333-229996	10.10	3/18/2019

10.12+	Employment Letter Agreement between the registrant and Brian Roberts, dated as of March 13, 2019.	S-1/A	333-229996	10.11	3/18/2019

10.13+	Employment Letter Agreement between the registrant and Ashwin Raj, dated as of February 16, 2022.

10.14+	Employment Letter Agreement between the registrant and Elaine Paul, dated as of November 26, 2021.

10.15+	Confidential Separation Agreement and General Release between the registrant and Brian Roberts, dated as of December 1, 2021.

10.16+	Consulting Agreement between the registrant and Brian Roberts, dated as of December 1, 2021.

10.17(i)	Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of April 8, 2016 as amended on September 27, 2017, May 31, 2018, June 11, 2018 and September 24, 2018.	S-1/A	333-229996	10.14	3/18/2019

10.17(ii)	Fifth Amendment to Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of November 18, 2019.	10-K	001-38846	10.14(ii)	2/28/2020

10.18	Sublease between the registrant and Dropbox, Inc., dated as of February 23, 2016.	S-1/A	333-229996	10.15	3/18/2019

10.19+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.	10-Q	001-38846	10.1	11/12/2020

10.20	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	5/15/2020

21.1	List of subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Lyft, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2021, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2021, 2020, and 2019; (iii) Consolidated Balance Sheets as of December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021, 2020, and 2019; (v) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the fiscal years ended December 31, 2021, 2020, and 2019; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Lyft, Inc’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (included as Exhibit 101).
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

LYFT, INC.

Date: February 28, 2022	By:	/s/ Logan Green
Logan Green
Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Logan Green, John Zimmer and Elaine Paul, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Logan Green	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Logan Green

/s/ John Zimmer	President and Vice Chair	February 28, 2022
John Zimmer

/s/ Elaine Paul	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Elaine Paul

/s/ Lisa Blackwood-Kapral	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Lisa Blackwood-Kapral

/s/ Prashant (Sean) Aggarwal	Chair	February 28, 2022
Prashant (Sean) Aggarwal

/s/ Ariel Cohen	Director	February 28, 2022
Ariel Cohen

/s/ Valerie Jarrett	Director	February 28, 2022
Valerie Jarrett

/s/ David Lawee	Director	February 28, 2022
David Lawee

/s/ Ann Miura-Ko	Director	February 28, 2022
Ann Miura-Ko

/s/ David Risher	Director	February 28, 2022
David Risher
/s/ Mary Agnes (Maggie) Wilderotter	Director	February 28, 2022
Mary Agnes (Maggie) Wilderotter