Form 10-K/A
period 2021-12-31
Lyft, Inc.
filed 2022-04-29
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K/A to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended
December 31, 2021.

EXPLANATORY NOTE
Lyft, Inc. (“the Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (this "Amendment" or "Form 10-K/A") is being filed to restate the Company's previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as to provide restated interim financial information as of September 30, 2021 and for the three and nine months then ended (collectively, the "Affected Periods"), contained in the Original Form 10-K and the Company’s Form 10-Q for the quarterly period ended September 30, 2021 (the “Form 10-Q”). This Amendment also amends the Company’s conclusions and disclosures included in Item 9A Controls and Procedures of the Original Form 10-K related to disclosure controls and procedures and internal control over financial reporting.
Background of Restatement
Subsequent to the filing of the Original Form 10-K, an error was identified related to the accounting of losses ceded under the Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies. This agreement was entered into on April 22, 2021.
Under the terms of the Reinsurance Agreement, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (the “Reinsurance Transaction”). The Reinsurance Agreement is on a funds withheld basis, meaning that the premium was withheld by PVIC to fund future reinsurance claims on DARAG’s behalf. In addition to the funds withheld balance of $271.5 million, coverage of certain legacy insurance liabilities is collateralized by a trust account established by DARAG for the benefit of PVIC, which was $75.0 million upon consummation.
The Company applied retroactive insurance accounting in accordance with Accounting Standards Codification (“ASC”) 720-20, “Insurance Costs”, which requires the deferral of any gains (excess benefits) retrospectively calculated as the excess of expected recoveries over the premium (the funds withheld payable) less a cumulative retrospectively calculated amortization adjustment. During the Affected Periods and as accounted for in the financial statements included in the Form 10-Q and the Original Form 10-K, the Company included collateral provided by DARAG as a component of the premium in calculating the excess benefits. Subsequent to the filing of the Original Form 10-K, the Company determined that the collateral balance should not be included in this calculation. Therefore, losses ceded under the Reinsurance Agreement that exceeded the funds withheld liability balance of $271.5 million should have resulted in the recognition of a deferred gain liability. The deferral of gains has a negative impact in the current period to cost of revenue as the losses on direct liabilities are not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provides a benefit to cost of revenue in current and future periods equal to the excess benefits received.
On April 28, 2022, the audit committee of the Company's board of directors concluded, after discussion with the Company’s management, that the previously issued financial statements for the Affected Periods should no longer be relied upon due to this error and require restatement. This Amendment reflects the changes discussed above for the Affected Periods and restates the Company’s consolidated financial statements as of and for the year ended December 31, 2021, as well as provides restated unaudited financial information as of September 30, 2021 and for the three and nine months then ended.
Effects of Restatement
As a result of the factors described above, the Company has included in this Amendment the restated financial statements as of and for the year ended December 31, 2021 and restated financial information as of September 30, 2021, and for the three and nine months then ended to restate the following items:
•understatement of cost of revenue, loss from operations, loss before income taxes and net loss by $52.8 million for the year ended December 31, 2021 and $28.2 million for the three and nine months ended September 30, 2021, and the related impacts on net loss per share
•understatement of liabilities and accumulated deficit by $52.8 million as of December 31, 2021 and $28.2 million as of September 30, 2021
The restatement of the financial statements does not affect the Company’s previously reported revenue, cash flows, cash position or the non-GAAP financial measures - including Contribution, Contribution Margin and Adjusted EBITDA - for the Affected Periods. Neither the changes nor the restatement of the financial statements affect compliance with the financial covenants contained in the Company’s outstanding debt instruments or compliance with any other material agreement of the Company or its subsidiaries.
See Note 1A to the Notes of the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. Management has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2021 and December 31, 2021, and its internal control over financial reporting was not effective as of December 31, 2021 due to the following material weakness. Specifically, there was a lack of an effectively designed control activity over the evaluation of the impact of the terms of the Reinsurance Agreement on the accounting and reporting of the excess benefits of the Reinsurance Transaction. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A.
Items Amended in this Amendment
This Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-K have been amended:
• Part I, Item 1A, Risk Factors
• Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
• Part II, Item 8, Financial Statements and Supplementary Data
• Part II, Item 9A, Controls and Procedures
• Part IV, Item 15, Exhibits and Financial Statement Schedules
Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

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
•our ability to successfully acquire and integrate companies and assets;
•the restatement of our financial statements for the Affected Periods and the impact of such restatement on our future financial statements and other financial measures; and
•the material weakness we identified in our internal control over financial reporting, our efforts to remediate such material weakness and the timing of remediation.
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
Risks Related to Restatement of Our Consolidated Financial Statements
•we have had to restate our previously issued financial statements and in connection with such process, identified a material weakness in our internal control over financial reporting; and
•we may face litigation over the restatement of our previously issued financial statements.

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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. Furthermore, if any issues in complying with those requirements are identified, such as our restatement of our previously issued consolidated financial statements and related material weakness as described in this Report and as further described in the “Risks Related to Restatement of our Consolidated Financial Statements”, we have incurred and could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers.
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
Risks Related to Restatement of Our Consolidated Financial Statements
We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

On April 28, 2022, the audit committee of the Company's board of directors concluded, after discussion with the Company’s management, that the previously issued financial statements during the Affected Periods should no longer be relied upon due to an error that resulted in the understatement of cost of revenue and net loss for the Affected Periods, as further described above and require restatement. As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. Management has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2021 and December 31, 2021, and its internal control over financial reporting was not effective as of December 31, 2021 due to the following material weakness. Specifically, there was a lack of an effectively designed control activity over the evaluation of the impact of the terms of the Reinsurance Agreement on the accounting and reporting of the excess benefits of the Reinsurance Transaction. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse affect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.
As part of the restatement, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement, the change in accounting for the Reinsurance Agreement, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.
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
Restatement of Previously Issued Financial Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 1A to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”
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
•Net loss was $1.1 billion, a decrease of 39% and 59% compared to 2020 and 2019, respectively.
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
We have strengthened our business over the last year and we are confident in our ability to continue to navigate this challenging period. In 2021, we saw continued recovery as vaccines were more widely distributed and more communities fully reopened, which resulted in revenue increasing 36% in 2021 compared to the prior year, and the number of Active Riders increasing 49.2% in the fourth quarter of 2021 compared to the fourth quarter of 2020. Net loss decreased $690.7 million, or 39%, from $1.8 billion in 2020 to $1.1 billion in 2021, which included a benefit from a pre-tax gain of $119.3 million from the transaction with Woven Planet. Adjusted EBITDA in 2021 was $92.9 million, marking our first annual Adjusted EBITDA profitability. We remain focused on our long-term growth opportunities. With $2.3 billion in unrestricted cash and cash equivalents and short-term investments as of December 31, 2021, we believe we have sufficient liquidity to continue business operations and to take action we determine to be in the best interests of our employees, stockholders, stakeholders and of drivers and riders on the Lyft Platform. For more information on risks associated with the COVID-19 pandemic, see the section titled “Risk Factors” in Item 1A of Part I.
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
On April 22, 2021, our wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (the “Reinsurance Transaction”). Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, result in the recognition of a deferred gain liability.. The deferred gain liability is amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves. The settlement period of the ceded reserves is based on the life-to-date cumulative losses collected and likely extends over periods longer than a quarter. The amount of the deferral that is amortized is recalculated each period based on loss payments and updated estimates of the portfolio’s total losses. When the amount and timing of the reinsurance recoveries are uncertain, the recovery method should be used to calculate the amount of amortization in period. The deferral of gains has a negative impact in the current period to cost of revenue as the losses on direct liabilities are not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provides a benefit to cost of revenue in current and future periods equal to the excess benefits received.
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
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for recently issued accounting pronouncements not yet adopted as of the date of this report.
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
Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
	(in thousands)
Revenue	$3,208,323	$2,364,681	$3,615,960
Costs and expenses
Cost of revenue	1,702,317	1,447,516	2,176,469
Operations and support	402,233	453,963	636,116
Research and development	911,946	909,126	1,505,640
Sales and marketing	411,406	416,331	814,122
General and administrative	915,638	946,127	1,186,093
Total costs and expenses	4,343,540	4,173,063	6,318,440
Loss from operations	(1,135,217)	(1,808,382)	(2,702,480)
Interest expense	(51,635)	(32,678)	—
Other income, net	135,933	43,669	102,595
Loss before income taxes	(1,050,919)	(1,797,391)	(2,599,885)
Provision for (benefit from) income taxes	11,225	(44,534)	2,356
Net loss	$(1,062,144)	$(1,752,857)	$(2,602,241)
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
Revenue	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	53.1	61.2	60.2
Operations and support	12.5	19.2	17.6
Research and development	28.4	38.4	41.6
Sales and marketing	12.8	17.6	22.5
General and administrative	28.5	40.0	32.8
Total costs and expenses	135.4	176.5	174.7
Loss from operations	(35.4)	(76.5)	(74.7)
Interest expense	(1.6)	(1.4)	—
Other income, net	4.2	1.8	2.8
Loss before income taxes	(32.8)	(76.0)	(71.9)
Provision for (benefit from) income taxes	0.3	(1.9)	0.1
Net loss	(33.1)%	(74.1)%	(72.0)%
Comparison of Years Ended December 31, 2021, 2020 and 2019
Revenue

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(in thousands, except for percentages)
Revenue	$3,208,323	$2,364,681	$3,615,960	36%	(35)%
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
Cost of Revenue

	Year Ended December 31,			2020 to 2021 % Change	2019 to 2020 % Change
	2021	2020	2019
	(As Restated)
	(in thousands, except for percentages)
Cost of revenue	$1,702,317	$1,447,516	$2,176,469	18%	(33)%
Cost of revenue increased $254.8 million, or 18%, in 2021 as compared to the prior year. The increase was due primarily to an increase of $213.4 million in insurance costs driven by increased rider demand. Insurance costs were also impacted by (i) an increase of $52.8 million attributable to the net amount recognized relating to claims ceded under the Reinsurance Agreement, which included the deferral of gains and a benefit recognized for the amortization of deferred gains, (ii) an increase of $46.2 million attributable to changes in estimates to the liabilities for insurance required by regulatory agencies, and (iii) a $62.5 million decrease in transaction costs related to the transfer of certain legacy auto insurance liabilities from the first quarter of 2020. In addition, there was an increase of $48.4 million in transaction fees and $14.9 million in bikes and scooter related costs driven by the increased ride volume as a result of increased demand as recovery from the pandemic continued. These increases were partially offset by a $31.4 million decrease in costs related to Flexdrive and a $13.4 million decrease in web-hosting fees to support our platform.
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
•net amount from claims ceded under the Reinsurance Agreement;
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

Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, result in the recognition of a deferred gain liability. The deferral of gains has a negative impact in the current period to cost of revenue as the losses on direct liabilities are not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provides a benefit to cost of revenue in current and future periods equal to the excess benefits received. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related adverse development and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Additionally, net amounts recognized for claims ceded under the Reinsurance Agreement would represent changes to historical liabilities for insurance required by regulatory agencies. As stated above, we believe prior period changes to insurance liabilities do not illustrate the current period performance of our ongoing operations or how the business is managed. This is because we have limited ability to influence the ultimate development of these historical claims, which can potentially date back years. Therefore, in the event that the net amount of any adverse developments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement”. For transparency, to help investors understand the implications of the restatement and our revised accounting treatment related to the Reinsurance Agreement, we have broken out “Net amount of claims ceded under the Reinsurance Agreement,” which would otherwise have been captured in “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.” As of December 31, 2021, we had $52.8 million of deferred gains related to losses ceded under the Reinsurance Agreement, which are included within accrued and other current liabilities on the consolidated balance sheets.
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
•net amount from claims ceded under the Reinsurance Agreement;
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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
	(in millions)
Revenue	$3,208.3	$2,364.7	$3,616.0
Less: cost of revenue	(1,702.3)	(1,447.5)	(2,176.5)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	11.0	12.0	19.5
Stock-based compensation	39.5	28.7	81.4
Payroll tax expense related to stock-based compensation	1.8	1.5	1.8
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	250.3	204.1	270.3
Net amount from claims ceded under the Reinsurance Agreement(2)	52.8	—	—
Transaction costs related to certain legacy auto insurance liabilities(3)(4)	20.2	62.5	—
Restructuring charges(5)	—	3.5	—
Contribution(6)	$1,881.6	$1,229.5	$1,812.5
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
(2)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral of gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period. For transparency, to help investors understand the implications of the restatement and our revised accounting treatment related to the Reinsurance Agreement, we have broken out “Net amount of claims ceded under the Reinsurance Agreement,” which would otherwise have been captured in “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.”
(3)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the year ended December 31, 2021.
(4)In the first quarter of 2020, we transferred certain legacy auto insurance liabilities. The total impact of the transfer of certain legacy auto insurance liabilities on our consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the year ended 2020.
(5)Included in restructuring charges is $2.0 million of severance and other employee costs and $1.5 million of other restructuring charges. Restructuring related charges for the stock-based compensation benefit of $4.2 million and payroll taxes related to stock-based compensation of $0.1 million are included on their respective line items.
(6)Due to rounding, numbers presented may not add up precisely to the totals provided.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
	(in millions)
Net loss	$(1,062.1)	$(1,752.9)	$(2,602.2)
Adjusted to exclude the following:
Interest expense(1)	52.8	34.3	—
Other income, net(2)	(135.9)	(43.7)	(102.6)
Provision for (benefit from) income taxes	11.2	(44.5)	2.3
Depreciation and amortization	139.3	157.4	108.3
Stock-based compensation	724.6	565.8	1,599.3
Payroll tax expense related to stock-based compensation	31.5	23.7	44.7
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(3)	250.3	204.1	270.3
Net amount of claims ceded under the Reinsurance Agreement(4)	52.8	—	—
Sublease income(5)	6.6	—	—
Costs related to acquisitions and divestitures(6)	1.5	0.4	1.0
Transaction costs related to certain legacy auto insurance liabilities(7)(8)	20.4	64.7	—
Restructuring charges(9)	—	35.5	—
Adjusted EBITDA(10)	$92.9	$(755.2)	$(678.9)
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
(4)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral of gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period. For transparency, to help investors understand the implications of the restatement and our revised accounting treatment related to the Reinsurance Agreement, we have broken out “Net amount of claims ceded under the Reinsurance Agreement,” which would otherwise have been captured in “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.”
(5)Includes sublease income from subleases entered into as part of the transaction with Woven Planet in the third quarter of 2021. Sublease income prior to the third quarter of 2021 was immaterial. Refer to Note 4 "Divestitures" to the consolidated financial statements for information regarding our transaction with Woven Planet for the divestiture of certain assets related to our self-driving vehicles division, Level 5.
(6)Includes third-party costs incurred related to our transaction with Woven Planet which closed on July 13, 2021.
(7)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the year ended December 31, 2021.
(8)In the first quarter of 2020, we transferred certain legacy auto insurance liabilities. The total impact of the transfer of certain legacy auto insurance liabilities on our consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the year ended December 31, 2021.
(9)Included in restructuring charges is $32.9 million of severance and other employee costs and $2.6 million related to lease termination and other restructuring costs. Restructuring-related charges for the stock-based compensation benefit of $50.0 million, payroll taxes related to stock-based compensation of $0.7 million and accelerated depreciation of $0.5 million are included on their respective line items.
(10)Due to rounding, numbers presented may not add up precisely to the totals provided.

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
Operating Activities
Cash used in operating activities was $101.7 million for the year ended December 31, 2021. This consisted primarily of a net loss of $1.1 billion and a $119.3 million pre-tax gain from the transaction with Woven Planet. This was offset by non-cash stock-based compensation expense of $724.6 million and depreciation and amortization expense of $139.3 million.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to a lack of an effectively designed control activity over the evaluation of the impact of the terms of the Reinsurance Agreement on the accounting and reporting of the excess benefits of the Reinsurance Transaction.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting
As discussed in Note 1A to the consolidated financial statements, the Company has restated its 2021 financial statements to correct errors.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to a lack of an effectively designed control activity over the evaluation of the impact of the terms of the Reinsurance Agreement on the accounting and reporting of the excess benefits of the Reinsurance Transaction. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2022, except for the effects of the restatement discussed in Note 1A to the consolidated financial statements and the matter discussed in the fourth paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is April 29, 2022
We have served as the Company’s auditor since 2015.

Lyft, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	December 31,
	2021	2020
	(As Restated)
Assets
Current assets
Cash and cash equivalents	$457,325	$319,734
Short-term investments	1,796,533	1,931,334
Prepaid expenses and other current assets	522,212	343,070
Total current assets	2,776,070	2,594,138
Restricted cash and cash equivalents	73,205	118,559
Restricted investments	1,044,855	1,101,712
Other investments	80,411	10,000
Property and equipment, net	298,195	313,297
Operating lease right of use assets	223,412	275,756
Intangible assets, net	50,765	65,845
Goodwill	180,516	182,687
Other assets	46,455	16,970
Total assets	$4,773,884	$4,678,964
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$129,542	$84,108
Insurance reserves	1,068,628	987,064
Accrued and other current liabilities	1,264,426	954,008
Operating lease liabilities — current	53,765	49,291
Total current liabilities	2,516,361	2,074,471
Operating lease liabilities	210,232	265,803
Long-term debt, net of current portion	655,173	644,236
Other liabilities	50,905	18,291
Total liabilities	3,432,671	3,002,801
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of December 31, 2021 and December 31, 2020; 336,335,594 and 314,934,487 Class A shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; 100,000,000 Class B shares authorized as of December 31, 2021 and December 31, 2020; 8,602,629 and 8,802,629 Class B shares issued and outstanding, as of December 31, 2021 and December 31, 2020	3	3
Additional paid-in capital	9,706,293	8,977,061
Accumulated other comprehensive income (loss)	(2,511)	(473)
Accumulated deficit	(8,362,572)	(7,300,428)
Total stockholders’ equity	1,341,213	1,676,163
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$4,773,884	$4,678,964

The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
Revenue	$3,208,323	$2,364,681	$3,615,960
Costs and expenses
Cost of revenue	1,702,317	1,447,516	2,176,469
Operations and support	402,233	453,963	636,116
Research and development	911,946	909,126	1,505,640
Sales and marketing	411,406	416,331	814,122
General and administrative	915,638	946,127	1,186,093
Total costs and expenses	4,343,540	4,173,063	6,318,440
Loss from operations	(1,135,217)	(1,808,382)	(2,702,480)
Interest expense	(51,635)	(32,678)	—
Other income, net	135,933	43,669	102,595
Loss before income taxes	(1,050,919)	(1,797,391)	(2,599,885)
Provision for (benefit from) income taxes	11,225	(44,534)	2,356
Net loss	$(1,062,144)	$(1,752,857)	$(2,602,241)
Net loss per share, basic and diluted	$(3.17)	$(5.61)	$(11.44)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	334,724	312,175	227,498
Stock-based compensation included in costs and expenses:
Cost of revenue	$39,491	$28,743	$81,321
Operations and support	24,083	15,829	75,212
Research and development	414,324	325,624	971,941
Sales and marketing	38,243	23,385	72,046
General and administrative	208,419	172,226	398,791
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
Net loss	$(1,062,144)	$(1,752,857)	$(2,602,241)
Other comprehensive income (loss)
Foreign currency translation adjustment	(931)	(2,187)	162
Unrealized gain (loss) on marketable securities, net of taxes	(1,107)	(1,011)	2,430
Other comprehensive income (loss)	(2,038)	(3,198)	2,592
Comprehensive loss	$(1,064,182)	$(1,756,055)	$(2,599,649)
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

Lyft, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	—	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	—	—	812	—	5,184	—	—	5,184
Issuance of common stock upon settlement of restricted stock units	—	—	19,926	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(509)	—	(26,298)	—	—	(26,298)
Issuance of common stock under employee stock purchase plan	—	—	972	—	28,637	—	—	28,637
Settlement of convertible senior notes	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	721,710	—	—	721,710
Other comprehensive loss	—	—	—	—	—	—	(2,038)	(2,038)
Net loss (as restated)	—	—	—	—	—	(1,062,144)	—	(1,062,144)
Balance as of December 31, 2021 (as restated)	—	$—	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213

The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
Cash flows from operating activities
Net loss	$(1,062,144)	$(1,752,857)	$(2,602,241)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	139,347	157,353	108,429
Stock-based compensation	724,560	565,807	1,599,311
Amortization of premium on marketable securities	4,100	6,461	597
Accretion of discount on marketable securities	(1,513)	(14,075)	(39,285)
Amortization of debt discount and issuance costs	35,575	21,050	—
Deferred income tax from convertible senior notes	—	(46,324)	—
Loss on sale and disposal of assets, net	5,538	15,216	36,541
Gain on divestiture	(119,284)	—	—
Other	3,321	4,518	(875)
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(207,046)	39,573	(119,453)
Operating lease right-of-use assets	61,301	61,201	108,600
Accounts payable	47,080	44,489	5,067
Insurance reserves	81,564	(391,398)	568,190
Accrued and other liabilities	234,212	(36,679)	332,363
Lease liabilities	(48,332)	(53,234)	(102,946)
Net cash used in operating activities	(101,721)	(1,378,899)	(105,702)
Cash flows from investing activities
Purchases of marketable securities	(3,801,736)	(4,112,677)	(6,448,895)
Purchase of non-marketable security	(5,000)	(10,000)	—
Purchases of term deposits	(458,021)	(1,110,317)	(142,811)
Proceeds from sales of marketable securities	513,009	656,960	1,092,978
Proceeds from maturities of marketable securities	3,259,221	4,745,926	4,071,165
Proceeds from maturities of term deposits	675,481	645,622	—
Purchases of property and equipment and scooter fleet	(79,176)	(93,639)	(178,088)
Cash paid for acquisitions, net of cash acquired	3	(12,342)	(12,323)
Sales of property and equipment	42,543	30,894	7,131
Proceeds from divestiture	122,688	—	—
Other	(2,000)	—	—
Net cash provided by (used in) investing activities	267,012	740,427	(1,610,843)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions, offering costs and reimbursements	—	—	2,484,029
Repayment of loans	(44,446)	(50,639)	—
Proceeds from issuance of convertible senior notes	—	734,065	—
Payment of debt issuance costs	—	(824)	—
Purchase of capped call	—	(132,681)	—
Proceeds from exercise of stock options and other common stock issuances	33,822	26,067	33,062
Taxes paid related to net share settlement of equity awards	(26,297)	(20,240)	(942,895)
Principal payments on finance lease obligations	(35,547)	(41,682)	—
Other	(2)	(1,500)	—
Net cash provided by (used in) financing activities	(72,470)	512,566	1,574,196
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(113)	(74)	328
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	92,708	(125,980)	(142,021)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	438,485	564,465	706,486
End of period	$531,193	$438,485	$564,465
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
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
1A. Restatement of Previously Issued Financial Statements
Restatement of Previously Issued Financial Statements
Subsequent to the filing of the Original Form 10-K, the Company identified an error related to the accounting of losses ceded under the Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies. This agreement was entered into on April 22, 2021. Under the terms of the Reinsurance Agreement, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the Reinsurance Transaction”). The Reinsurance Agreement is on a funds withheld basis, meaning that the premium was withheld by PVIC in order to fund future reinsurance claims due from DARAG. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance of $271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities on the consolidated balance sheet. In addition to the initial funds withheld balance of $271.5 million, additional coverage of certain legacy insurance liabilities is collateralized by a trust account established by DARAG for the benefit of PVIC, which was $75.0 million upon consummation.
The Company applied retroactive insurance accounting in accordance with Accounting Standards Codification (“ASC”) 720-20, “Insurance Costs.”, which requires the deferral of any gains (excess benefits) retrospectively calculated as the excess of expected recoveries over the premium (the funds withheld payable) less a cumulative retrospectively calculated amortization adjustment. During the Affected Periods, the Company included collateral provided by DARAG as a component of the premium in calculating the excess benefits. Subsequent to the filing of the Original Form 10-K, it was determined that the collateral balance should not be included in this calculation. Therefore, losses ceded under the Reinsurance Agreement that exceeded the funds withheld liability balance of $271.5 million should have resulted in the recognition of a deferred gain liability. The deferral of gains has a negative impact in the current period to cost of revenue as the losses on direct liabilities are not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provides a benefit to cost of revenue in current and future periods equal to the excess benefits received. The deferred gain liability for the Reinsurance Transaction is included in the accrued and other current liabilities.
On April 28, 2022, the Company's management and the audit committee of the Company's Board of Directors concluded that the previously issued financial statements during the Affected Periods should be restated. This Amendment includes the restated audited financial statements as of and for the year ended December 31, 2021. Note 18 “Quarterly Financial Data (Unaudited)” includes restated unaudited financial information as of September 30, 2021 and for the three and nine months then ended.

The table below sets forth the consolidated balance sheet information, including the balances originally reported and the restated balances as of December 31, 2021 (in thousands):

	December 31, 2021
	As Previously Reported	Adjustments	As Restated
Accrued and other current liabilities	$1,211,641	$52,785	$1,264,426
Total current liabilities	2,463,576	52,785	2,516,361
Total liabilities	3,379,886	52,785	3,432,671
Accumulated deficit	(8,309,787)	(52,785)	(8,362,572)
Total stockholders’ equity	1,393,998	(52,785)	1,341,213

The table below sets forth the consolidated statements of operations information, including the amounts originally reported and the restated amounts for the year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Cost of revenue	$1,649,532	$52,785	$1,702,317
Total costs and expenses	4,290,755	52,785	4,343,540
Loss from operations	(1,082,432)	(52,785)	(1,135,217)
Loss before income taxes	(998,134)	(52,785)	(1,050,919)
Net loss	(1,009,359)	(52,785)	(1,062,144)
Net loss per share, basic and diluted	(3.02)	(0.15)	(3.17)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	334,724		334,724
The table below sets forth the consolidated statement of comprehensive loss, including the amounts originally reported and the restated amounts for the year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Net loss	$(1,009,359)	$(52,785)	$(1,062,144)
Comprehensive loss	(1,011,397)	(52,785)	(1,064,182)

The table below sets forth the consolidated statement of cash flows information, including the amounts originally reported and the restated amounts for the year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Net loss	$(1,009,359)	$(52,785)	$(1,062,144)
Changes in operating assets and liabilities, net effects of acquisition
Accrued and other liabilities	181,427	52,785	234,212
Net cash used in operating activities	(101,721)	—	(101,721)
This restatement had no other impact on the consolidated statement of cash flows for the year ended December 31, 2021.
In addition to the restated consolidated financial statements, the information contained in Notes 6, 13 and 14 have been restated.
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
On April 22, 2021, PVIC entered into a Reinsurance Agreement with DARAG, under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately

$251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million. Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, result in the recognition of a deferred gain liability.. The deferred gain liability is amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves. The settlement period of the ceded reserves is based on the life-to-date cumulative losses collected and likely extends over periods longer than a quarter. The amount of the deferral that is amortized is recalculated each period based on loss payments and updated estimates of the portfolio’s total losses. When the amount and timing of the reinsurance recoveries are uncertain, the recovery method should be used to calculate the amount of amortization in period. The deferral of gains has a negative impact in the current period to cost of revenue as the losses on direct liabilities are not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provides a benefit to cost of revenue in current and future periods equal to the excess benefits received. Deferred gain liabilities for the Reinsurance Transaction are included in accruals and other current liabilities on the consolidated balance sheets.
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
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2021	2020
	(As Restated)
Legal accruals	$349,518	$226,408
Insurance-related accruals	336,340	269,849
Ride-related accruals	196,716	196,439
Long-term debt, current	56,264	35,760
Deferred gain related to the Reinsurance Transaction (1)	52,785	—
Insurance claims payable and related fees	33,696	28,318
Other	239,107	197,234
Accrued and other current liabilities	$1,264,426	$954,008
_______________
(1)Refer to Note 1A “Restatement of Previously Issued Financials”, Note 2 “ Summary of Significant Accounting Policies” and Note 6 “Supplemental Financial Information - Insurance Reserves” below for more information on this deferred gain.

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
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the Reinsurance Transaction”). The Reinsurance Agreement is on a funds withheld basis, meaning that funds are withheld by PVIC from the insurance premium owed to DARAG in order to pay future reinsurance claims on DARAG’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance of $271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities on the consolidated balance sheet. In addition to the initial funds withheld balance of $271.5 million, additional coverage of certain legacy insurance liabilities is collateralized by a trust account established by DARAG for the benefit of PVIC, which was $75.0 million upon consummation. As of December 31, 2021, the balance of the net funds withheld liability is zero. At the inception of the Reinsurance Agreement, a loss of approximately $20.4 million for the total cost of the Reinsurance Transaction was recognized on the consolidated statement of operations for the year ended December 31, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since the premium of $271.5 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.
As of December 31, 2021, the Company had $52.8 million of deferred gains related to losses ceded under the Reinsurance Agreement which are included within accrued and other current liabilities on the consolidated balance sheets. Refer to Note 1A "Restatement of Previously Issued Financial Statements" to the consolidated financial statements for information regarding the restatement and Note 2 “Summary of Significant Accounting Policies” for the accounting policy related to this transaction. The reinsurance recoverable receivable from DARAG, net of the funds withheld liability, are included in prepaid expenses and other current assets on the consolidated balance sheets.

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
The Company’s default tax withholding method for RSUs is the sell-to-cover method with the exception of RSUs held by Section 16 officers, as set forth in Rule 16a-1 of the Securities Exchange Act of 1934, of the Company that will use the net settlement method.
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
13. Income Taxes
The components of the provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
United States	$(1,072,489)	$(1,804,623)	$(2,600,858)
Foreign	21,570	7,232	973
Loss before income taxes	$(1,050,919)	$(1,797,391)	$(2,599,885)
The provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision
Federal	$—	$—	$—
State	1,272	1,201	2,704
Foreign	7,228	1,156	1,901
Total current	$8,500	$2,357	$4,605

Deferred provision
Federal	639	(36,375)	(269)
State	—	(9,534)	(891)
Foreign	2,086	(982)	(1,089)
Total deferred	2,725	(46,891)	(2,249)
Total provision for (benefit from) income taxes	$11,225	$(44,534)	$2,356
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
Provision at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	2.6	3.2	7.6
Permanent tax adjustments	(0.2)	(0.4)	(0.3)
Nondeductible expenses	(1.1)	(0.6)	(0.1)
Stock-based compensation	2.5	1.0	9.9
Convertible senior notes	—	2.7	—
Change in valuation allowance	(25.2)	(24.0)	(38.1)
Other adjustments	(0.7)	(0.3)	(0.2)
Provision for income taxes	(1.1)%	2.6%	(0.2)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	December 31,
	2021	2020
	(As Restated)
Deferred tax assets:
Net operating loss carryforwards	$2,079,896	$1,697,745
Insurance reserves and accruals	276,625	355,642
Stock-based compensation	38,066	108,846
Accrued legal settlement/fees	89,680	61,889
Lease liability	66,211	86,093
Accrued and other liabilities	64,555	65,812
Total deferred tax assets	2,615,033	2,376,027
Less: Valuation allowance	(2,408,647)	(2,144,548)
Deferred tax assets, net of valuation allowance	206,386	231,479
Deferred tax liabilities:
State income taxes	(115,768)	(108,250)
Operating lease right of use assets	(59,838)	(75,271)
Convertible senior notes	(31,892)	(46,324)
Total deferred tax liabilities	(207,498)	(229,845)
Net deferred tax assets	$(1,112)	$1,634
A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
Beginning balance	$2,144,548	$1,751,118	$761,728
Net changes in deferred tax assets and liabilities	264,099	393,430	989,390
Ending balance	$2,408,647	$2,144,548	$1,751,118
The valuation allowance increased by $264.1 million for the year ended December 31, 2021, compared to the increase of $393.4 million for the year ended December 31, 2020. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
	(As Restated)
Net loss	$(1,062,144)	$(1,752,857)	$(2,602,241)
Weighted-average shares used in computing net loss per share, basic and diluted	334,724	312,175	227,498
Net loss per share, basic and diluted	$(3.17)	$(5.61)	$(11.44)
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

 18. Quarterly Financial Data (Unaudited)
The following table presents summarized unaudited consolidated quarterly financial information for each of the quarters in the year ended December 31, 2021 (in thousands).

	Three Months Ended
	March, 31, 2021	June 30, 2021	September 30. 2021	December 31, 2021
			(As Restated)	(As Restated)
Revenue	$608,960	$765,025	$864,405	$969,933
Costs and expenses
Cost of revenue	412,039	346,890	392,207	551,181
Operations and support	88,931	93,765	109,679	109,858
Research and development	238,218	252,039	226,693	194,996
Sales and marketing	78,620	99,927	108,955	123,904
General and administrative	207,594	212,522	231,907	263,615
Total costs and expenses	1,025,402	1,005,143	1,069,441	1,243,554
Loss from operations	(416,442)	(240,118)	(205,036)	(273,621)
Interest expense	(12,568)	(12,849)	(13,093)	(13,125)
Other income, net	3,605	1,741	125,042	5,545
Loss before income taxes	(425,405)	(251,226)	(93,087)	(281,201)
Provision for (benefit from) income taxes	1,934	692	6,627	1,972
Net loss	(427,339)	(251,918)	(99,714)	(283,173)
Net loss per share, basic and diluted	$(1.31)	$(0.76)	$(0.30)	$(0.83)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	326,165	332,101	337,753	342,661
Restatement of Previously Issued Quarterly Financial Statements
The Company is presenting herein restated unaudited condensed consolidated financial information as of September 30, 2021 and for the quarterly and year-to-date periods then ended. See Note 1A “Restatement of Previously Issued Consolidated Financial Statements, for additional information.”
The table below sets forth the condensed consolidated balance sheets, including the balances originally reported in the financial statements included in the Company’s quarterly financial statements and the restated balances as of September 30, 2021 (in thousands, except share and per share data):

	September 30, 2021
	As Previously Reported	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$728,382	$—	$728,382
Short-term investments	1,653,899	—	1,653,899
Prepaid expenses and other current assets	510,971	—	510,971
Total current assets	2,893,252	—	2,893,252
Restricted cash and cash equivalents	143,846	—	143,846
Restricted investments	898,415	—	898,415
Other investments	75,260	—	75,260
Property and equipment, net	322,487	—	322,487
Operating lease right of use assets	235,219	—	235,219
Intangible assets, net	54,852	—	54,852
Goodwill	180,516	—	180,516
Other assets	20,421	—	20,421
Total assets	$4,824,268	$—	$4,824,268
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$127,431	$—	$127,431
Insurance reserves	1,011,153	—	1,011,153
Accrued and other current liabilities	1,206,521	28,175	1,234,696
Operating lease liabilities — current	54,773	—	54,773
Total current liabilities	2,399,878	28,175	2,428,053
Operating lease liabilities	223,035	—	223,035
Long-term debt, net of current portion	662,457	—	662,457
Other liabilities	54,824	—	54,824
Total liabilities	3,340,194	28,175	3,368,369
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of September 30, 2021; no shares issued and outstanding as of September 30, 2021	—	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of September 30, 2021; 332,117,153 Class A shares issued and outstanding as of September 30, 2021; 100,000,000 Class B shares authorized as of September 30, 2021; 8,602,629 Class B shares issued and outstanding, as of September 30, 2021	3	—	3
Additional paid-in capital	9,538,400	—	9,538,400
Accumulated other comprehensive income (loss)	(3,105)	—	(3,105)
Accumulated deficit	(8,051,224)	(28,175)	(8,079,399)
Total stockholders’ equity	1,484,074	(28,175)	1,455,899
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$4,824,268	$—	$4,824,268

The table below sets forth the condensed consolidated statements of operations, including the amounts originally reported in the Company’s quarterly financial statements and the restated amounts for the three and nine months ended September 30, 2021 (in thousands, except share and per share data):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue	$864,405	$—	$864,405	$2,238,390	$—	$2,238,390
Costs and expenses
Cost of revenue	$364,032	$28,175	$392,207	$1,122,961	$28,175	$1,151,136
Operations and support	$109,679	$—	$109,679	$292,375	$—	$292,375
Research and development	$226,693	$—	$226,693	$716,950	$—	$716,950
Sales and marketing	$108,955	$—	$108,955	$287,502	$—	$287,502
General and administrative	$231,907	$—	$231,907	$652,023	$—	$652,023
Total costs and expenses	$1,041,266	$28,175	$1,069,441	$3,071,811	$28,175	$3,099,986
Loss from operations	$(176,861)	$(28,175)	$(205,036)	$(833,421)	$(28,175)	$(861,596)
Interest expense	$(13,093)	$—	$(13,093)	$(38,510)	$—	$(38,510)
Other income, net	$125,042	$—	$125,042	$130,388	$—	$130,388
Loss before income taxes	$(64,912)	$(28,175)	$(93,087)	$(741,543)	$(28,175)	$(769,718)
Provision for (benefit from) income taxes	$6,627	$—	$6,627	$9,253	$—	$9,253
Net loss	$(71,539)	$(28,175)	$(99,714)	$(750,796)	$(28,175)	$(778,971)
Net loss per share, basic and diluted	$(0.21)	$(0.09)	$(0.30)	$(2.26)	$(0.09)	$(2.35)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	337,753		337,753	332,049		332,049
The table below sets forth the condensed consolidated statements of comprehensive loss, including the amounts originally reported in the Company’s quarterly financial statements and the restated amounts for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(71,539)	$(28,175)	$(99,714)	$(750,796)	$(28,175)	$(778,971)
Other comprehensive (loss) income			—			—
Foreign currency translation adjustment	(1,407)	—	(1,407)	(2,492)	—	(2,492)
Unrealized gain (loss) on marketable securities, net of taxes	(89)	—	(89)	(140)	—	(140)
Other comprehensive (loss) income	(1,496)	—	(1,496)	(2,632)	—	(2,632)
Comprehensive loss	$(73,035)	$(28,175)	$(101,210)	$(753,428)	$(28,175)	$(781,603)

The table below sets forth the restated condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 (in thousands):

	Nine Months Ended September 30, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	488	—	3,244	—	—	3,244
Issuance of common stock upon settlement of restricted stock units	5,218	—	—	—	—	—
Shares withheld related to net share settlement	(130)	—	(7,653)	—	—	(7,653)
Stock-based compensation	—	—	164,229	—	—	164,229
Other comprehensive income	—	—	—	—	218	218
Net loss	—	—	—	(427,339)	—	(427,339)
Balances as of March 31, 2021	329,313	$3	$9,136,881	$(7,727,767)	$(255)	$1,408,862
Issuance of common stock upon exercise of stock options	115	—	589	—	—	589
Issuance of common stock upon settlement of restricted stock units	5,279	—	—	—	—	—
Shares withheld related to net share settlement	(155)	—	(8,091)	—	—	(8,091)
Issuance of common stock under employee stock purchase plan	674	—	16,559	—	—	16,559
Stock-based compensation	—	—	200,111	—	—	200,111
Other comprehensive loss	—	—	—	—	(1,354)	(1,354)
Net loss	—	—	—	(251,918)	—	(251,918)
Balances as of June 30, 2021	335,226	$3	$9,346,049	$(7,979,685)	$(1,609)	$1,364,758
Issuance of common stock upon exercise of stock options	156	—	969	—	—	969
Issuance of common stock upon settlement of restricted stock units	5,469	—	—	—	—	—
Shares withheld related to net share settlement	(131)	—	(6,110)	—	—	(6,110)
Settlement of convertible senior notes	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	197,493	—	—	197,493
Other comprehensive loss	—	—	—	—	(1,496)	(1,496)
Net loss (as restated)	—	—	—	(99,714)	—	(99,714)
Balances as of September 30, 2021 (as restated)	340,720	$3	$9,538,400	$(8,079,399)	$(3,105)	$1,455,899
The table below sets forth the condensed consolidated statements of cash flows, including the amounts originally reported in the Company’s quarterly financial statements and the restated amounts for the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(750,796)	$(28,175)	$(778,971)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	106,065	—	106,065
Stock-based compensation	563,675	—	563,675
Amortization of premium on marketable securities	3,287	—	3,287
Accretion of discount on marketable securities	(918)	—	(918)
Amortization of debt discount and issuance costs	26,317	—	26,317

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Deferred income tax from convertible senior notes	—	—	—
(Gain) loss on sale and disposal of assets, net	(4,358)	—	(4,358)
Gain on divestiture	(119,284)	—	(119,284)
Other	2,901	—	2,901
Changes in operating assets and liabilities, net effects of acquisition			0
Prepaid expenses and other assets	(174,488)	—	(174,488)
Operating lease right-of-use assets	48,044	—	48,044
Accounts payable	44,447	—	44,447
Insurance reserves	24,089	—	24,089
Accrued and other liabilities	190,057	28,175	218,232
Lease liabilities	(34,540)	—	(34,540)
Net cash used in operating activities	(75,502)	—	(75,502)
Cash flows from investing activities
Purchases of marketable securities	(2,524,957)	—	(2,524,957)
Purchase of non-marketable security	—	—	—
Purchases of term deposits	(441,506)	—	(441,506)
Proceeds from sales of marketable securities	353,407	—	353,407
Proceeds from maturities of marketable securities	2,483,774	—	2,483,774
Proceeds from maturities of term deposits	607,506	—	607,506
Purchases of property and equipment and scooter fleet	(56,676)	—	(56,676)
Cash paid for acquisitions, net of cash acquired	3	—	3
Sales of property and equipment	30,493	—	30,493
Proceeds from divestiture	122,688	—	122,688
Other	(2,000)	—	(2,000)
Net cash provided by investing activities	572,732	—	572,732
Cash flows from financing activities
Repayment of loans	(33,982)	—	(33,982)
Proceeds from issuance of convertible senior notes	—	—	—
Payment of debt issuance costs	—	—	—
Purchase of capped call	—	—	—
Proceeds from exercise of stock options and other common stock issuances	21,362	—	21,362
Taxes paid related to net share settlement of equity awards	(21,854)	—	(21,854)
Principal payments on finance lease obligations	(28,661)	—	(28,661)
Other	(3)	—	(3)
Net cash provided by (used in) financing activities	(63,138)	—	(63,138)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(141)	—	(141)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	433,951	—	433,951
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	438,485	—	438,485
End of period	$872,436	$—	$872,436

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$728,382	$—	$728,382
Restricted cash and cash equivalents	143,846	—	143,846
Restricted cash, included in prepaid expenses and other current assets	208	—	208
Total cash, cash equivalents and restricted cash and cash equivalents	$872,436	$—	$872,436

Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$60,259	$—	$60,259
Right-of-use assets acquired under finance leases	25,524	—	25,524
Right-of-use assets acquired under operating leases	5,800	—	5,800
Remeasurement of finance and operating lease right of use assets for lease modification	384	—	384
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	—	—	—
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	—	—	—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. At the time our Annual Report on Form 10-K for the year ended December 31, 2021 was filed on February 28, 2022, our principal executive officer and principal financial officer had concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting (Restated)”. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
Management’s Report on Internal Control Over Financial Reporting (Restated)
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
On February 28, 2022, we filed the Original Form 10-K. At the time, our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2021. Subsequent to that evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to a material weakness related to a lack of an effectively designed control activity over the evaluation of the impact of the terms of the Reinsurance Agreement on the accounting and reporting of the excess benefits of the Reinsurance Transaction. Accordingly, management has restated its report on internal control over financial reporting. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2021 and the three and nine months ended September 30, 2021. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K/A.
Remediation Plan for the Material Weakness
In order to remediate the material weakness, the Company’s management plans to enhance the design of its control activity over the evaluation of the impact of the terms of reinsurance agreements on the accounting and reporting of the excess benefits. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-38846	3.1	5/14/2019

3.2	Amended and Restated Bylaws of the registrant, as amended, as currently in effect.	8-K	001-38846	3.1	4/10/2020

4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-229996	4.1	3/18/2019

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 27, 2018.	S-1	333-229996	4.2	3/1/2019

4.3	Description of Capital Stock.	10-K	001-38846	4.3	2/28/2020

4.4	Indenture, dated as of May 15, 2020, between Lyft, Inc. and U.S. Bank National Association, as trustee.	8-K	001-38846	4.1	5/15/2020

4.5	Form of 1.50% Convertible Senior Notes due 2025 (included in Exhibit 4.4).	8-K	001-38846	4.2	5/15/2020

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-229996	10.1	3/1/2019

10.2+	Lyft, Inc. 2019 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.2	3/18/2019

10.3+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.	10-Q	001-38846	10.1	11/12/2020

10.4+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements, as amended and restated as of July 26, 2021.	10-Q	001-38846	10.1	11/04/2021

10.5+	Lyft, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.4	3/18/2019

10.6+	Lyft, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.5	3/18/2019

10.7+	Lyft, Inc. Executive Change in Control and Severance Plan.	S-1	333-229996	10.6	3/1/2019

10.8+	Lyft, Inc. Outside Director Compensation Policy.	S-1	333-229996	10.7	3/1/2019

10.9+	Employment Letter Agreement between the registrant and Logan Green, dated as of March 12, 2019.	S-1/A	333-229996	10.8	3/18/2019

10.10+	Employment Letter Agreement between the registrant and John Zimmer, dated as of March 14, 2019.	S-1/A	333-229996	10.9	3/18/2019

10.11+	Employment Letter Agreement between the registrant and Kristin Sverchek, dated as of March 8, 2019.	S-1/A	333-229996	10.10	3/18/2019

10.12+	Employment Letter Agreement between the registrant and Brian Roberts, dated as of March 13, 2019.	S-1/A	333-229996	10.11	3/18/2019

10.13+	Employment Letter Agreement between the registrant and Ashwin Raj, dated as of February 16, 2022.	10-K	001-38846	10.13	2/28/2022

10.14+	Employment Letter Agreement between the registrant and Elaine Paul, dated as of November 26, 2021.	10-K	001-38846	10.14	2/28/2022

10.15+	Confidential Separation Agreement and General Release between the registrant and Brian Roberts, dated as of December 1, 2021.	10-K	001-38846	10.15	2/28/2022

10.16+	Consulting Agreement between the registrant and Brian Roberts, dated as of December 1, 2021.	10-K	001-38846	10.16	2/28/2022

10.17(i)	Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of April 8, 2016 as amended on September 27, 2017, May 31, 2018, June 11, 2018 and September 24, 2018.	S-1/A	333-229996	10.14	3/18/2019

10.17(ii)	Fifth Amendment to Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of November 18, 2019.	10-K	001-38846	10.14(ii)	2/28/2020

10.18	Sublease between the registrant and Dropbox, Inc., dated as of February 23, 2016.	S-1/A	333-229996	10.15	3/18/2019

10.19+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.	10-Q	001-38846	10.1	11/12/2020

10.20	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	5/15/2020

21.1	List of subsidiaries of the registrant.	10-K	001-38846	21.1	2/28/2022

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Lyft, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2021, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2021, 2020, and 2019; (iii) Consolidated Balance Sheets as of December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021, 2020, and 2019; (v) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the fiscal years ended December 31, 2021, 2020, and 2019; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Lyft, Inc’s Annual Report on Form 10-K/A for the year ended December 31, 2021, formatted in iXBRL (included as Exhibit 101).
_______________
+    Indicates management contract or compensatory plan.
†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K/A are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lyft, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

LYFT, INC.

Date: April 29, 2022	By:	/s/ Logan Green
Logan Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Logan Green	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2022
Logan Green

/s/ John Zimmer	President and Vice Chair	April 29, 2022
John Zimmer

/s/ Elaine Paul	Chief Financial Officer (Principal Financial Officer)	April 29, 2022
Elaine Paul

/s/ Lisa Blackwood-Kapral	Chief Accounting Officer (Principal Accounting Officer)	April 29, 2022
Lisa Blackwood-Kapral

*	Chair	April 29, 2022
Prashant (Sean) Aggarwal

*	Director	April 29, 2022
Ariel Cohen

*	Director	April 29, 2022
Valerie Jarrett

*	Director	April 29, 2022
David Lawee

*	Director	April 29, 2022
Ann Miura-Ko

*	Director	April 29, 2022
David Risher
*	Director	April 29, 2022
Mary Agnes (Maggie) Wilderotter

* By:	/s/ Logan Green
Logan Green
Attorney-in-Fact