Form 10-Q
period 2022-03-31
Lyft, Inc.
filed 2022-05-10
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 9, 2022, the number of shares of the registrant’s Class A common stock outstanding was 339,379,514 and the number of shares of the registrant’s Class B common stock outstanding was 8,602,629.

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
•our expectations regarding new and evolving markets and our efforts to address these markets, including Lyft Autonomous, bikes and scooters, Lyft Auto Care, Driver Centers and Lyft Mobile Services, Flexdrive, Express Drive, and Lyft Rentals;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth and business operations;
•our expectations regarding macroeconomic events;
•our expectations concerning relationships with third-parties;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to service our existing debt;
•our ability to successfully acquire and integrate companies and assets;
•our ability to identify, attract, motivate and retain qualified personnel, especially in light of hyper-competitive compensation environment
•the restatement of our financial statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 and the impact of such restatement on our future financial statements and other financial measures; and
•the material weakness we identified in our internal control over financial reporting, our efforts to remediate such material weakness and the timing of remediation.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$214,868	$457,325
Short-term investments	2,021,663	1,796,533
Prepaid expenses and other current assets	699,019	522,212
Total current assets	2,935,550	2,776,070
Restricted cash and cash equivalents	67,152	73,205
Restricted investments	880,908	1,044,855
Other investments	70,203	80,411
Property and equipment, net	313,731	298,195
Operating lease right-of-use assets	213,111	223,412
Intangible assets, net	48,418	50,765
Goodwill	180,475	180,516
Other assets	58,916	46,455
Total assets	$4,768,464	$4,773,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$95,573	$129,542
Insurance reserves	1,065,881	1,068,628
Accrued and other current liabilities	1,364,019	1,264,426
Operating lease liabilities — current	51,710	53,765
Total current liabilities	2,577,183	2,516,361
Operating lease liabilities	200,018	210,232
Long-term debt, net of current portion	787,404	655,173
Other liabilities	45,871	50,905
Total liabilities	3,610,476	3,432,671
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of March 31, 2022 and December 31, 2021; 339,958,214 and 336,335,594 Class A shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively; 100,000,000 Class B shares authorized as of March 31, 2022 and December 31, 2021; 8,602,629 Class B shares issued and outstanding, as of March 31, 2022 and December 31, 2021	3	3
Additional paid-in capital	9,721,213	9,706,293
Accumulated other comprehensive income (loss)	(10,212)	(2,511)
Accumulated deficit	(8,553,016)	(8,362,572)
Total stockholders’ equity	1,157,988	1,341,213
Total liabilities and stockholders’ equity	$4,768,464	$4,773,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$875,575	$608,960
Costs and expenses
Cost of revenue	440,294	412,039
Operations and support	98,600	88,931
Research and development	192,754	238,218
Sales and marketing	126,329	78,620
General and administrative	216,941	207,594
Total costs and expenses	1,074,918	1,025,402
Loss from operations	(199,343)	(416,442)
Interest expense	(4,549)	(12,568)
Other income, net	9,763	3,605
Loss before income taxes	(194,129)	(425,405)
Provision for income taxes	2,803	1,934
Net loss	$(196,932)	$(427,339)
Net loss per share, basic and diluted	$(0.57)	$(1.31)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	346,558	326,165
Stock-based compensation included in costs and expenses:
Cost of revenue	$9,922	$8,450
Operations and support	5,590	4,888
Research and development	80,765	95,590
Sales and marketing	10,572	7,963
General and administrative	46,894	47,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(196,932)	$(427,339)
Other comprehensive (loss) income
Foreign currency translation adjustment	737	427
Unrealized gain (loss) on marketable securities, net of taxes	(8,438)	(209)
Other comprehensive (loss) income	(7,701)	218
Comprehensive loss	$(204,633)	$(427,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	488	—	3,244	—	—	3,244
Issuance of common stock upon settlement of restricted stock units	5,218	—	—	—	—	—
Shares withheld related to net share settlement	(130)	—	(7,653)	—	—	(7,653)
Stock-based compensation	—	—	164,229	—	—	164,229
Other comprehensive income	—	—	—	—	218	218
Net loss	—	—	—	(427,339)	—	(427,339)
Balances as of March 31, 2021	329,313	$3	$9,136,881	$(7,727,767)	$(255)	$1,408,862

	Three Months Ended March 31, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
Adjustments related to the adoption of ASU 2020-06	—	—	(139,958)	6,488	—	(133,470)
Issuance of common stock upon exercise of stock options	65	—	90	—	—	90
Issuance of common stock upon settlement of restricted stock units	3,602	—	—	—	—	—
Shares withheld related to net share settlement	(44)	—	(1,807)	—	—	(1,807)
Stock-based compensation	—	—	156,595	—	—	156,595
Other comprehensive loss	—	—	—	—	(7,701)	(7,701)
Net loss	—	—	—	(196,932)	—	(196,932)
Balances as of March 31, 2022	348,561	$3	$9,721,213	$(8,553,016)	$(10,212)	$1,157,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(196,932)	$(427,339)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	31,788	34,449
Stock-based compensation	153,743	164,229
Amortization of premium on marketable securities	1,063	1,542
Accretion of discount on marketable securities	(1,238)	(361)
Amortization of debt discount and issuance costs	653	8,471
(Gain) loss on sale and disposal of assets, net	(13,723)	289
Other	1,835	2,881
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(187,884)	242
Operating lease right-of-use assets	13,497	14,966
Accounts payable	(33,932)	(11,123)
Insurance reserves	(2,748)	71,352
Accrued and other liabilities	96,242	71,391
Lease liabilities	(14,707)	(10,453)
Net cash used in operating activities	(152,343)	(79,464)
Cash flows from investing activities
Purchases of marketable securities	(661,728)	(981,743)
Purchases of term deposits	—	(75,000)
Proceeds from sales of marketable securities	202,246	17,099
Proceeds from maturities of marketable securities	224,865	1,169,796
Proceeds from maturities of term deposits	175,000	36,000
Purchases of property and equipment and scooter fleet	(30,310)	(10,685)
Cash paid for acquisitions, net of cash acquired	—	3
Sales of property and equipment	15,685	5,653
Net cash provided by (used in) investing activities	(74,242)	161,123
Cash flows from financing activities
Repayment of loans	(12,266)	(9,984)
Proceeds from exercise of stock options and other common stock issuances	90	3,244
Taxes paid related to net share settlement of equity awards	(1,807)	(7,652)
Principal payments on finance lease obligations	(8,031)	(9,894)
Net cash used in financing activities	(22,014)	(24,286)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	89	34
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(248,510)	57,407
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	531,193	438,485
End of period	$282,683	$495,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$214,868	$312,230
Restricted cash and cash equivalents	67,152	183,556
Restricted cash, included in prepaid expenses and other current assets	663	106
Total cash, cash equivalents and restricted cash and cash equivalents	$282,683	$495,892

Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$29,477	$26,616
Right-of-use assets acquired under finance leases	4,002	1,824
Right-of-use assets acquired under operating leases	1,426	3,177
Remeasurement of finance and operating lease right of use assets for lease modification	1,217	(3,582)
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
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of bikes and scooters (“Light Vehicles"), the Express Drive program, where drivers can enter into short-term rental agreements with Flexdrive or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform, and Lyft Rentals, a consumer offering for users who want to rent a car for a fixed period of time for personal use, and Lyft Driver Centers and Lyft Auto Care, where drivers and riders can request auto maintenance and collision repair services offered through the Lyft Platform in certain markets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the U.S. Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
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
Beginning in the middle of March 2020, the outbreak of the coronavirus (“COVID-19”) in the United States, Canada, and globally has impacted the Company’s business. The Company continues to be impacted by COVID-19, but the long-term impact will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. The Company has adopted a number of measures in response to the COVID-19 pandemic. The Company cannot be certain that these actions will mitigate the negative effects of the pandemic on Lyft's business. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require it to update its estimates, judgments or revise the carrying value of the Company's assets or liabilities, including the recording of any credit losses. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized on the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's financial statements.
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
The table below presents the Company's revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue from contracts with customers (ASC 606)	$818,099	$568,790
Rental revenue (ASC 842)	57,476	40,170
Total revenue	$875,575	$608,960
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $187.0 million and $196.2 million as of March 31, 2022 and December 31, 2021, respectively. The Company's allowance for credit losses was $9.2 million and $9.3 million as of March 31, 2022 and December 31, 2021, respectively. The change in the allowance for credit losses for the three months ended March 31, 2022 were immaterial.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of March 31, 2022 and December 31, 2021, the rider referral coupon liability was not material.
Light Vehicle Rider and Lyft Rentals Renter Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022 and 2021, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $349.9 million and $196.2 million as a reduction to revenue and $24.9 million and $13.1 million as sales and marketing expense, respectively.
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

Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of March 31, 2022, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
On April 22, 2021, PVIC entered into a Reinsurance Agreement with DARAG, under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date (the “Reinsurance Transaction”). Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million. Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, result in the recognition of a deferred gain liability. The deferred gain liability is amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves. The settlement period of the ceded reserves is based on the life-to-date cumulative losses collected and likely extends over periods longer than a quarter. The amount of the deferral that is amortized is recalculated each period based on loss payments and updated estimates of the portfolio’s total losses. When the amount and timing of the reinsurance recoveries are uncertain, the recovery method should be used to calculate the amount of amortization in period. The deferral of gains has a negative impact in the current period to cost of revenue as the losses on direct liabilities are not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provides a benefit to cost of revenue in current and future periods equal to the excess benefits received. Deferred gain liabilities for the Reinsurance Transaction are included in accruals and other current liabilities on the consolidated balance sheets.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2022, using the modified retrospective method. In the condensed consolidated balance sheets, the adoption of this new guidance resulted in:
•an increase of $133.5 million to the total carrying value of the convertible senior notes to reflect the full principal amount of the convertible notes outstanding net of issuance costs,
•a reduction of $140.0 million (net of tax) to additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the convertible notes, and
•a cumulative-effect adjustment of $6.5 million (net of tax) to the beginning balance of accumulated deficit as of January 1, 2022.
Recent Accounting Pronouncements Not Yet Adopted
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
4.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	March 31, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$10,824	$—	$—	$10,824
Money market deposit accounts	115,099	—	—	115,099
Term deposits	210,000	—	—	210,000
Certificates of deposit	481,555	13	(1,440)	480,128
Commercial paper	1,198,296	3	(3,970)	1,194,329
Corporate bonds	165,693	—	(611)	165,082
U.S. government securities	3,098	—	(3)	3,095
Total unrestricted cash equivalents and short-term investments	2,184,565	16	(6,024)	2,178,557
Restricted Balances(2)
Money market funds	11,868	—	—	11,868
Term deposits	5,046	—	—	5,046
Certificates of deposit	281,852	3	(775)	281,080
Commercial paper	486,896	—	(1,854)	485,042
Corporate bonds	65,900	—	(158)	65,742
U.S. government securities	46,300	—	(202)	46,098
Total restricted cash equivalents and investments	897,862	3	(2,989)	894,876
Total unrestricted and restricted cash equivalents and investments	$3,082,427	$19	$(9,013)	$3,073,433
_______________
(1)Excludes $48.1 million of cash and $9.8 million of marketable equity securities, which are included within the $2.2 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $53.2 million of restricted cash, which is included within the $948.1 million of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.
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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of March 31, 2022, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of March 31, 2022 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt security as of March 31, 2022. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of March 31, 2022 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	March 31, 2022
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$703,093	$(2,215)
Corporate bonds	230,825	(769)
Commercial paper	1,617,500	(5,824)
U.S. government securities	49,192	(205)
Total available-for-sale debt securities in an unrealized loss position	$2,600,610	$(9,013)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Legal accruals	$368,640	$349,518
Insurance-related accruals	345,740	336,340
Ride-related accruals	198,807	196,716
Deferred gain related to the Reinsurance Transaction (1)	108,053	52,785
Long-term debt, current	55,921	56,264
Insurance claims payable and related fees	27,985	33,696
Other	258,873	239,107
Accrued and other current liabilities	$1,364,019	$1,264,426
_______________
(1)Refer to Note 2 “ Summary of Significant Accounting Policies” above and the rest of this Note 4 “Supplemental Financial Information - Insurance Reserves” below for more information on this deferred gain.
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$1,068,628	$987,064
Reinsurance recoverable at beginning of period	(245,179)	—
Additions related to:
Reserves for current period	55,110	64,468
Change in estimates for prior periods	—	128,045
Losses paid	(102,830)	(121,161)
Transfer of certain legacy auto insurance liabilities	—	—
Net balance at the end of the period	775,729	1,058,416
Add: Reinsurance recoverable at the end of the period	290,152	—
Balance at end of period	$1,065,881	$1,058,416
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the Reinsurance Transaction”). The Reinsurance Agreement is on a funds withheld basis, meaning that funds are withheld by PVIC from the insurance premium owed to DARAG in order to pay future reinsurance claims on DARAG’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance of

$271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities on the condensed consolidated balance sheet. In addition to the initial funds withheld balance of $271.5 million, additional coverage of certain legacy insurance liabilities is collateralized by a trust account established by DARAG for the benefit of PVIC, which was $75.0 million upon consummation. As of March 31, 2022, the balance of the net funds withheld liability is zero. At the inception of the Reinsurance Agreement, a loss of approximately $20.4 million for the total cost of the Reinsurance Transaction was recognized on the condensed consolidated statement of operations for the year ended December 31, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since the premium of $271.5 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.
As of March 31, 2022, the Company has $108.1 million of deferred gains related to losses ceded under the Reinsurance Agreement which are included within accrued and other current liabilities on the consolidated balance sheets. The reinsurance recoverable receivable from DARAG, net of the funds withheld liability, is included in prepaid expenses and other current assets on the consolidated balance sheets.
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$2,654	$2,879
Gain (loss) on sale of securities, net	1	701
Foreign currency exchange gains (losses), net	77	(588)
Sublease income	3,714	—
Other, net	3,317	613
Other income (expense), net	$9,763	$3,605

5.    Fair Value Measurements
Financial Instruments Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$10,824	$—	$—	$10,824
Certificates of deposit	—	480,128	—	480,128
Commercial paper	—	1,194,329	—	1,194,329
Corporate bonds	—	165,082	—	165,082
U.S. government securities	—	3,095	—	3,095
Marketable equity securities	9,830	—	—	9,830
Total unrestricted cash equivalents and short-term investments	20,654	1,842,634	—	1,863,288
Restricted Balances(2)
Money market funds	11,868	—	—	11,868
Certificates of deposit	—	281,080	—	281,080
Commercial paper	—	485,042	—	485,042
Corporate bonds	—	65,742	—	65,742
U.S. government securities	—	46,098	—	46,098
Total restricted cash equivalents and investments	11,868	877,962	—	889,830
Total unrestricted and restricted cash equivalents and investments	$32,522	$2,720,596	$—	$2,753,118
_______________
(1)$48.1 million of cash, $115.1 million of money market deposit accounts and $210.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.2 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$53.2 million of restricted cash and $5.0 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $948.1 million of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Unrestricted Balances(1)
Money market funds	$22,250	$—	$—	$22,250
Certificates of deposit	$—	$505,438	$—	$505,438
Commercial paper	—	806,388	—	806,388
Corporate bonds	—	99,705	—	99,705
Total unrestricted cash equivalents and short-term investments	22,250	1,411,531	—	1,433,781
Restricted Balances(2)
Money market funds	20,161	—	—	20,161
Certificates of deposit	—	421,144	—	421,144
Commercial paper	—	523,489	—	523,489
Corporate bonds	—	63,458	—	63,458
U.S. government securities	—	31,717	—	31,717
Total restricted cash equivalents and investments	20,161	1,039,808	—	1,059,969
Total unrestricted and restricted cash equivalents and investments	$42,411	$2,451,339	$—	$2,493,750
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
During the three months ended March 31, 2022, the Company did not make any transfers between the levels of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Non-Recurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values and the carrying value of our non-marketable equity securities are remeasured to fair value based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations.
In June 2021, the Company received an investment in a non-marketable equity security in a privately held company without a readily determinable market value as part of licensing and data access agreements. The investment had a carrying value of $64.0 million and is categorized as Level 3. The Company does not have the ability to exercise significant influence over this privately-held company and has elected to measure this investment as a non-marketable equity security and classified it in other investments on the condensed consolidated balance sheet. As of March 31, 2022, there were no remeasurement adjustments related to this non-marketable equity security.
In February 2022, the issuer of the Company's $10.0 million investment in non-marketable equity securities in a privately held company was acquired by a publicly-traded company. As a result of the acquisition in exchange for the securities in the privately-held entity, the Company received common stock of a publicly-traded entity with a value of $8.4 million, which shares are classified as marketable equity securities and measured at fair value on a recurring basis, with the remainder to be received in cash. The shares are categorized as Level 1 and changes in fair value are recorded within other income (expense), net in the condensed consolidated statements of operations.
At March 31, 2022, there were $70.2 million of financial instruments measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets.
6.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 79 locations of which all leases have commenced as of March 31, 2022. These leases are classified as operating leases. As of March 31, 2022, the remaining lease terms vary from approximately one month to eight years. For certain leases the Company has options to extend the lease term for periods varying from two months to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive Services, LLC (“Flexdrive”), a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of March 31, 2022, the remaining lease terms vary between 1 month to 3 years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of March 31, 2022
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	March 31, 2022	December 31, 2021
Operating Leases
Assets
Operating lease right-of-use assets	$213,111	$223,412
Liabilities
Operating lease liabilities, current	$51,710	$53,765
Operating lease liabilities, non-current	200,018	210,232
Total operating lease liabilities	$251,728	$263,997

Finance Leases
Assets
Finance lease right-of-use assets(1)	$25,972	$26,802
Liabilities
Finance lease liabilities, current(2)	12,599	13,556
Finance lease liabilities, non-current(3)	13,964	14,242
Total finance lease liabilities	$26,563	$27,798

Weighted-average remaining lease term (years)
Operating leases	5.5	5.6
Finance leases	2.2	2.2
Weighted-average discount rate
Operating leases	6.3%	6.3%
Finance leases	2.6%	2.8%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets and is primarily related to Flexdrive leases.
(2)This balance is included within other current liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive leases.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive leases.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating Leases
Operating lease cost	$17,603	$17,861

Finance Leases
Amortization of right-of-use assets	4,195	7,806
Interest on lease liabilities	189	294

Other Lease Costs
Short-term lease cost	1,477	1,855
Variable lease cost (1)	4,208	1,961
Total lease cost	$27,672	$29,777
_______________
(1)Consists primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
Sublease income was $3.7 million for the three months ended March 31, 2022 which was primarily related to subleases from the Company's transaction with Woven Planet in the third quarter of 2021. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the condensed consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19,622	$21,158
Operating cash flows from finance leases	241	279
Financing cash flows from finance leases	8,031	9,894

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2022 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2022	$48,868	$10,682	$59,550
2023	60,080	10,906	70,986
2024	53,690	5,654	59,344
2025	42,304	69	42,373
2026	28,474	—	28,474
Thereafter	68,097	—	68,097
Total minimum lease payments	301,513	27,311	328,824
Less: amount of lease payments representing interest	(49,785)	(748)	(50,533)
Present value of future lease payments	251,728	26,563	278,291
Less: current obligations under leases	(51,710)	(12,599)	(64,309)
Long-term lease obligations	$200,018	$13,964	$213,982
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
7.    Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with Amazon Web Services ("AWS"), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $300 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of March 31, 2022, the Company has made payments of $19.0 million under the amended arrangement.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. The Company has made investments totaling $82.2 million as of March 31, 2022.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $23.1 million and investments totaling $29.0 million as of March 31, 2022.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by cash. As of March 31, 2022 and December 31, 2021, the Company had letters of credit outstanding of $53.1 million and $53.1 million, respectively.
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
Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, and governmental investigations in the ordinary course of business, including suits by drivers, riders, renters, third parties and governmental entities (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, its acquisitions, securities issuances or business practices, or public disclosures about the business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to accidents or other trust and safety incidents involving drivers or riders using the Lyft Platform.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On January 12, 2021, a separate lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 11, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS have filed appeals to the California Court of Appeal. Briefing is currently underway. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. The Company and Uber filed motions to dismiss, which were denied by the court in March 2021. In September 2021, the Massachusetts Attorney General served Lyft and Uber with a motion for summary judgment on the issue of driver classification. In January 2022, before Lyft and Uber served their opposition briefs, the court continued the summary judgment motion until at least June 2022 to allow the parties more time to conduct discovery. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California or Massachusetts. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
Unemployment Insurance Assessment
The Company is involved in administrative audits with various state employment agencies, including audits related to driver classification, in Oregon, Wisconsin, Illinois, New York and New Jersey. The Company believes that drivers are properly classified as independent contractors and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain. The Company accrues liabilities that may result from assessments by, or any negotiated agreements with, these employment agencies when a loss is probable and reasonably estimable, and the expense is recorded to general and administrative expenses.
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
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders, renters or third parties using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on the Lyft

Platform, other riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of these and other plaintiffs are currently pending. Regardless of the outcome of these or other matters, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. Although the Company intends to vigorously defend against these lawsuits, its chances of success on the merits are still uncertain as these matters are at various stages of litigation and present a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable.
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
8.    Debt
Outstanding debt obligations as of March 31, 2022 were as follows (in thousands):

	Maturities	Interest Rates as of March 31, 2022	March 31, 2022	December 31, 2021
Convertible senior notes (1)	May 2025	1.50%	$738,439	$604,317
Non-revolving Loan	2022 - 2025	2.60% - 5.25%	66,106	75,680
Master Vehicle Loan	2022 - 2025	2.60% - 6.75%	38,780	31,440
Total long-term debt, including current maturities			$843,325	$711,437
Less: long-term debt maturing within one year			55,921	56,264
Total long-term debt			$787,404	$655,173
_______________
(1)     The Company adopted ASC 2020-06 on January 1, 2022 using the modified retrospective approach, which resulted in a $133.5 million increase to the carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs at the time of adoption.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense related to the 2025 Notes	$2,803	$2,803
Amortization of debt discount and issuance costs (1)	653	8,471
Interest expense related to vehicle loans	1,093	1,294
Interest expense	$4,549	$12,568
_______________
(1)     Following the adoption of ASC 2020-06 on January 1, 2022 using the modified retrospective approach, the debt discount associated with the equity component on convertible debt outstanding is now classified as debt, which results in a decrease in the amount of interest expense being recorded each period from January 1, 2022 to maturity.
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

Prior to the adoption of ASU 2020-06, the Company separated the 2025 Notes into a liability and an equity component. At the date of issuance, the Company determined the fair value of the liability component to be $558.3 million calculated as the present value of future cash flows discounted at the borrowing rate for a similar nonconvertible debt instrument. The equity component representing the conversion option was $189.2 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the 2025 Notes and the liability component ("debt discount") was amortized to interest expense over the contractual term at an effective interest rate of 8.0%.
Following the adoption of ASU 2020-06 on January 1, 2022, the Company no longer bifurcates the 2025 Notes, but rather accounts for the conversion feature as a single debt instrument. The difference between the carrying amount and face value of the liability results in a reduced liability component ("debt discount"). Therefore, less interest expense is being recorded each period from January 1, 2022 to maturity and the equity component is now classified as debt, eliminating the subsequent amortization of the debt discount as interest expense. Accordingly, the Company recorded a net decrease to additional paid-in capital of approximately $140.0 million, net of tax, to remove the equity component separately recorded for the conversion features associated with the 2025 Notes and equity component associated with the issuance costs, an increase of approximately $133.5 million in the carrying value of the 2025 Notes to reflect the full principal amount, net of issuance costs, and an increase to accumulated deficit of approximately $6.5 million, net of tax in the Company’s condensed consolidated balance sheet with no impact to the Company’s condensed consolidated statements of operations.
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the Initial Purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of March 31, 2022, the unamortized debt issuance cost of the 2025 Notes was $9.1 million on the condensed consolidated balance sheet.
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

During the quarter ended March 31, 2022, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.

Based on the last reported sale price of the Company's Class A common stock on March 31, 2022, the if-converted value of the 2025 Notes was $747.7 million, not exceeding the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$747,498	$747,498
Unamortized debt discount and debt issuance costs (1)	(9,059)	(143,181)
Net carrying amount of liability component	$738,439	$604,317
_______________
(1)     The Company adopted ASC 2020-06 on January 1, 2022 using the modified retrospective approach, which resulted in a $133.5 million increase to the carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs at the time of adoption.
As of March 31, 2022, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $917.2 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
The 2025 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the Initial Purchasers or their respective affiliates (the "option counterparties")

at a cost of approximately $132.7 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2025 Notes sold in the offering. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the trading price of the Company's Class A common stock price exceeds the conversion price of the 2025 Notes. The cap price of the Capped Calls will initially be $73.83 per share, which represents a premium of 150% over the last reported sale price of the Company's Class A common stock of $29.53 per share on The Nasdaq Global Select Market on May 12, 2020, and is subject to certain adjustments under the terms of the Capped Calls.
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
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of March 31, 2022, the Company was in compliance with all covenants related to the Non-revolving Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of March 31, 2022, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $65.4 million and $37.8 million, respectively, as of March 31, 2022 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of March 31, 2022 were as follows (in thousands):

Remainder of 2022	$46,556
2023	30,889
2024	24,052
2025	741,828
2026	—
Thereafter	—
Total long-term debt outstanding	$843,325
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of March 31, 2022, the Company was in compliance with all covenants of the VPA. As of March 31, 2022, the outstanding borrowings from the interim financing under the VPA was $11.6 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. As of March 31, 2022, there was no exposure to loss under the terms of the guarantee.
As of March 31, 2022, there was $3.9 million outstanding from other financings.
9.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2021	17,116	$45.75	$730,528
Granted	15,099	38.10
Vested	(3,602)	50.39
Canceled	(1,007)	44.26
Nonvested units as of March 31, 2022	27,606	$40.99	$1,058,641
Included in the grants for the three months ended March 31, 2022 are approximately 942,000 performance based restricted stock units (“PSUs”). Included in these PSUs were the following:
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
The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2022 and 2021 was $148.6 million and $307.5 million, respectively. In connection with RSUs that vested in the three months ended March 31, 2022, the Company withheld 43,800 shares and remitted cash payments of $1.8 million on behalf of the RSU holders to the relevant tax authorities.
As of March 31, 2022, the total unrecognized compensation cost was $965.7 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.7 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. On January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2021, an additional 3,237,371 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2022, an additional 3,449,382 shares of Class A common stock were reserved for issuance under the ESPP. As of March 31, 2022, 2,267,947 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
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
The Company recorded income tax expense of $2.8 million and $1.9 million in the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was (1.44)% and (0.45)% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2022 and December 31, 2021.
11.    Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, RSUs, PSUs, the 2025 Notes, and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-

dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(196,932)	$(427,339)
Weighted-average shares used in computing net loss per share, basic and diluted	346,558	326,165
Net loss per share, basic and diluted	$(0.57)	$(1.31)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	March 31,
	2022	2021
Restricted stock units	25,833	34,392
2025 Notes(1)	19,471	19,471
Stock options	1,040	1,430
Performance based restricted stock units	1,773	325
ESPP	329	192
Total	48,446	55,810
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
12.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three months ended March 31, 2022 and 2021.
13.    Subsequent Events
Acquisition of PBSC Urban Solutions ("PBSC")
On April 15, 2022, the Company signed an agreement to acquire PBSC, a global leader in bikeshare which supplies stations and bikes to many markets internationally, for approximately $130 million in cash and up to $15 million in earn-out incentives, subject to customary closing and other adjustments. The Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction and will provide all required disclosures in the second quarter ending June 30, 2022. The acquisition is expected to close in the second quarter ending June 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2021 Annual Report on Form 10-K/A. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.
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
We believe that the world is at the beginning of a shift to Transportation-as-a-Service (“TaaS”). Lyft is at the forefront of this massive societal change. Our ridesharing marketplace connects drivers with riders via the Lyft mobile application (the “Lyft App”) in cities across the United States and in select cities in Canada. We believe that our ridesharing marketplace allows riders to use their cars less and offers a viable alternative to car ownership while providing drivers using our platform the freedom and independence to choose when, where, how long and on what platforms they work. As this evolution continues, we believe there is a massive opportunity for us to improve the lives of riders by connecting them to more affordable and convenient transportation options.
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
Impact of COVID-19 to our Business
The ongoing COVID-19 pandemic continues to impact communities in the United States, Canada and globally. Since the pandemic began in March 2020, governments and private businesses - at the recommendation of public health officials - have enacted precautions to mitigate the spread of the virus. Beginning in the middle of March 2020, the pandemic and these related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. Our business continues to be impacted by the COVID-19 pandemic.
We are confident in our ability to continue to navigate this challenging period. In 2021, we saw continued recovery from the onset of the COVID-19 pandemic as vaccines were more widely distributed and more communities fully reopened, which resulted in improvements in revenue, Active Riders, net loss, and Adjusted EBITDA, compared to 2020. In the first quarter of 2022, we saw decreased demand for our platform in January resulting from an increase in cases due to variants of the virus, but that demand rebounded in February and March as COVID-19 variant cases decreased and communities continued to reopen.
We remain focused on our long-term growth opportunities. We believe we have sufficient liquidity to continue business operations and to take action we determine to be in the best interests of our employees, stockholders, stakeholders and of drivers and riders on the Lyft Platform. Although we have seen some signs of demand improving, the exact timing and pace of the recovery remain uncertain and there remains significant variation among our markets. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge.
For more information on risks associated with the COVID-19 pandemic and our litigation matters, see the section titled “Risk Factors” in Item 1A of Part II.
Recent Developments
Acquisition of PBSC Urban Solutions ("PBSC")
On April 19, 2022, we signed an agreement to acquire PBSC, a global leader in bikeshare which supplies stations and bikes to many markets internationally, for approximately $130 million in cash and up to $15 million in earn-out incentives, subject to customary closing and other adjustments. We are currently in the process of valuing the assets acquired and liabilities assumed in the transaction and will provide all required disclosures in the second quarter ending June 30, 2022. The acquisition is expected to close in the second quarter ending June 30, 2022.

Financial Results for the Three Months Ended March 31, 2022
•Total revenue was $875.6 million, an increase of 44% year-over-year.
•Total costs and expenses were $1.1 billion, including stock-based compensation expense of $153.7 million.
•Loss from operations was $199.3 million.
•Net loss was $196.9 million, a decrease of 54% year-over-year.
•Adjusted EBITDA was $54.8 million.
•Cash used in operating activities was $152.3 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $2.2 billion as of March 31, 2022.
Active Riders and Revenue per Active Rider

	Active Riders			Revenue per Active Rider
	2022	2021	Growth Rate	2022	2021	Growth Rate
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	17,804	13,494	31.9%	$49.18	$45.13	9.0%
Three Months Ended June 30		17,142			$44.63
Three Months Ended September 30		18,942			$45.63
Three Months Ended December 31		18,728			$51.79
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
The increase in the number of Active Riders in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due primarily to an increase in new rider activations as a result of the easing of travel restrictions and social distancing measures in certain regions. However, local recovery trends continue to vary significantly and these restrictions continue to have an ongoing impact on people’s mobility and we expect seasonality in the winter months may impact the number of Active Riders.
The increase in Revenue per Active Rider in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily reflects the improvement in demand on our platform compared to earlier periods during the COVID-19 pandemic, which had materially limited people's mobility and severely reduced Active Riders. Revenue per Active Rider also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021. Revenue per Active Rider slightly decreased in the three months ended March 31, 2022 compared to the three months ended December 31, 2021 primarily due to a decrease in demand in January 2022 resulting from an increase in cases due to variants of the virus. This was offset by a rebound in demand in February and March as COVID-19 variant cases decreased and communities continued to reopen. Additions to our Active Rider base at the end of any quarter are generally dilutive to Revenue per Active Rider for the quarter as there is less time to generate revenue.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K/A for the year ended December 31, 2021, except as described below.

Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.
Components of Results of Operations
As noted above, we expect to see decreased levels of demand for our platform, decreased numbers of new rider activations, and negative impacts on revenue when compared to levels prior to the onset of the COVID-19 pandemic in March 2020 for so long as responsive measures to COVID-19 remain in place. While we have expected some recovery in levels of demand due to the availability of vaccines and reopening of communities, we cannot be certain when conditions will return to pre-pandemic levels. We have adopted multiple measures in response to the COVID-19 pandemic. We cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results in the future periods.
Revenue Recognition
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from our vehicle service centers and revenue from licensing and data access agreements. Revenue derived from these offerings are recognized in accordance with ASC 606 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our condensed consolidated financial statements.
Revenue also consists of rental revenues recognized through leases or subleases primarily from Flexdrive, Lyft Rentals, and our network of Light Vehicles, which includes revenue generated from single-use ride fees paid by riders of Light Vehicles. Revenue derived from these offerings are recognized in accordance with ASC 842 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our condensed consolidated financial statements.
We offer various incentive programs to drivers that are recorded as reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received.
Cost of Revenue
Cost of revenue consists of costs directly related to revenue generating transactions through our multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing and bike and scooter rentals and also includes occupational hazard insurance for drivers in California. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles.
Operations and Support
Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, Light Vehicle fleet operations support costs, driver background checks and onboarding costs, fees paid to third-parties providing operations support, facility costs and certain car rental fleet support costs. Light Vehicle fleet operations support costs include general repairs and maintenance, and other customer support activities related to repositioning bikes and scooters for rider convenience, cleaning and safety checks.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$875,575	$608,960
Costs and expenses
Cost of revenue	440,294	412,039
Operations and support	98,600	88,931
Research and development	192,754	238,218
Sales and marketing	126,329	78,620
General and administrative	216,941	207,594
Total costs and expenses	1,074,918	1,025,402
Loss from operations	(199,343)	(416,442)
Interest expense	(4,549)	(12,568)
Other income, net	9,763	3,605
Loss before income taxes	(194,129)	(425,405)
Provision for income taxes	2,803	1,934
Net loss	$(196,932)	$(427,339)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	50.3	67.7
Operations and support	11.3	14.6
Research and development	22.0	39.1
Sales and marketing	14.4	12.9
General and administrative	24.8	34.1
Total costs and expenses	122.8	168.4
Loss from operations	(22.8)	(68.4)
Interest expense	(0.5)	(2.1)
Other income, net	1.1	0.6
Loss before income taxes	(22.2)	(69.9)
Provision for income taxes	0.3	0.3
Net loss	(22.5)%	(70.2)%
Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021
Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except for percentages)
Revenue	$875,575	$608,960	44%
Revenue increased $266.6 million, or 44%, in the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, driven primarily by an increase in the number of Active Riders as compared to the three months ended March 31, 2021, as vaccines became more widely distributed and more communities fully reopened. Revenue also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021. These increases were offset by an increase of $153.7 million in driver supply incentives recorded as a reduction to revenue as compared to the three months ended March 31, 2021.
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
Cost of Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except for percentages)
Cost of revenue	$440,294	$412,039	7%
Cost of revenue increased $28.3 million, or 7%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was due primarily to a $24.9 million increase in transaction fees and a $9.5 million increase in insurance costs. These increases were offset by a $12.0 million decrease in costs related to Flexdrive.

Operations and Support

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except for percentages)
Operations and support	$98,600	$88,931	11%
Operations and support expenses increased $9.7 million, or 11%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to a $3.8 million increase in driver onboarding costs and rider and driver support costs and a $3.5 million increase in Light Vehicle fleet operations support costs.
Research and Development

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except for percentages)
Research and development	$192,754	$238,218	(19)%
Research and development expenses decreased $45.5 million, or 19%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was primarily due to a $18.6 million decrease in personnel-related costs and a $14.8 million decrease in stock-based compensation, which were partially driven by reduced headcount following the transaction with Woven Planet in the third quarter of 2021. There were also decreases of $3.9 million in web hosting fees and $3.5 million in consulting and advisory costs.
Sales and Marketing

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except for percentages)
Sales and marketing	$126,329	$78,620	61%
Sales and marketing expenses increased $47.7 million, or 61%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $31.7 million in costs associated with driver and rider programs and an increase of $11.8 million in costs related to incentive programs.
General and Administrative

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except for percentages)
General and administrative	$216,941	$207,594	5%
General and administrative expenses increased $9.3 million, or 5%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to a $10.5 million increase in an accrual for self-retained general business liabilities, a $4.2 million increase in consultant and advisory costs and a $3.2 million increase in personnel-related costs, office-related costs, and other employee-related expenses. These increases were partially offset by a $11.1 million decrease in certain loss contingencies including legal accruals and settlements and a $3.6 million decrease in claims administration costs.

Interest Expense

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except for percentages)
Interest expense	$(4,549)	$(12,568)	(64)%
Interest expense decreased $8.0 million, or 64% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Interest expense was lower in the three months ended March 31, 2022 due to a decrease in amortization of debt discount related to the 2025 Notes following the adoption of ASU 2020-06 on January 1, 2022.
Other Income, Net

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except for percentages)
Other income, net	$9,763	$3,605	171%
Other income, net increased $6.2 million, or 171% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to a $3.7 million increase in sublease income for certain subleased offices as part of the transaction with Woven Planet in the third quarter of 2021.

Non-GAAP Financial Measures

	Three Months Ended March 31,
	2022	2021	% Change
	(in millions, except for percentages)
Contribution(1)	$502.5	$337.3	49.0%
Contribution Margin(1)	57.4%	55.4%
Adjusted EBITDA(1)	$54.8	$(73.0)	175.1%
Adjusted EBITDA Margin(1)	6.3%	(12.0)%
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
Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, result in the recognition of a deferred gain liability. The deferral of gains has a negative impact in the current period to cost of revenue as the losses on direct liabilities are not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provides a benefit to cost of revenue in current and future periods equal to the excess benefits received. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related adverse development and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Additionally, net amounts recognized for claims ceded under the Reinsurance Agreement would represent changes to historical liabilities for insurance required by regulatory agencies. As stated above, we believe prior period changes to insurance liabilities do not illustrate the current period performance of our ongoing operations or how the business is managed. This is because we have limited ability to influence the ultimate development of these historical claims, which can potentially date back years. Therefore, in the event that the net amount of any adverse developments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the "Net amount from claims ceded under the Reinsurance Agreement". For transparency, to help investors understand the ultimate economic benefit of the Reinsurance Agreement, we have broken out “Net amount of claims ceded under the Reinsurance Agreement,” which would otherwise have been captured in ”Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.” As of March 31, 2022, we have recorded $108.1 million of deferred gain related to losses ceded under the Reinsurance Agreement, which is included within accrued and other current liabilities on the consolidated balance sheets.
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
•stock-based compensation;
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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue	$875.6	$609.0
Less cost of revenue	(440.3)	(412.0)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	1.2	2.8
Stock-based compensation expense	9.9	8.4
Payroll tax expense related to stock-based compensation	0.8	1.1
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	—	128.0
Net amount from claims ceded under the Reinsurance Agreement(2)	55.3	—
Contribution(3)	$502.5	$337.3
_______________
(1)$128.0 million of insurance expense recorded during the three months ended March 31, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods.
(2)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral of gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period. For transparency, to help investors understand the ultimate economic benefit of the Reinsurance Agreement, we have broken out “Net amount of claims ceded under the Reinsurance Agreement,” which would otherwise have been captured in “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.”
(3)Due to rounding, numbers presented may not add up precisely to the totals provided.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2022	2021
Net loss	$(196.9)	$(427.3)
Adjusted to exclude the following:
Interest expense(1)	4.7	12.9
Other income, net	(9.8)	(3.6)
Provision for (benefit from) income taxes	2.8	1.9
Depreciation and amortization	31.8	34.4
Stock-based compensation	153.7	164.2
Payroll tax expense related to stock-based compensation	9.5	16.5
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(2)	—	128.0
Net amount from claims ceded under the Reinsurance Agreement(3)	55.3	—
Sublease income(4)	3.7	—
Adjusted EBITDA(5)	$54.8	$(73.0)
_______________
(1)Includes $0.2 million and $0.3 million related to the interest component of vehicle-related finance leases in the three months ended March 31, 2022 and 2021, respectively. Refer to Note 6 “Leases” to the condensed consolidated financial statements for information regarding the interest component of vehicle-related finance leases.
(2)$128.0 million of insurance expense recorded during the three months ended March 31, 2021 reflects changes to reserves estimates of claims from the second quarter of 2020 and earlier periods.
(3)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral of gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period. For transparency, to help investors understand the ultimate economic benefit of the Reinsurance Agreement, we have broken out “Net amount of claims ceded under the Reinsurance Agreement,” which would otherwise have been captured in ”Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.”
(4)Includes sublease income from subleases entered into as part of the transaction with Woven Planet in the third quarter of 2021. Sublease income prior to the third quarter of 2021 was immaterial. Refer to Note 3 "Divestitures" to the condensed consolidated financial statements for information regarding our transaction with Woven Planet for the divestiture of certain assets related to our self-driving vehicles division, Level 5.
(5)Due to rounding, numbers presented may not add up precisely to the totals provided.

Liquidity and Capital Resources
As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of approximately $214.9 million and short-term investments of approximately $2.0 billion, exclusive of restricted cash, cash equivalents and investments of $948.1 million. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2022 and December 31, 2021 were $880.9 million and $1.0 billion, respectively.
We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. While conditions have improved, these impacts are ongoing. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. We have adopted several measures in response to the COVID-19 pandemic. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including the transaction with Woven Planet completed on July 13, 2021. Refer to Note 3 "Divestitures" to the condensed consolidated financial statements for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5.
We cannot be certain that our actions will mitigate some or all of the continuing negative effects of the pandemic on our business. With $2.2 billion in unrestricted cash and cash equivalents and short-term investments as of March 31, 2022, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to maintain profitability on an Adjusted EBITDA basis, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, measures we take in response to the COVID-19 pandemic, our ability to maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic, and the expansion of sales and marketing activities. As noted above, we expect to see continued suppression of demand for our platform and the resultant negative impacts on revenue for so long as travel restrictions and other social distancing measures in response to COVID-19 remain in place. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to significantly invest further into EVs in order to achieve compliance with the California Clean Miles Standard and Incentive Program which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030. Our investment also allows us to make steps toward our commitment to reach 100% EVs on the Lyft Platform by the end of 2030. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(152,343)	$(79,464)
Net cash provided by (used in) investing activities	(74,242)	161,123
Net cash used in financing activities	(22,014)	(24,286)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	89	34
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(248,510)	$57,407
Operating Activities
Cash used in operating activities was $152.3 million for the three months ended March 31, 2022. This consisted primarily of a net loss of $196.9 million. This was offset by non-cash stock-based compensation expense of $153.7 million and depreciation and amortization expense of $31.8 million.
Cash used in operating activities was $79.5 million for the three months ended March 31, 2021. This consisted primarily of a net loss of $427.3 million offset by non-cash stock-based compensation expense of $164.2 million.
Investing Activities
Cash used in investing activities was $74.2 million for the three months ended March 31, 2022, which primarily consisted of purchases of marketable securities of $661.7 million. This was partially offset by proceeds from sales and maturities of marketable securities of $427.1 million and maturities of term deposits of $175.0 million.
Cash provided by investing activities was $161.1 million for the three months ended March 31, 2021, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.2 billion, partially offset by purchases of marketable securities of $981.7 million and term deposits of $75.0 million.
Financing Activities
Cash used in financing activities was $22.0 million for the three months ended March 31, 2022, which primarily consisted of our repayment of loans of $12.3 million and principal payments of finance lease obligations of $8.0 million.

Cash used in financing activities was $24.3 million for the three months ended March 31, 2021, which primarily consisted of our repayment of loans of $10.0 million, taxes paid related to net share settlement of equity awards of $7.7 million and principal payments of finance lease obligations of $9.9 million.
Contractual Obligations and Commitments
In February 2022, we amended our noncancelable arrangement with AWS, a web-hosting services provider. Under the most recent amended arrangement, we committed to spend an aggregate of at least $300 million between January 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of March 31, 2022, we have made payments of $19.0 million under the amended arrangement.
In April 2022, the Company signed an agreement to acquire PBSC for approximately $130 million in cash and up to $15 million in earn-out incentives, subject to customary closing and other adjustments. The acquisition is expected to close in the second quarter ending June 30, 2022.
As of March 31, 2022, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021.
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
As of March 31, 2022, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.2 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $948.1 million. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness in internal control over financial reporting described below.
Previously Disclosed Material Weakness
We disclosed in Part II, Item 9A Controls and Procedures of our Annual Report on Form 10-K/A for the year ended December 31, 2021 that we had identified a material weakness in internal control over financial reporting related to a lack of an effectively designed control activity over the evaluation of the impact of the terms of the Reinsurance Agreement on the accounting and reporting of the excess benefits of the Reinsurance Agreement. The material weakness remains unremediated as of March 31, 2022.
Status of Management’s Remediation Efforts
In order to remediate the material weakness, management plans to enhance the design of its control activity over the evaluation of the impact of the terms of reinsurance agreements on the accounting and reporting of the excess benefits. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. Management anticipates that the new control activity, when implemented and tested for a sufficient period of time, will remediate the material weakness.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect our remediation efforts described above will result in changes in our internal control over financial reporting for future periods.
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
•inaccuracies in or changes to our key metrics and estimates;
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

•The impacts of COVID-19 have had and may continue to have an adverse impact on the demand for vehicles rented to drivers through our Express Drive program, and for the fleet rented to users through Lyft Rentals. Further, COVID-19 has and may continue to negatively impact Lyft’s ability to operate the Express Drive program and its ability to conduct rental operations through Lyft Rentals as a result of restrictions on travel, mandated closures, limited staffing availability, and other factors related to COVID-19. These operations are more costly, and vulnerable to shortages of cleaning supplies or other materials required to operate rental sites while minimizing the risk of exposure to COVID-19. Further, Lyft Rentals and Flexdrive have faced significantly higher costs in transporting, repossessing, cleaning, and storing unrented and returned vehicles. These impacts to the demand for and operations of the different rental programs have and may continue to adversely affect our business, financial condition and results of operation.
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
•In response to the effects of the COVID-19 pandemic on our business, we have had to take certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may have adversely affected employee morale, our culture and our ability to attract and retain employees. As the severity, magnitude and duration of the COVID-19 pandemic, the public health responses, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. As the pandemic continues, the recovery of the economy and our business have fluctuated and varied by geography. Further, the ultimate impact of the COVID-19 pandemic on our users, customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response thereto on local or regional economies, travel and economic activity; the speed and efficacy of vaccine distribution; the availability of government funding programs; evolving laws and regulations regarding COVID-19, including those related to disclosure, notification and pricing; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; the duration of the pandemic; the extent of any virus mutations or new strains of COVID-19; and the pace of recovery when the COVID-19 pandemic subsides.
•In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for fires. The impact of climate change may increase these risks. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, we have offices and employees in Belarus and Ukraine that have been and may continue to be adversely affected by the current conflict in the region, including potential displacement. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.
Our business and results of operations are also subject to global economic conditions, including any resulting effect on spending by us or riders. A deterioration of general macroeconomic conditions, including slower growth or recession, inflation, changes to fuel and other energy costs or vehicle costs, or decreases in consumer spending power or confidence may harm our results of operations. Economic weakness or uncertainty, and constrained consumer spending have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to make decisions about future investments. In addition, economic instability or uncertainty, and other events beyond our control, such as the COVID-19 pandemic, have, and may continue to, put pressure on economic conditions, which has led, and could lead, to reduced demand for services on our platform or greater operating expenses. For example, inflation has broadly impacted the auto service industry, which has increased our insurance costs. In addition, gas prices have risen significantly and in light of these costs, we have implemented a temporary per ride fuel surcharge in most markets. If general economic conditions deteriorate in the United States or in other markets where we operate, discretionary spending may decline and demand for ridesharing may be reduced. An economic downturn resulting in a prolonged recessionary period may have a further adverse effect on our revenue.
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
•attract new qualified drivers and new riders, and retain existing qualified drivers and existing riders in a cost-effective manner;
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
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly and we have since recovered partially, but our revenue remains below pre-COVID levels and the timeline for a full recovery is uncertain. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, should not be considered indicative of our future performance. Further, although we have achieved Adjusted EBITDA profitability in recent periods, we have incurred net losses each year since our inception and we can provide no assurances that we will achieve or maintain Adjusted EBITDA profitability in the future, on a quarterly or annual basis, or that we will ever achieve profitability on a GAAP basis.
Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California including providing drivers in California with new earnings opportunities and protections, including contributions towards healthcare coverage, occupational accident insurance and minimum guaranteed earnings, and we have incurred and expect to continue to incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles, Flexdrive, Lyft Rentals and Lyft Auto Care. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, Mobile Services, Lyft Auto Care, and through our Express Drive vehicle rental program. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards may continue to be a significant expense in future periods, and as of March 31, 2022, we had $965.7 million of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.7 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada, such as BMW, which has an ongoing presence in the transportation network market in Europe. There are also a number of companies developing autonomous vehicle technology that may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Apple, Aurora, Baidu, General Motors (Cruise) and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, particularly after the COVID-19 pandemic, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings. We cannot be certain whether the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or the willingness of riders to use shared bikes or scooters. In addition, we paused our shared rides offerings (though we relaunched our shared rides offerings in select markets beginning in July 2021), and we were temporarily restricted from operating our bike share and scooter share programs in one jurisdiction due to public health and safety measures implemented in response to the COVID-19 pandemic and subsequently discontinued operations due to concerns with certain aspects of the program. In the event of a resurgence of COVID-19, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to earn income and other incentive programs, such as volume-based discounts and performance-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the pandemic, we have periodically had a shortage of available drivers relative to rider demand in certain markets particularly where restrictions on social activities and visiting business venues were or have been eased. This imbalance fluctuates for various reasons, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue may be negatively impacted. In addition, gas prices have risen significantly and in light of these costs, we have implemented a temporary per ride fuel surcharge in most markets. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. Our competitors may attempt to compete for drivers on the basis of these earning opportunities, or drivers may determine that such earning opportunities are not sufficient. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Notwithstanding the passage of Proposition 22, ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions. This includes a lawsuit seeking to overturn Proposition 22 in California, where a lower-court judge issued an order on August 20, 2021 finding that Proposition 22 is unenforceable (which order is now on appeal with Proposition 22 remaining in effect during the appeal). If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2022 and December 31, 2021 were $880.9 million and $1.0 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any operations-related claims that we make.
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
The amount of one or more auto-related claims or operations-related claims has exceeded and could continue to exceed our applicable aggregate coverage limits, for which we have borne and could continue to bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many types of claims, coverages and for a variety of commercial risks and are likely to do so in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced to manage pricing pressure. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, (v) the number of claims and average claim cost under our deductibles or self-insured retentions differs from historic averages or (vi) an insurance policy is cancelled or non-renewed.
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
•accidents, defects or other negative incidents involving autonomous vehicles or Light Vehicles on our platform or Light Vehicles sold to third parties;

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
Illegal, improper or otherwise inappropriate activity of users, whether or not occurring while utilizing our platform, has and could continue to expose us to liability and harm our business, brand, financial condition and results of operations.
Illegal, improper or otherwise inappropriate activities by users, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating users of our platform could adversely affect our brand, business, financial condition and results of operations. These activities may include assault, theft, unauthorized use of credit and debit cards or bank accounts, sharing of rider or driver accounts and other misconduct. While we have implemented various measures intended to anticipate, identify and address the risk of these types of activities, these measures may not adequately address, and are unlikely to prevent, all illegal, improper or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct has and could continue to expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities, such as our requirement that all drivers undergo annual background checks or our two-way rating system and related policies, are too restrictive and inadvertently prevent qualified drivers and riders otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified drivers and riders on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform, on our competitors’ platforms, or on any ridesharing platform, could adversely affect our reputation and brand or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition and results of operations.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. In addition, gas prices have risen significantly and in light of these costs, we have implemented a temporary per ride fuel surcharge in most markets. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing related to the COVID-19 pandemic and otherwise have imposed limits on prices for certain services and certain local regulations regarding minimum earnings standards for drivers have caused us to revise our pricing methodology in certain markets, including New York City and Seattle. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in negative public perception and harm to our reputation.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The passage of Proposition 22 in California has enabled us to provide additional earning opportunities to drivers in California, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles, Driver Hubs, Driver Centers and Mobile Services, Lyft Auto Care, Express Drive program and Lyft Rentals, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently grow and further develop our network of Light Vehicles, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in 2021, in

New York City, a competing operator named Joco attempted to launch a bike share program in violation of Citi Bike’s exclusivity, arguing that New York City could not regulate Joco because Joco’s stations were in private garages. The City successfully obtained a preliminary injunction against Joco, with our support. However, Joco continues to operate in New York City, and it is possible Lyft may need to further support the City in additional legal action against Joco. A negative determination in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. For example, the City of Miami suspended rentals of bikes and scooters from March through October 2020 as a result of the COVID-19 pandemic and again suspended rentals of scooters from December 2020 through February 2021 and for a brief period in November 2021, and Lyft subsequently discontinued operations in Miami, due to concerns with certain aspects of the program. While we do not expect any denial or suspension in an individual region to have a material impact, these denials or suspensions in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of Light Vehicles, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
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
Claims from riders, drivers or third parties that allege harm, whether or not our platform is in use, adversely affect our business, brand, financial condition and results of operations.
We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third-parties that are attributed to us through our offerings. We are also subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, riders, or third parties, or the management and safety of our platform and our assets, including in light of the COVID-19 pandemic and related public health measures issued by various jurisdictions, including travel bans, restrictions, social distancing guidance, and shelter-in-place orders. We are also subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, platform users and third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations, we may not be able to secure coverage at all.
As we expand our network of Light Vehicles, we are subject to an increasing number of claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our Light Vehicles, including potential indemnification claims. In some cases, we could be required to indemnify governmental entities or operating partners for claims arising out of issues, including issues that may be outside of our control, such as the condition of the public right of way. Any such claims arising from the use of our Light Vehicles, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our Light Vehicles. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacturers, including certain assets and components we design and have manufactured for us, have in the past contained and could in the future contain design or manufacturing product issues, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all product issues, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Our bikes and scooters have experienced product issues from time to time, which has in the past resulted in, and, in the future may result in, product recalls and removal from service, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition and results of operations.
We design, contract to design and manufacture, sell, and directly and indirectly modify, maintain and repair, bikes and scooters for our network of Light Vehicles. Such bikes and scooters have in the past contained, and, in the future may contain, product issues related to their design, materials or construction, may be improperly maintained or repaired or may be subject to vandalism. These product issues, improper maintenance or repair or vandalism have in the past unexpectedly interfered, and could in the future unexpectedly interfere, with the intended operations of the bikes or scooters, and have resulted, and could in the future result, in other safety concerns, including alleged injuries to riders or third parties. Although we, our contract manufacturers, and our third-party service providers test our bikes and scooters before they are deployed onto our network or sold, there can be no assurance we will be able to detect or prevent all product issues.
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
Since 2012 and prior to the COVID-19 pandemic, we generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future following the recovery of the world economy from the pandemic. This growth placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred at our San Francisco headquarters and across the United States and internationally. The number of our full-time employees increased from 2,708 as of December 31, 2017, to 4,634 as of March 31, 2022. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we continue to implement systems and processes designed to prevent and otherwise address security breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to respond to or prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the breach or incident and its root cause.
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
Our Express Drive program, Lyft Rentals program, and potential future fleet businesses expose us to certain risks, including reductions in the utilization of vehicles in the fleets.
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
The costs of the fleet vehicles may also be adversely impacted by the relative strength of the used car market. Flexdrive currently sells vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. It may be difficult to estimate the residual value of vehicles used in ridesharing, such as those rented to drivers through our Express Drive program. If we are unable to obtain and maintain the fleet of vehicles cost-efficiently or if we are unable to accurately forecast the residual values of vehicles in the fleets, our business, financial condition and results of operations could be adversely affected.
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
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third-party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and we may make material adjustments to our processes for calculating our metrics in order to enhance accuracy, because better information becomes available or other reasons, which may result in changes to our metrics. The estimates and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. Further, as our business develops, we may introduce, revise or cease reporting certain metrics if we determine that such metrics need adjusting to accurately or appropriately measure our performance. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then the trading price of our Class A common stock and our business, financial condition and results of operations could be adversely affected.
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
•shelter-in-place orders in certain jurisdictions where we operate that have required many of our employees to work remotely, as well as flexible workplace strategies;
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
Although we have policies and processes for using open source software to avoid subjecting our platform and offerings to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform and offerings. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
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
In addition, international expansion has increased our risks in complying with laws and standards in the U.S. and other jurisdictions, including with respect to customs, anti-corruption, anti-bribery, export controls and trade and economic sanctions and continued international expansion, including possible engagement with foreign governments as customers for our Light Vehicle offerings, may further increase such compliance risks. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of the applicable anti-corruption, anti-bribery, export controls, sanctions and similar laws could result in adverse media coverage, investigations, significant legal fees, loss of export privileges, severe criminal or civil penalties or suspension or debarment from U.S. government contracts, and/or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
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
The ridesharing industry, Light Vehicle sharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or comply with certain reporting and other compliance requirements to provide our ridesharing, bike and scooter sharing, auto repair and collision services, Flexdrive, Lyft Rentals and autonomous vehicle offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke existing or deny renewals of permits to operate, delay our ability to operate, increase their fees, charge new types of fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings. Any of the foregoing actions by these jurisdictions and governmental entities could adversely affect our business, financial condition and results of operations.
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
Our industry is relatively nascent and is rapidly evolving and increasingly regulated. We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on or attempted to ban ridesharing and bike and scooter sharing. For example, in December 2018, the New York City Taxi & Limousine Commission adopted rules governing minimum driver earnings calculations and utilization rates applicable to our ridesharing platform, as well as certain other ridesharing platforms. Our legal challenge was unsuccessful and other jurisdictions have adopted and may continue to adopt similar legislation. For example, the City of Seattle adopted the Transportation Network Company Driver Minimum Compensation Ordinance effective January 1, 2021, which sets minimum driver earnings calculations for rideshare platforms. Effective January 1, 2023, a statewide Washington law, HB 2076, preempts this Seattle Ordinance, but still implements minimum driver earnings standards. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider similar legislation. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 7. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourself vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in several putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorney General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in Oregon, Wisconsin, Illinois, New York, and New Jersey. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As our business continues to evolve, the possibility of intellectual property rights claims against us grows based on the following: increase in public profile, increases in the number of competitors in our markets, our continued development of new technologies, new products and services, and new intellectual property, as well as potential international expansion. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have initiated licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
We receive, transmit and store a large volume of personal information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which becomes operative on January 1, 2023. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA will require new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. The effects of this legislation potentially are far-reaching, however, and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. Additionally, other states have considered or have enacted legislation similar to the CCPA and CPRA. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023; and on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023. These new and modified state laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

Further, as we continue to expand our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. Changes in the law or regulatory landscape could limit or prohibit activities in this regard. Further, the collection and storage of data in connection with the use of our Concierge and Lyft Pass for Healthcare offerings by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Contracted healthcare entities including healthcare providers, health plans, and transportation brokers using our Concierge or Lyft Pass for Healthcare offerings are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare covered entities or other contracted business associates of a healthcare covered entity. Compliance obligations under HIPAA include privacy, security and breach notification obligations, and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1.5 million for “willful neglect” violations and the possibility of civil litigation.
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
Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or use or release of personal information or other driver or rider data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing drivers and riders from using our platform or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection or information security, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.
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
For example, contracting with healthcare entities and transportation brokers representing healthcare entities may subject us to certain healthcare related laws and regulations. These laws and regulations may impose additional requirements on us and our platform in providing access to rides through the Lyft Platform on behalf of healthcare partners. Additional requirements may arise related to the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare partners. With respect to our healthcare rides matched through the Lyft Platform and provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations. Significant violations of such laws could lead to our loss of Medicaid provider enrollment status, and could also potentially result in exclusion from the federal and state healthcare programs as an authorized transportation platform provider. Further, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, the expanded work-from-home practices of our employees in response to COVID-19 and flexible work arrangements, new offerings on our platform or from strategic transactions, including acquisitions and divestitures. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. Furthermore, if any issues in complying with those requirements are identified we may incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. For example, we have incurred costs related to the restatement of our previously issued consolidated financial statements and related material weakness as described in our Annual Report on Form 10-K/A and as further described in the “Risks Related to Restatement of our Consolidated Financial Statements” below. In addition, it may become more expensive to obtain director and officer liability insurance due to these issues.
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
•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and data security, as well as anti-bribery and anti-corruption laws, export controls, sanctions and industry-specific-regulation;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business, or the risk that we become subject to new or additional regulatory burdens that affect our business in potentially unanticipated and significantly negative ways;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. For example, in July 2021, we closed the sale of our Level 5 self-driving vehicle division. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction, or we may have difficulty operating together with another partner or joint venturer. Further, during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 8 "Debt" to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of March 31, 2022, we had $843.3 million of indebtedness for borrowed money outstanding.
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
As of December 31, 2021, we had $7.5 billion of federal and $6.7 billion of state net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2030 for federal and began expiring in 2022 for state purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating losses to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 21.27% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 12.55% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of March 31, 2022 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of March 31, 2022.
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
Risks Related to Restatement of Our Consolidated Financial Statements
We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2021, which continued to exist as of March 31, 2022. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
On April 28, 2022, the audit committee of the Company's board of directors concluded, after discussion with the Company’s management, that the previously issued financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as interim financial information as of September 30, 2021 and for the three and nine months then ended (the “Affected Periods”) should no longer be relied upon due to an error that resulted in the understatement of cost of revenue and net loss for the Affected Periods, and required restatement. As a result of this restatement, the Company’s management re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. Management concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2021 and December 31, 2021, and its internal control over financial reporting was not effective as of December 31, 2021 due to the following material weakness. Specifically, there was a lack of an effectively designed control activity over the evaluation of the impact of the terms of the Reinsurance Agreement (as defined above) on the accounting and reporting of the excess benefits of the Reinsurance Transaction (as defined above). For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A of our Annual Report on Form 10-K/A.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Lyft, Inc. Outside Director Compensation Policy, amended on March 22, 2022.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	May 10, 2022	By:	/s/ Logan Green
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Elaine Paul
Chief Financial Officer (Principal Financial Officer)