Form 10-Q
period 2022-06-30
Lyft, Inc.
filed 2022-08-05
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 1, 2022, the number of shares of the registrant’s Class A common stock outstanding was 344,141,081 and the number of shares of the registrant’s Class B common stock outstanding was 8,602,629.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including insurance costs, capital expenditures, our ability to determine insurance, legal and other reserves and our ability to achieve and maintain future profitability;
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
•the demand for our platform or for Transportation-as-a-Service networks in general, including our expectations regarding rides and Active Riders, and the impact of demand on our financial and operating performance;
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
•our ability to successfully acquire and integrate companies and assets; and
•our ability to identify, attract, motivate and retain qualified personnel, especially in light of hyper-competitive compensation environment.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$239,299	$457,325
Short-term investments	1,567,749	1,796,533
Prepaid expenses and other current assets	652,435	522,212
Total current assets	2,459,483	2,776,070
Restricted cash and cash equivalents	102,099	73,205
Restricted investments	1,090,835	1,044,855
Other investments	155,677	80,411
Property and equipment, net	381,575	298,195
Operating lease right-of-use assets	201,215	223,412
Intangible assets, net	89,177	50,765
Goodwill	262,214	180,516
Other assets	15,259	46,455
Total assets	$4,757,534	$4,773,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$99,958	$129,542
Insurance reserves	1,234,903	1,068,628
Accrued and other current liabilities	1,348,359	1,264,426
Operating lease liabilities — current	48,651	53,765
Total current liabilities	2,731,871	2,516,361
Operating lease liabilities	188,993	210,232
Long-term debt, net of current portion	807,994	655,173
Other liabilities	61,409	50,905
Total liabilities	3,790,267	3,432,671
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of June 30, 2022 and December 31, 2021; 344,128,277 and 336,335,594 Class A shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively; 100,000,000 Class B shares authorized as of June 30, 2022 and December 31, 2021; 8,602,629 Class B shares issued and outstanding, as of June 30, 2022 and December 31, 2021	4	3
Additional paid-in capital	9,908,513	9,706,293
Accumulated other comprehensive income (loss)	(10,988)	(2,511)
Accumulated deficit	(8,930,262)	(8,362,572)
Total stockholders’ equity	967,267	1,341,213
Total liabilities and stockholders’ equity	$4,757,534	$4,773,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$990,748	$765,025	$1,866,323	$1,373,985
Costs and expenses
Cost of revenue	650,356	346,890	1,090,650	758,929
Operations and support	105,314	93,765	203,914	182,696
Research and development	201,768	252,039	394,522	490,257
Sales and marketing	140,754	99,927	267,083	178,547
General and administrative	265,731	212,522	482,672	420,116
Total costs and expenses	1,363,923	1,005,143	2,438,841	2,030,545
Loss from operations	(373,175)	(240,118)	(572,518)	(656,560)
Interest expense	(4,960)	(12,849)	(9,509)	(25,417)
Other income, net	953	1,741	10,716	5,346
Loss before income taxes	(377,182)	(251,226)	(571,311)	(676,631)
Provision for income taxes	64	692	2,867	2,626
Net loss	$(377,246)	$(251,918)	$(574,178)	$(679,257)
Net loss per share, basic and diluted	$(1.08)	$(0.76)	$(1.65)	$(2.06)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	350,526	332,101	348,553	329,149
Stock-based compensation included in costs and expenses:
Cost of revenue	$10,085	$10,176	$20,007	$18,626
Operations and support	6,306	7,155	11,896	12,043
Research and development	91,148	117,868	171,913	213,458
Sales and marketing	12,008	10,504	22,580	18,467
General and administrative	57,097	55,298	103,991	102,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(377,246)	$(251,918)	$(574,178)	$(679,257)
Other comprehensive (loss) income
Foreign currency translation adjustment	(145)	(1,512)	592	(1,085)
Unrealized gain (loss) on marketable securities, net of taxes	(631)	158	(9,069)	(51)
Other comprehensive (loss) income	(776)	(1,354)	(8,477)	(1,136)
Comprehensive loss	$(378,022)	$(253,272)	$(582,655)	$(680,393)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended June 30, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	488	—	3,244	—	—	3,244
Issuance of common stock upon settlement of restricted stock units	5,218	—	—	—	—	—
Shares withheld related to net share settlement	(130)	—	(7,653)	—	—	(7,653)
Stock-based compensation	—	—	164,229	—	—	164,229
Other comprehensive income	—	—	—	—	218	218
Net loss	—	—	—	(427,339)	—	(427,339)
Balances as of March 31, 2021	329,313	$3	$9,136,881	$(7,727,767)	$(255)	$1,408,862
Issuance of common stock upon exercise of stock options	115	—	589	—	—	589
Issuance of common stock upon settlement of restricted stock units	5,279	—	—	—	—	—
Shares withheld related to net share settlement	(155)	—	(8,091)	—	—	(8,091)
Issuance of common stock under employee stock purchase plan	674	—	16,559	—	—	16,559
Stock-based compensation	—	—	200,111	—	—	200,111
Other comprehensive income	—	—	—	—	(1,354)	(1,354)
Net loss	—	—	—	(251,918)	—	(251,918)
Balances as of June 30, 2021	335,226	$3	$9,346,049	$(7,979,685)	$(1,609)	$1,364,758

	Six Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
Adjustments related to the adoption of ASU 2020-06	—	—	(139,958)	6,488	—	(133,470)
Issuance of common stock upon exercise of stock options	65	—	90	—	—	90
Issuance of common stock upon settlement of restricted stock units	3,602	—	—	—	—	—
Shares withheld related to net share settlement	(44)	—	(1,807)	—	—	(1,807)
Stock-based compensation	—	—	156,595	—	—	156,595
Other comprehensive loss	—	—	—	—	(7,701)	(7,701)
Net loss	—	—	—	(196,932)	—	(196,932)
Balances as of March 31, 2022	348,561	$3	$9,721,213	$(8,553,016)	$(10,212)	$1,157,988
Issuance of common stock upon exercise of stock options	31	—	313	—	—	313
Issuance of common stock upon settlement of restricted stock units	3,526	1	—	—	—	1
Shares withheld related to net share settlement	(90)	—	(1,742)	—	—	(1,742)
Issuance of common stock under employee stock purchase plan	703	—	11,945	—	—	11,945
Stock-based compensation	—	—	176,644	—	—	176,644
Other comprehensive loss	—	—	—	—	(776)	(776)
Net loss	—	—	—	(377,246)	—	(377,246)
Other	—	—	140	—	—	140
Balances as of June 30, 2022	352,731	$4	$9,908,513	$(8,930,262)	$(10,988)	$967,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(574,178)	$(679,257)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	60,907	69,005
Stock-based compensation	330,387	365,230
Amortization of premium on marketable securities	1,908	2,379
Accretion of discount on marketable securities	(3,727)	(636)
Amortization of debt discount and issuance costs	1,347	17,239
(Gain) loss on sale and disposal of assets, net	(31,866)	1,199
Other	313	2,531
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(124,520)	(12,568)
Operating lease right-of-use assets	27,113	30,560
Accounts payable	(35,783)	(4,723)
Insurance reserves	166,275	48,764
Accrued and other liabilities	33,547	71,925
Lease liabilities	(29,254)	(28,680)
Net cash used in operating activities	(177,531)	(117,032)
Cash flows from investing activities
Purchases of marketable securities	(1,262,318)	(1,727,258)
Purchases of term deposits	(10,046)	(276,506)
Proceeds from sales of marketable securities	357,788	81,951
Proceeds from maturities of marketable securities	713,593	1,959,058
Proceeds from maturities of term deposits	380,046	312,506
Purchases of property and equipment and scooter fleet	(53,310)	(20,514)
Cash paid for acquisitions, net of cash acquired	(146,334)	3
Sales of property and equipment	43,704	14,504
Other	—	(2,000)
Net cash provided by (used in) investing activities	23,123	341,744
Cash flows from financing activities
Repayment of loans	(26,680)	(19,990)
Proceeds from exercise of stock options and other common stock issuances	12,349	20,392
Taxes paid related to net share settlement of equity awards	(3,549)	(15,743)
Principal payments on finance lease obligations	(15,728)	(18,656)
Net cash used in financing activities	(33,608)	(33,997)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(121)	25
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(188,137)	190,740
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	531,193	438,485
End of period	$343,056	$629,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$239,299	$484,181
Restricted cash and cash equivalents	102,099	144,567
Restricted cash, included in prepaid expenses and other current assets	1,658	477
Total cash, cash equivalents and restricted cash and cash equivalents	$343,056	$629,225

Non-cash investing and financing activities
Purchases of property and equipment, and scooter fleet not yet settled	$77,634	$55,996
Contingent consideration	14,100	—
Right-of-use assets acquired under finance leases	8,916	15,129
Right-of-use assets acquired under operating leases	327	5,800
Remeasurement of finance and operating lease right of use assets for lease modification	225	(3,812)
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
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of bikes and scooters (“Light Vehicles”), the Express Drive program, where drivers can enter into short-term rental agreements with Flexdrive Services, LLC (“Flexdrive”) or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform, and Lyft Rentals, a consumer offering for users who want to rent a car for a fixed period of time for personal use, and Lyft Driver Centers and Lyft Auto Care, where drivers and riders can request auto maintenance and collision repair services offered through the Lyft Platform in certain markets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the U.S. Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Significant items subject to estimates and assumptions include those related to losses resulting from insurance claims, fair value of financial assets and liabilities, goodwill and identifiable intangible assets, leases, indirect tax obligations, legal contingencies, valuation allowance for deferred income taxes, and the valuation of stock-based compensation.
Beginning in the middle of March 2020, the outbreak of the coronavirus (“COVID-19”) in the United States, Canada, and globally has impacted the Company’s business. The Company continues to be impacted by COVID-19, but the long-term impact will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require it to update its estimates, judgments or revise the carrying value of the Company's assets or liabilities, including the recording of any credit losses. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized on the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
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
The table below presents the Company’s revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from contracts with customers (ASC 606)	$914,547	$696,898	$1,732,646	$1,265,688
Rental revenue (ASC 842)	76,201	68,127	133,677	108,297
Total revenue	$990,748	$765,025	$1,866,323	$1,373,985
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
As the Company’s customary business practice, a contract exists between the driver and the Company when the driver’s ability to cancel the ride lapses, which typically is upon pickup of the rider. The Company’s single performance obligation in the transaction is to connect drivers with riders to facilitate the completion of a successful transportation service for riders. The Company recognizes revenue upon completion of a ride as its performance obligation is satisfied upon the completion of the ride. The Company collects the fare and related charges from riders on behalf of drivers using the rider’s pre-authorized credit card or other payment mechanism and retains its fees before making the remaining disbursement to drivers; thus, the driver’s ability and intent to pay is not subject to significant judgment.
The Company recognizes revenue from subscription fees paid to access transportation options through the Lyft Platform and mobile-based applications over the applicable subscription period in accordance with ASC 606. The Company also recognizes revenue from auto maintenance and collision repair services and revenue from the bikes and bike station hardware and software sales in accordance with ASC 606.
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
The Company operates a fleet of rental vehicles through its independently managed subsidiary, Flexdrive, comprised of both owned vehicles and vehicles leased from third-party leasing companies. The Company either leases or subleases vehicles to drivers and Lyft Rentals renters, and as a result, the Company considers itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. Fleet operating costs include monthly fixed lease payments and other vehicle operating or ownership costs, as applicable. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis on the condensed consolidated financial statements. Drivers who rent vehicles are charged rental fees, which the Company collects from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $246.1 million and $196.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company's allowance for credit losses was $10.7 million and $9.3 million as of June 30, 2022 and December 31, 2021, respectively. The change in the allowance for credit losses for the six months ended June 30, 2022 were immaterial.
Incentive Programs
The Company offers incentives to attract drivers, riders, Light Vehicle riders, and Lyft Rentals renters to use the Lyft Platform. Drivers generally receive cash incentives while riders, Light Vehicle riders, and Lyft Rentals renters generally receive free or discounted rides under such incentive programs. Incentives provided to drivers, Light Vehicle riders, and Lyft Rental renters, the customers of the Company, are accounted for as a reduction of the transaction price. As the riders are not the Company’s customers, incentives provided to riders are generally recognized as sales and marketing expense except for certain pricing programs described below.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of June 30, 2022 and December 31, 2021, the rider referral coupon liability was not material.
Light Vehicle Rider and Lyft Rentals Renter Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the three and six months ended June 30, 2022 and 2021.
For the three and six months ended June 30, 2022, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $397.2 million and $747.1 million as a reduction to revenue and $32.6 million and $57.5 million as sales and marketing expense, respectively. For the three and six months ended June 30, 2021, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $376.1 million and $572.3 million as a reduction to revenue and $10.3 million and $23.4 million as sales and marketing expense, respectively.
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
The Company considers an available-for-sale debt security to be impaired if the fair value of the investment is less than its amortized cost basis. The entire difference between the amortized cost basis and the fair value of the Company’s available-for-sale debt securities is recognized on the condensed consolidated statements of operations as an impairment if, (i) the fair value of the security is below its amortized cost and (ii) the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis. If neither criterion is met, the Company evaluates whether the decline in fair value is due to credit losses or other factors. In making this assessment, the Company considers the extent to which the security’s fair value is less than amortized cost, changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company’s assessment indicates that a credit loss exists, the credit loss is measured based on the Company’s best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts.
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of June 30, 2022, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
The Company’s investments in debt securities include:
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
Insurance claims may take years to completely settle, and the Company has limited historical loss experience. Because of the limited operational history, the Company makes certain assumptions based on currently available information and industry statistics, with the loss development factors as one of the most significant assumptions, and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while the Company believes that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts that will ultimately be paid to settle the liability and when amounts will be paid may significantly vary from the estimated amounts provided for on the condensed consolidated balance sheets. For example, disruptive factors may distort data, metrics and patterns and result in rapid increases in insurance cost and reserve deficiency. These disruptive factors can include recent economic conditions and ongoing global events such as the high inflationary environment, increased litigation, and higher than expected losses across the commercial auto industry as well as the continued impact of the COVID-19 pandemic. The Company continues to review its insurance estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves.
On April 22, 2021, PVIC entered into a Reinsurance Agreement with DARAG, under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date (the “Reinsurance Transaction”). Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million. Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, result in the recognition of a deferred gain liability. The deferred gain liability is amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves. The settlement period of the ceded reserves is based on the life-to-date cumulative losses collected and likely extends over periods longer than a quarter. The amount of the deferral that is amortized is recalculated each period based on loss payments and updated estimates of the portfolio’s total losses. When the amount and timing of the reinsurance recoveries are uncertain, the recovery method should be used to calculate the amount of amortization in period. The deferral of gains has a negative impact in the current period to cost of revenue as the losses on direct liabilities are not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provides a benefit to cost of revenue in current and future periods equal to the excess benefits received. Deferred gain liabilities for the Reinsurance Transaction are included in accruals and other current liabilities on the condensed consolidated balance sheets.
On June 21, 2022, PVIC and DARAG completed a transaction to effectively commute and settle the previous Reinsurance Agreement. Refer to Note 5 "Supplemental Financial Statement Information - Commutation of the Reinsurance Agreement" to the condensed consolidated financial statements for information regarding this transaction.
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
Lessor
The Company’s lease arrangements include vehicle rentals to drivers or renters under the Flexdrive and Lyft Rentals programs and Light Vehicle rentals to single-use riders. Due to the short-term nature of these arrangements, the Company classifies these leases as operating leases. The Company does not separate lease and non-lease components, such as insurance or roadside assistance provided to the lessee, in its lessor lease arrangements. Lease payments are primarily fixed and are recognized as revenue in the period over which the lease arrangement occurs. Taxes or other fees assessed by governmental authorities that are both imposed on and concurrent with each lease revenue-producing transaction and collected by the Company from the lessee are excluded from the consideration in its lease arrangements. The Company mitigates residual value risk of its leased assets by performing regular maintenance and repairs, as necessary, and through periodic reviews of asset depreciation rates based on the Company's ongoing assessment of present and estimated future market conditions.
Lessee
The Company’s leases include real estate property to support its operations and Flexdrive vehicles that may be used by drivers to provide ridesharing services on the Lyft Platform or renters for personal reasons through Lyft Rentals. For leases with a term greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not separate lease and non-lease components of contracts for real estate property leases, but has elected to do so for vehicle leases when non-lease components exist in these arrangements. For certain leases, the Company also applies a portfolio approach to account for right-of-use assets and lease liabilities that are similar in nature and have nearly identical contract provisions.
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
Variable Interest Entities
In accordance with ASC 810, Consolidation, the Company evaluates its ownership, contractual and other interests in entities to assess whether it has a variable interest in entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). These evaluations are complex, involving judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. For an entity to qualify as a VIE, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and, if so, to consolidate such entity into its consolidated financial statements.
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of June 30, 2022.

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
    In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires companies to apply the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. This will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. This new standard will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year, with early adoption permitted. The Company adopted ASU 2021-08 in the second quarter of 2022 on a prospective basis. There were no acquisitions in the first quarter of 2022.
Recent Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security to contractual restrictions that prohibit the sale of an equity security and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within that fiscal year, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements.
3.    Acquisitions
Acquisition of PBSC Urban Solutions Inc. ("PBSC")
On May 17, 2022 (the “Closing Date”), the Company completed its acquisition of one hundred percent of PBSC's outstanding equity, a global leader in bikeshare that supplies stations and bikes to markets internationally, for a total purchase price of $163.5 million inclusive of $14.1 million in estimated fair value of contingent consideration. The acquisition was treated as a business combination and increases the Company’s scale in micromobility by leveraging PBSC’s deep sales experience and customer relationships.
Acquisition costs were immaterial and are included in general and administrative expenses in the condensed consolidated statements of operations.
The earn out incentives, ranging from zero to $15.0 million, is included in contingent consideration on the accompanying condensed consolidated balance sheet at June 30, 2022 at a fair value of $14.1 million. The earn out incentives are based on hardware and software for new system sales, either earned or committed during the earn out period. It will be remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized an option-pricing model to value the earn out based on the likelihood of reaching firm-specific targets. Significant inputs used in the calculations include probability of success, duration of the earn-out and discount rate.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the Closing Date (in thousands):

Cash and cash equivalents	$2,665
Prepaid expenses and other current assets	34,845
Other investments	22,175
Property and equipment	2,202
Operating lease right-of-use assets	786
Identifiable intangible assets	45,047
Total identifiable assets acquired	107,720
Accounts payable	6,004
Accrued and other liabilities	3,344
Operating lease liabilities — current	292
Operating lease liabilities	494
Other liabilities	14,678
Total liabilities assumed	24,812
Non-controlling interest (recorded to equity)	140
Net assets assumed	82,768
Goodwill	80,748
Total acquisition consideration	$163,516
The purchase accounting for the acquisition of PBSC remains incomplete with respect to certain opening current asset and liability balances. Additionally, identifiable intangible assets, deferred tax liabilities and purchase consideration, may be adjusted as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the date of acquisition
The Company adopted ASU 2021-08 on April 1, 2022, prior to the acquisition of PBSC, the Company's only acquisition this fiscal year. Upon the adoption of this update, contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination are recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 as if the acquirer had originated the contracts, which would generally result in an acquirer recognizing and measuring acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. Therefore, PBSC’s historical deferred revenue balance as of May 17, 2022 has been included in the purchase price allocation in accordance with ASU 2021-08.
The goodwill is attributable to (i) expanded sales opportunities for the Company's current products and services by leveraging PBSC's assembled workforce and (ii) cost synergies associated with economies of scale and a streamlined supply chain as the combined businesses operate on a global scale. The acquisition is a non-taxable business combination and goodwill recognized in the acquisition is not deductible for tax purposes.
The Company recorded intangible assets at their fair value, which consisted of the following (in thousands):

	Estimated useful life (in years)	Amount
Tradename	2	$1,009
Customer relationships – cities	7 - 11	22,157
Developed technology (hardware and software)	2 - 3	21,881
Total intangible assets		$45,047
The fair value of the tradename was determined to be $1.0 million with an estimated useful life of two years. The fair value of the tradename was determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes and discounting the resulting net cash flows to a present value using an appropriate discount rate.
The fair value of the contractual relationships – cities was determined to be $22.2 million with estimated useful lives between seven years and eleven years. The fair value of the contractual relationships – cities was determined using the multi-period excess earnings. The multi-period excess earnings approach involves forecasting the net earnings expected to be generated by the asset reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate.
The fair value of the developed technology intangible asset was determined to be $21.9 million with an estimated useful life between two years and three years. The fair value of the developed technology was determined using the replacement cost approach. In the replacement cost approach, the fair value of an asset is based on the cost of a market participant to reconstruct a substitute asset of comparable utility, adjusted for any obsolescence. The fair value of the asset would include the expected profit margin a hypothetical third party developer would charge and a market participant buyer's opportunity costs lost over the period to reconstruct the substitute asset.
Judgment was applied for a number of assumptions in valuing the identified intangible assets, including revenue and cash flow forecasts, technology life, royalty rate, obsolescence and discount rate.
As part of its acquisition of PBSC, the Company acquired several joint ventures (“JVs”) which were deemed to be variable interest entities (“VIEs”) in accordance with ASC 810 Consolidation on the acquisition date. The Company determined that PBSC is the primary beneficiary of one VIE, in which it owns an 80% equity interest, as PBSC has the power to direct the majority of the activities of the VIE that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits. As PBSC is the primary beneficiary of the VIE, the assets, liabilities, non-controlling interest, revenues and operating results are included in the condensed consolidated financial statements.
The acquisition date fair value of the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeds the carrying value and is recorded within other investments in the condensed consolidated balance sheet. The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make.
The Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the period ended June 30, 2022.
The results of operations for the acquired business have been included in the condensed consolidated statements of operations for the period subsequent to the Company's acquisition of PBSC. PBSC’s results of operations for periods prior to this acquisition were not material to the condensed consolidated statements of operations and, accordingly, pro forma financial information has not been presented.
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

5.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	June 30, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$41,954	$—	$—	$41,954
Money market deposit accounts	158,474	—	—	158,474
Term deposits	15,000	—	—	15,000
Certificates of deposit	335,221	4	(1,320)	333,905
Commercial paper	1,121,392	5	(3,984)	1,117,413
Corporate bonds	104,150	—	(901)	103,249
U.S. government securities	17,991	1	(1)	17,991
Total unrestricted cash equivalents and short-term investments	1,794,182	10	(6,206)	1,787,986
Restricted Balances(2)
Money market funds	14,437	—	—	14,437
Term deposits	5,046	—	—	5,046
Certificates of deposit	400,152	5	(979)	399,178
Commercial paper	627,750	—	(1,911)	625,839
Corporate bonds	39,829	—	(207)	39,622
U.S. government securities	54,891	—	(336)	54,555
Total restricted cash equivalents and investments	1,142,105	5	(3,433)	1,138,677
Total unrestricted and restricted cash equivalents and investments	$2,936,287	$15	$(9,639)	$2,926,663
_______________
(1)Excludes $15.6 million of cash and $3.5 million of marketable equity securities, which are included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $55.9 million of restricted cash, which is included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of June 30, 2022, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of June 30, 2022 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of June 30, 2022. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of June 30, 2022 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	June 30, 2022
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$713,127	$2,299
Corporate bonds	142,871	1,108
Commercial paper	1,706,947	5,895
U.S. government securities	57,654	337
Total available-for-sale debt securities in an unrealized loss position	$2,620,599	$9,639
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Legal accruals	$380,810	$349,518
Insurance-related accruals	359,774	336,340
Ride-related accruals	200,850	196,716
Long-term debt, current	53,017	56,264
Insurance claims payable and related fees	39,067	33,696
Deferred gain related to the Reinsurance Transaction (1)	2,357	52,785
Other	312,484	239,107
Accrued and other current liabilities	$1,348,359	$1,264,426
_______________
(1)Refer to Note 2 “ Summary of Significant Accounting Policies” above and the rest of this Note 5 “Supplemental Financial Information - Insurance Reserves” below for more information on this deferred gain.
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$1,068,628	$987,064
Reinsurance recoverable at beginning of period	(245,179)	(251,328)
Additions related to:
Reserves for current period	126,314	152,029
Change in estimates for prior periods	275,410	128,045
Losses paid	(241,708)	(224,843)
Adjustments related to Commutation Transaction(1)	247,438	—
Transfer of certain legacy auto insurance liabilities	—	—
Net balance at the end of the period	1,230,903	790,967
Add: Reinsurance recoverable at the end of the period	4,000	244,861
Balance at end of period	$1,234,903	$1,035,828
_______________
(1)In the second quarter of 2022, the Company completed the Commutation Transaction, which effectively commuted and settled the previous Reinsurance Agreement. See below for more details of the "Commutation of the Reinsurance Agreement".
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the

Reinsurance Transaction”). The Reinsurance Agreement is on a funds withheld basis, meaning that funds are withheld by PVIC from the insurance premium owed to DARAG in order to pay future reinsurance claims on DARAG’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance of $271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities on the condensed consolidated balance sheet. In addition to the initial funds withheld balance of $271.5 million, additional coverage of certain legacy insurance liabilities is collateralized by a trust account established by DARAG for the benefit of PVIC, which was $75.0 million upon consummation. As of June 30, 2022, the balance of the net funds withheld liability is zero. At the inception of the Reinsurance Agreement, a loss of approximately $20.4 million for the total cost of the Reinsurance Transaction was recognized on the condensed consolidated statement of operations for the year ended December 31, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since the premium of $271.5 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.
Commutation of the Reinsurance Agreement
On June 21, 2022, PVIC and DARAG entered into a Commutation Agreement, which effectively commuted and settled the previous Reinsurance Agreement. Under the terms of the Commutation Agreement, DARAG released $89.3 million of assets held in trust to PVIC and the remaining balance of the funds withheld liability of $90.3 million from the Reinsurance Transaction for a total consideration of $178.6 million.
In addition, the Commutation Agreement caused a DARAG affiliate, DNA Insurance Company (“DNA”), to simultaneously enter into an Adverse Development Cover Reinsurance Agreement (“ADC”) with PVIC (the Commutation Agreement and the ADC will collectively be referred to as the “Commutation Transaction”). Under the terms of the ADC, DNA agreed to reinsure up to $20 million of the legacy insurance liabilities contemplated in the Reinsurance Agreement for a premium of $1.0 million, which will be retained by PVIC on a funds withheld basis. DNA also has the option to commute this agreement for $5.0 million prior to November 1, 2023, which may be offset by any premiums retained as funds withheld.
As a result of the Commutation Transaction, the Company noted the following impacts on its financial statements:
•The Company recognized a $36.8 million gain in cost of revenue in the three months ended June 30, 2022, including amortization of a portion of the previously recognized deferred gain.
•The Company reduced its reinsurance recoverable by $247.4 million. As of June 30, 2022, the balance of reinsurance recoverables was $4.0 million, reflecting the ultimate amount it anticipates receiving from DNA as a result of this transaction. The reinsurance recoverable from DNA, net of the funds withheld liability, is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
•The Company reduced the funds withheld liability balance by $90.3 million. As of June 30, 2022, the balance of the funds withheld liability was $1.0 million, reflecting the premium retained by PVIC for the Adverse Development Cover.
•The Company amortized deferred gains related to losses ceded under the Reinsurance Agreement by $105.7 million. As of June 30, 2022, the Company had $2.4 million of deferred gains related to losses ceded under the Reinsurance Agreement remaining following the Commutation Transaction, which are included within accrued and other current liabilities on the condensed consolidated balance sheets.
Other Income, Net
The following table sets forth the primary components of other income, net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$4,722	$2,206	$7,376	$5,085
Gain (loss) on sale of securities, net	(34)	1	(33)	702
Foreign currency exchange gains (losses), net	608	1,064	685	476
Sublease income	3,830	—	7,544	—
Other, net	(8,173)	(1,530)	(4,856)	(917)
Other income, net	$953	$1,741	$10,716	$5,346
6.    Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$41,954	$—	$—	$41,954
Certificates of deposit	—	333,905	—	333,905
Commercial paper	—	1,117,413	—	1,117,413
Corporate bonds	—	103,249	—	103,249
U.S. government securities	—	17,991	—	17,991
Total unrestricted cash equivalents and short-term investments	41,954	1,572,558	—	1,614,512
Restricted cash equivalents and investments(2)
Money market funds	14,437	—	—	14,437
Certificates of deposit	—	399,178	—	399,178
Commercial paper	—	625,839	—	625,839
Corporate bonds	—	39,622	—	39,622
U.S. government securities	—	54,555	—	54,555
Total restricted cash equivalents and investments	14,437	1,119,194	—	1,133,631
Marketable equity securities(3)	3,494	—	—	3,494
Total financial assets	$59,885	$2,691,752	$—	$2,751,637

Liabilities
Contingent consideration(4)	$—	$—	$14,100	$14,100
Total financial liabilities	$—	$—	$14,100	$14,100
_______________
(1)$15.6 million of cash, $158.5 million of money market deposit accounts and $15.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$55.9 million of restricted cash and $5.0 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.
(3)Included in other investments on the condensed consolidated balance sheets.
(4)In the second quarter of 2022, the Company completed the acquisition of PBSC which included up to $15 million in contingent consideration to be paid over the next year. The contingent consideration was classified as a liability and included in accrued and other current liabilities on the condensed consolidated balance sheets. Refer to Note 3 "Acquisitions" to the condensed consolidated financial statements for information regarding this contingent consideration.

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
During the six months ended June 30, 2022, the Company did not make any transfers between the levels of the fair value hierarchy.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and the carrying value of these non-marketable equity securities are remeasured to fair value based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations.
In June 2021 and June 2022, the Company received investments in a non-marketable equity security in a privately held company without a readily determinable market value as part of licensing and data access agreements. The investment had a carrying value of $128.1 million as of June 30, 2022 and is categorized as Level 3. The Company does not have the ability to exercise significant influence over this privately-held company and has elected to measure this investment as a non-marketable equity security and classified it in other investments on the condensed consolidated balance sheet. As of June 30, 2022, there were no remeasurement adjustments related to this non-marketable equity security.
In February 2022, the issuer of the Company's $10.0 million investment in non-marketable equity securities in a privately held company was acquired by a publicly-traded company. As a result of the acquisition in exchange for the securities in the privately-held entity, the Company received common stock of a publicly-traded entity with a value of $8.4 million upon receipt, with the remainder to be received in cash. These shares are classified as marketable equity securities in the table above and measured at fair value on a recurring basis. The shares are categorized as Level 1 and changes in fair value are recorded within other income (expense), net in the condensed consolidated statements of operations.
At June 30, 2022, there were $133.8 million of financial assets measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets.
Reconciliation of Level 3 Financial Assets and Liabilities
The following table provides a reconciliation of the beginning balances of the Level 3 financial assets during the six months ended June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$64,043	$—
Additions(1)	64,043	64,043
Change in fair value	—	—
Balance at end of period	$128,086	$64,043
_______________
(1)Relates non-marketable equity securities included in other investments on the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning balances of the Level 3 financial liabilities during the six months ended June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$—	$—
Additions(1)	14,100	—
Change in fair value	—	—
Balance at end of period	$14,100	$—
_______________
(1)Relates the contingent consideration from the acquisition of PBSC, which are included in accrued and other current liabilities on the condensed consolidated balance sheets. Refer to Note 3 "Acquisitions" to the condensed consolidated financial statements for information regarding this contingent consideration.
7.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 79 locations of which all leases have commenced as of June 30, 2022. These leases are classified as operating leases. As of June 30, 2022, the remaining lease terms vary from approximately one month to eight years. For certain leases the Company has options to extend the lease term for periods varying from two months to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of June 30, 2022, the remaining lease terms vary between 1 month to 5 years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of June 30, 2022
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	June 30, 2022	December 31, 2021
Operating Leases
Assets
Operating lease right-of-use assets	$201,215	$223,412
Liabilities
Operating lease liabilities, current	$48,651	$53,765
Operating lease liabilities, non-current	188,993	210,232
Total operating lease liabilities	$237,644	$263,997

Finance Leases
Assets
Finance lease right-of-use assets(1)	$30,465	$26,802
Liabilities
Finance lease liabilities, current(2)	14,082	13,556
Finance lease liabilities, non-current(3)	18,025	14,242
Total finance lease liabilities	$32,107	$27,798

Weighted-average remaining lease term (years)
Operating leases	5.3	5.6
Finance leases	2.5	2.2
Weighted-average discount rate
Operating leases	6.3%	6.3%
Finance leases	3.1%	2.8%
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Leases
Operating lease cost	$17,559	$18,304	$35,161	$36,165

Finance Leases
Amortization of right-of-use assets	3,566	5,649	7,762	13,455
Interest on lease liabilities	226	278	415	572

Other Lease Costs
Short-term lease cost	1,508	1,205	2,986	3,060
Variable lease cost (1)	4,785	1,813	8,993	3,774
Total lease cost	$27,644	$27,249	$55,317	$57,026
_______________
(1)Consists primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
Sublease income was $3.8 million and $7.5 million for the three and six months ended June 30, 2022 which was primarily related to subleases from the Company's transaction with Woven Planet in the third quarter of 2021. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the condensed consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39,313	$40,836
Operating cash flows from finance leases	437	558
Financing cash flows from finance leases	15,728	18,656

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2022 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2022	$30,349	$8,233	$38,582
2023	60,394	13,423	73,817
2024	53,883	8,289	62,172
2025	42,410	1,501	43,911
2026	28,474	776	29,250
Thereafter	68,097	1,411	69,508
Total minimum lease payments	283,607	33,633	317,240
Less: amount of lease payments representing interest	(45,963)	(1,526)	(47,489)
Present value of future lease payments	237,644	32,107	269,751
Less: current obligations under leases	(48,651)	(14,082)	(62,733)
Long-term lease obligations	$188,993	$18,025	$207,018
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
8.    Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $300 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of June 30, 2022, the Company has made payments of $47.8 million under the amended arrangement.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. The Company has made investments totaling $94.6 million as of June 30, 2022.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2023. The Company has made payments totaling $29.2 million and investments totaling $31.0 million as of June 30, 2022.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are collateralized by cash. As of June 30, 2022 and December 31, 2021, the Company had letters of credit outstanding of $52.5 million and $53.1 million, respectively.
Indemnification
The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including certain business partners, investors, contractors, parties to certain acquisition or divestiture transactions and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party’s claims and related losses suffered or incurred by the indemnified party resulting from actual or threatened third-party claims because of the Company’s activities or, in some cases, non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the

Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded on the condensed consolidated statements of operations in connection with the indemnification provisions have not been material.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On January 12, 2021, a separate lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 11, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS have filed appeals to the California Court of Appeal and are awaiting a date for oral argument. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. The Company and Uber filed motions to dismiss, which were denied by the court in March 2021. In September 2021, the Massachusetts Attorney General served Lyft and Uber with a motion for summary judgment on the issue of driver classification. In January 2022, before Lyft and Uber served their opposition briefs, the court continued the summary judgment motion to allow the parties more time to conduct discovery. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California or Massachusetts. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
Unemployment Insurance Assessment
The Company is involved in administrative audits with various state employment agencies, including audits related to driver classification, in California, Oregon, Wisconsin, Illinois, New York and New Jersey. The Company believes that drivers are properly classified as independent contractors and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain. The Company accrues liabilities that may result from assessments by, or any negotiated agreements with, these employment agencies when a loss is probable and reasonably estimable, and the expense is recorded to general and administrative expenses. In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. We filed a petition to challenge the assessment, and are awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded this matter within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2022.
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
Consumer and Other Class Actions
The Company is involved in a number of class actions alleging violations of consumer protection laws such as the Telephone Consumer Protection Act of 1991, or TCPA; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; as well as violations of other laws such as the Americans with Disabilities Act, or the ADA, seeking injunctive or other relief. In 2021, the Company received a favorable outcome in a case in the Northern District of California alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle offerings in three Bay Area counties, Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. After hearing evidence at a 5-day bench trial, the court ruled that plaintiffs failed their burden to prove that Lyft violates the ADA. The plaintiffs did not appeal the ruling. Lyft is facing a similar ADA lawsuit in the Southern District of New York, Lowell v. Lyft, Inc., which seeks to certify New York and nationwide classes. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders, renters or third parties using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers on the Lyft Platform, other riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened claim that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of these and other plaintiffs are currently pending. Regardless of the outcome of these or other matters, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. Although the Company intends to vigorously defend against these lawsuits, its chances of success on the merits are still uncertain as these matters are at various stages of litigation and present a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable.
Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions have been filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions have been consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions have also been consolidated into one action in federal court in California. On July 1, 2020, the California state court sustained in part and overruled in part the Company's demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On February 26, 2021, the California state court struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend, and plaintiffs filed an amended complaint on March 17, 2021. The Company filed its demurrer and motion to strike the amended claim on April 13, 2021, and on July 16, 2021, the California state court overruled the demurrer but struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend. The state court plaintiffs filed their renewed motion to certify a class action on June 24, 2021, and on January 25, 2022, the court denied plaintiffs’ motion without prejudice and stayed the case in light of the certified class action proceeding in federal court. In the California federal court class action, on May 14, 2020, the Company filed a motion to dismiss the consolidated complaint and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the court certified the class action on August 20, 2021, and set trial to commence on December 5, 2022. On February 8, 2022, the parties informed the court they had reached an agreement in principle to settle the case on a class-wide basis, and the plaintiff filed an unopposed motion for preliminary approval of the settlement on June 16, 2022. The hearing on that motion is set for September 15, 2022. In the consolidated derivative action, at the parties’ joint request, the California federal court stayed the case on February 17, 2021. Although the Company believes these lawsuits are without merit and intends to vigorously defend against them, the Company has accrued amounts related to such matters when a loss is probable and reasonably estimable and the expense is recorded to general and administrative expenses.
9.    Debt
Outstanding debt obligations as of June 30, 2022 were as follows (in thousands):

	Maturities	Interest Rates as of June 30, 2022	June 30, 2022	December 31, 2021
Convertible senior notes (1)	May 2025	1.50%	$739,133	$604,317
Non-revolving Loan	2022 - 2024	2.88% - 5.25%	56,162	75,680
Master Vehicle Loan	2022 - 2025	2.60% - 5.25%	65,716	31,440
Total long-term debt, including current maturities			$861,011	$711,437
Less: long-term debt maturing within one year			53,017	56,264
Total long-term debt			$807,994	$655,173
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
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense related to the 2025 Notes	$2,803	$2,803	$5,606	$5,606
Amortization of debt discount and issuance costs (1)	694	8,768	1,347	17,239
Interest expense related to vehicle loans	1,463	1,278	2,556	2,572
Interest expense	$4,960	$12,849	$9,509	$25,417
_______________
(1)     Following the adoption of ASC 2020-06 on January 1, 2022 using the modified retrospective approach, the debt discount associated with the equity component on convertible debt outstanding is now classified as debt, which results in a decrease in the amount of interest expense being recorded each period from January 1, 2022 to maturity.
Convertible Senior Notes
In May 2020, the Company issued $747.5 million aggregate principal amount of 1.50% convertible senior notes due 2025 (the “2025 Notes”) pursuant to an indenture, dated May 15, 2020 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. The 2025 Notes were offered and sold pursuant to a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers (the “Initial Purchasers”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
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
Holders of the 2025 Notes who convert their 2025 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
Prior to the adoption of ASU 2020-06, the Company separated the 2025 Notes into a liability and an equity component. At the date of issuance, the Company determined the fair value of the liability component to be $558.3 million calculated as the present value of future cash flows discounted at the borrowing rate for a similar nonconvertible debt instrument. The equity component representing the conversion option was $189.2 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the 2025 Notes and the liability component (“debt discount”) was amortized to interest expense over the contractual term at an effective interest rate of 8.0%.
Following the adoption of ASU 2020-06 on January 1, 2022, the Company no longer bifurcates the 2025 Notes, but rather accounts for the conversion feature as a single debt instrument. The difference between the carrying amount and face value of the liability results in a reduced liability component. Therefore, less interest expense is being recorded each period from January 1, 2022 to maturity and the equity component is now classified as debt, eliminating the subsequent amortization of the debt discount as interest expense. Accordingly, the Company recorded a net decrease to additional paid-in capital of approximately $140.0 million, net of tax, to remove the equity component separately recorded for the conversion features associated with the 2025 Notes and equity component associated with the issuance costs, an increase of approximately $133.5 million in the carrying value of the 2025 Notes to reflect the full principal amount, net of issuance costs, and an increase to accumulated deficit of approximately $6.5 million, net of tax in the Company’s condensed consolidated balance sheet with no impact to the Company’s condensed consolidated statements of operations.
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the Initial Purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of June 30, 2022, the unamortized debt discount and debt issuance cost of the 2025 Notes was $8.4 million on the condensed consolidated balance sheet.
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

During the quarter ended June 30, 2022, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.

Based on the last reported sale price of the Company's Class A common stock on June 30, 2022, the if-converted value of the 2025 Notes was $258.6 million, not exceeding the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$747,498	$747,498
Unamortized debt discount and debt issuance costs (1)	(8,365)	(143,181)
Net carrying amount of liability component	$739,133	$604,317
_______________
(1)     The Company adopted ASC 2020-06 on January 1, 2022 using the modified retrospective approach, which resulted in a $133.5 million increase to the carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs at the time of adoption.
As of June 30, 2022, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $639.3 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
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
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. Pursuant to the term of the Non-revolving Loan, as amended on June 21, 2021 and June 27, 2022, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to a maximum term of 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the one-month LIBOR plus a spread on the date of the loan which ranges from 2.51% for an advance with a 24 month term and 2.74% for an advance with a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of June 30, 2022, the Company was in compliance with all covenants related to the Non-revolving Loan. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of June 30, 2022, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $54.8 million and $64.2 million, respectively, as of June 30, 2022 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of June 30, 2022 were as follows (in thousands):

Remainder of 2022	$37,069
2023	35,333
2024	29,081
2025	759,528
2026	—
Thereafter	—
Total long-term debt outstanding	$861,011
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of June 30, 2022, the Company was in compliance with all covenants of the VPA. As of June 30, 2022, the outstanding borrowings from the interim financing under the VPA was $30.8 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. As of June 30, 2022, there was no exposure to loss under the terms of the guarantee.
As of June 30, 2022, there was no amounts outstanding from other financings.

10.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2021	17,116	$45.75	$730,528
Granted	16,019	37.61
Vested	(7,128)	49.76
Canceled	(2,497)	41.22
Nonvested units as of June 30, 2022	23,510	$39.44	$311,903
Included in the grants for the six months ended June 30, 2022 are approximately 942,000 performance based restricted stock units (“PSUs”). Included in these PSUs were the following:
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
The fair value as of the respective vesting dates of RSUs that vested during the six months ended June 30, 2022 and 2021 was $215.9 million and $583.1 million, respectively. In connection with RSUs that vested in the six months ended June 30, 2022, the Company withheld 134,102 shares and remitted cash payments of $3.5 million on behalf of the RSU holders to the relevant tax authorities.
As of June 30, 2022, the total unrecognized compensation cost was $749.7 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.6 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. On January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2021, an additional 3,237,371 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2022, an additional 3,449,382 shares of Class A common stock were reserved for issuance under the ESPP. As of June 30, 2022, 2,970,579 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

11.    Income Tax
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company's provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. The provision for income taxes consists of federal and state taxes in the U.S. and foreign taxes in jurisdictions in which the Company conducts business.
The Company recorded income tax expense of $0.1 million and $2.9 million in the three and six months ended June 30, 2022 and an income tax expense of $0.7 million and $2.6 million in the three and six months ended June 30, 2021, respectively. The effective tax rate was (0.02)% and (0.50)% for the three and six months ended June 30, 2022 and (0.28)% and (0.39)% for the three and six months ended June 30, 2021, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2022 and December 31, 2021.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(377,246)	$(251,918)	$(574,178)	$(679,257)
Weighted-average shares used in computing net loss per share, basic and diluted	350,526	332,101	348,553	329,149
Net loss per share, basic and diluted	$(1.08)	$(0.76)	$(1.65)	$(2.06)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	June 30,
	2022	2021
Restricted stock units	21,737	28,112
2025 Notes(1)	19,471	19,471
Stock options	1,009	1,315
Performance based restricted stock units	1,773	959
ESPP	301	63
Total	44,291	49,920
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

13.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three and six months ended June 30, 2022 and 2021.

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
Lyft, Inc. (the “Company” or “Lyft”) started a movement to revolutionize transportation. In 2012, we launched our peer-to-peer marketplace for on-demand ridesharing and have continued to pioneer innovations aligned with our mission. Today, Lyft is one of the largest multimodal transportation networks in the United States and Canada.
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
We generate substantially all of our revenue from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from riders renting Light Vehicles, drivers renting vehicles through Express Drive, Lyft Rentals renters, Lyft Driver Center and Lyft Auto Care users, and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Corporate Business Travel programs. In the second quarter of 2021, we began generating revenues from licensing and data access agreements, primarily with third-party autonomous vehicle companies. In the second quarter of 2022, we began generating revenue from the sale of bikes and bike-share systems through our acquisition of PBSC Urban Solutions Inc.
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
We are confident in our ability to continue to navigate this challenging period. In 2021, we saw continued recovery from the onset of the COVID-19 pandemic as vaccines were more widely distributed and more communities fully reopened, which resulted in improvements in revenue, Active Riders, net loss, and Adjusted EBITDA, compared to 2020. In 2022, we saw decreased demand for our platform in January resulting from an increase in cases due to variants of the virus, but that demand rebounded in the following months as COVID-19 variant cases decreased and communities continued to reopen.
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
Recent Developments
Acquisition of PBSC Urban Solutions Inc. (“PBSC”)
On May 17, 2022, we completed our acquisition of PBSC, a global leader in bikeshare which supplies stations and bikes to markets internationally, for a total purchase price of $163.5 million inclusive of $14.1 million in estimated fair value of contingent consideration. The acquisition was treated as a business combination and increases our scale in micromobility by leveraging PBSC’s deep sales experience and customer relationships. Refer to Note 3 “Acquisitions” to the condensed consolidated financial statements for information regarding this transaction.
Commutation of the Reinsurance Agreement
On June 21, 2022, PVIC and DARAG completed the Commutation Transaction, which effectively commuted and settled the previous Reinsurance Agreement. As a result of the Commutation Transaction, the Company recognized a $36.8 million gain in cost of revenue in the three months ended June 30, 2022, including amortization of a portion of the previously recognized deferred gain. Refer to Note 5 “Supplemental Financial Statement Information - Commutation of the Reinsurance Agreement” to the condensed consolidated financial statements for information regarding this transaction.

Financial Results for the Three Months Ended June 30, 2022
•Total revenue was $990.7 million, an increase of 30% year-over-year.
•Total costs and expenses were $1.4 billion, including stock-based compensation expense of $176.6 million.
•Loss from operations was $373.2 million.
•Net loss was $377.2 million, a decrease of 50% year-over-year.
•Adjusted EBITDA was $79.1 million.
•Cash used in operating activities was $25.2 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $1.8 billion as of June 30, 2022.
Active Riders and Revenue per Active Rider

	Active Riders			Revenue per Active Rider
	2022	2021	Growth Rate	2022	2021	Growth Rate
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	17,804	13,494	31.9%	$49.18	$45.13	9.0%
Three Months Ended June 30	19,860	17,142	15.9%	$49.89	$44.63	11.8%
Three Months Ended September 30		18,942			$45.63
Three Months Ended December 31		18,728			$51.79
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
The increase in the number of Active Riders in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was due primarily to an increase in new rider activations as a result of the easing of travel restrictions and social distancing measures in certain regions. However, local recovery trends continue to vary significantly and these restrictions continue to have an ongoing impact on people’s mobility.
The increase in Revenue per Active Rider in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily reflects the improvement in demand on our platform compared to earlier periods during the COVID-19 pandemic, which had materially limited people’s mobility and severely reduced Active Riders. Revenue per Active Rider also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021. Revenue per Active Rider slightly increased in the three months ended June 30, 2022 compared to the three months ended March 31, 2022 primarily due to an increase in demand compared to the first three months of 2022 which were impacted by an increase in cases due to variants of the virus.
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
Revenue Recognition
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from our vehicle service centers, revenue from the bikes and bike station hardware and software sales and revenue from licensing and data access agreements. Revenue derived from these offerings are recognized in accordance with ASC 606 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our condensed consolidated financial statements.
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
Provision for Income Taxes
Our provision for income taxes consists of federal and state taxes in the U.S. and foreign taxes in jurisdictions in which the Company conducts business. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards, or NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$990,748	$765,025	$1,866,323	$1,373,985
Costs and expenses
Cost of revenue	650,356	346,890	1,090,650	758,929
Operations and support	105,314	93,765	203,914	182,696
Research and development	201,768	252,039	394,522	490,257
Sales and marketing	140,754	99,927	267,083	178,547
General and administrative	265,731	212,522	482,672	420,116
Total costs and expenses	1,363,923	1,005,143	2,438,841	2,030,545
Loss from operations	(373,175)	(240,118)	(572,518)	(656,560)
Interest expense	(4,960)	(12,849)	(9,509)	(25,417)
Other income, net	953	1,741	10,716	5,346
Loss before income taxes	(377,182)	(251,226)	(571,311)	(676,631)
Provision for income taxes	64	692	2,867	2,626
Net loss	$(377,246)	$(251,918)	$(574,178)	$(679,257)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	65.6	45.3	58.4	55.2
Operations and support	10.6	12.3	10.9	13.3
Research and development	20.4	32.9	21.1	35.7
Sales and marketing	14.2	13.1	14.3	13.0
General and administrative	26.8	27.8	25.9	30.6
Total costs and expenses	137.7	131.4	130.6	147.8
Loss from operations	(37.7)	(31.4)	(30.7)	(47.8)
Interest expense	(0.5)	(1.7)	(0.5)	(1.8)
Other income, net	0.1	0.2	0.6	0.4
Loss before income taxes	(38.1)	(32.8)	(30.6)	(49.2)
Provision for income taxes	—	0.1	0.2	0.2
Net loss	(38.1)%	(32.9)%	(30.8)%	(49.4)%
Comparison of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Revenue	$990,748	$765,025	30%	$1,866,323	$1,373,985	36%
Revenue increased $225.7 million, or 30%, in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, driven primarily by an increase in the number of Active Riders as compared to the three months ended June 30, 2021, as vaccines became more widely distributed and more communities fully reopened. These increases were offset by an increase of $21.1 million in driver supply incentives recorded as a reduction to revenue as compared to the three months ended June 30, 2021.
Revenue increased $492.3 million, or 36%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven primarily by the significant increase in the number of Active Riders as compared to the same period in 2021, as vaccines became more widely distributed and more communities fully reopened. Revenue also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021.
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
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Cost of revenue	$650,356	$346,890	87%	$1,090,650	$758,929	44%
Cost of revenue increased $303.5 million, or 87%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was due primarily to a $298.9 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected losses across the commercial auto industry as well as an increase in rider demand. These factors resulted in an increase in changes in estimates to historical liabilities for insurance required by regulatory agencies of $275.4 million. The increase in insurance costs was offset by a gain of $36.8 million related to the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement, and a decrease of $20.2 million in transaction costs related to the reinsurance of certain legacy auto insurance liabilities from the second quarter of 2021. Cost of revenue also had increases of $22.8 million in transaction fees and $5.2 million in web hosting fees. These increases were offset by a $12.3 million decrease in Flexdrive related costs inclusive of gains on sale of vehicles and $11.1 million decrease in Light Vehicle related costs.
Cost of revenue increased $331.7 million, or 43.7%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was due primarily to a $308.4 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected losses across the commercial auto industry as well as an increase in rider demand. These factors resulted in an increase in changes in estimates to historical liabilities for insurance required by regulatory agencies of $147.4 million. The increase in insurance costs and was offset by a gain of $36.8 million related to the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement, and a decrease of $20.2 million in transaction costs related to the reinsurance of certain legacy auto insurance liabilities from the second quarter of 2021. Cost of revenue also had increases of $47.7 million in transaction fees and $6.9 million in web hosting fees. These increases were offset by a $24.3 million decrease in Flexdrive related costs inclusive of gains on sale of vehicles and $11.1 million decrease in Light Vehicle related costs.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Operations and support	$105,314	$93,765	12%	203,914	$182,696	12%
Operations and support expenses increased $11.5 million, or 12%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily due to a $7.1 million increase in Light Vehicle fleet operations support costs and a $5.0 million increase in driver onboarding costs and rider and driver support costs.

Operations and support expenses increased $21.2 million, or 12%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to a $10.6 million increase in Light Vehicle fleet operations support costs and a $8.8 million increase in driver onboarding costs and rider and driver support costs.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Research and development	$201,768	$252,039	(20)%	394,522	$490,257	(20)%
Research and development expenses decreased $50.3 million, or 20%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease was primarily due to a $26.7 million decrease in stock-based compensation and a $11.8 million decrease in personnel-related costs, which were partially driven by reduced headcount following the transaction with Woven Planet in the third quarter of 2021. There were also decreases of $7.2 million in web hosting fees.
Research and development expenses decreased $95.7 million, or 20%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease was primarily due to a $41.5 million decrease in stock-based compensation and a $30.4 million decrease in personnel-related costs, which were partially driven by reduced headcount following the transaction with Woven Planet in the third quarter of 2021. There were also decreases of $11.1 million in web hosting fees, $5.9 million in consulting and advisory costs and $5.7 million in autonomous vehicle research costs.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Sales and marketing	$140,754	$99,927	41%	$267,083	$178,547	50%
Sales and marketing expenses increased $40.8 million, or 41%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily due to a $22.3 million increase in costs related to incentive programs and a $12.7 million increase in costs associated with driver and rider programs.
Sales and marketing expenses increased $88.5 million, or 50%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to a $44.4 million increase in costs associated with driver and rider programs and a $34.1 million increase in costs related to incentive programs.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
General and administrative	$265,731	$212,522	25%	$482,672	$420,116	15%
General and administrative expenses increased $53.2 million, or 25%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily due to a $12.6 million increase in an accrual for self-retained general business liabilities, a $9.1 million increase in bad debt expense and a $8.6 million increase in personnel-related costs, office-related costs, and other employee-related expenses. There were also increases of $8.6 million in consultant and advisory costs and $3.0 million in depreciation and amortization. These increases were partially offset by a $7.2 million decrease in claims administration costs and a $3.6 million decrease in certain loss contingencies including legal accruals and settlements. We also continued our contributions toward policy, which saw an increase of $12.6 million in 2022 as compared to the prior year.

General and administrative expenses increased $62.6 million, or 15%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to a $23.2 million increase in an accrual for self-retained general business liabilities, a $12.8 million increase in consultant and advisory costs and a $11.9 million increase in personnel-related costs, office-related costs, and other employee-related expenses. There were also increases of $9.5 million in bad debt expense and $4.2 million in depreciation and amortization. These increases were partially offset by a $14.7 million decrease in certain loss contingencies including legal accruals and settlements and a $10.8 million decrease in claims administration costs. We also continued our contributions toward policy, which saw an increase of $12.8 million in 2022 as compared to the prior year.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Interest expense	$(4,960)	$(12,849)	(61)%	$(9,509)	$(25,417)	(63)%
Interest expense decreased $7.9 million, or 61%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and decreased $15.9 million, or 63%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Interest expense was lower in the six months ended June 30, 2022 due to a decrease in amortization of debt discount related to the 2025 Notes following the adoption of ASU 2020-06 on January 1, 2022.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Other income, net	$953	$1,741	(45)%	$10,716	$5,346	100%
Other income, net decreased $0.8 million, or 45%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and increased $5.4 million, or 100%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase for the six months ended June 30, 2022 was primarily due to sublease income related to certain subleased offices as part of the transaction with Woven Planet in the third quarter of 2021 offset by an unrealized loss on marketable equity securities.

Non-GAAP Financial Measures

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in millions, except for percentages)
Contribution(1)	$590.5	$452.0	30.6%	$1,093.0	$789.2	38.5%
Contribution Margin(1)	59.6%	59.1%		58.6%	57.4%
Adjusted EBITDA(1)	$79.1	$23.8	(232.4)%	$133.9	$(49.2)	372.2%
Adjusted EBITDA Margin(1)	8.0%	3.1%		7.2%	(3.6)%
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

During the second quarter of 2021, we entered into a Quota Share Reinsurance Agreement for the reinsurance of legacy auto insurance liabilities between October 1, 2018 to October 1, 2020, based on the reserves in place as of March 31, 2021. Refer to Note 5 “Supplemental Financial Statement Information” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding these transactions. We believe the costs associated with these transactions related to certain legacy auto insurance liabilities do not illustrate the current period performance of our ongoing operations despite this transaction occurring in the current period because the impacted insurance liabilities relate to claims that date back years. We believe the adjustment to exclude these costs associated with transactions related to legacy insurance liabilities from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.
Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, result in the recognition of a deferred gain liability. The deferral of gains has a negative impact in the current period to cost of revenue as the losses on direct liabilities are not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provides a benefit to cost of revenue in current and future periods equal to the excess benefits received. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related adverse development and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Additionally, net amounts recognized for claims ceded under the Reinsurance Agreement would represent changes to historical liabilities for insurance required by regulatory agencies. As stated above, we believe prior period changes to insurance liabilities do not illustrate the current period performance of our ongoing operations or how the business is managed. This is because we have limited ability to influence the ultimate development of these historical claims, which can potentially date back years. Therefore, in the event that the net amount of any adverse developments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement”. For transparency, to help investors understand the ultimate economic benefit of the Reinsurance Agreement, we have broken out “Net amount of claims ceded under the Reinsurance Agreement,” which would otherwise have been captured in “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.” As of June 30, 2022, we have recorded $2.4 million of deferred gain related to losses ceded under the Reinsurance Agreement, which is included within accrued and other current liabilities on the condensed consolidated balance sheets.
During the second quarter of 2022, we completed the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement. The Commutation Transaction resulted in a $36.8 million gain recorded to cost of revenue on the condensed consolidated statement of operations. Refer to Note 5 “Supplemental Financial Statement Information” to the condensed consolidated financial statements for information regarding these transactions. We believe the adjustment to exclude this gain associated with the commutation of the Reinsurance Agreement from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts. The gain associated with this Commutation Agreement. which commutes and settles the Reinsurance Agreement will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement.”
For more information regarding the limitations of Contribution and Contribution Margin and a reconciliation of revenue to Contribution, see the section titled “Reconciliation of Non-GAAP Financial Measures".
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
The following table provides a reconciliation of revenue to Contribution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$990.7	$765.0	$1,866.3	$1,374.0
Less cost of revenue	(650.4)	(346.9)	(1,090.6)	(758.9)
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	1.2	3.2	2.5	5.9
Stock-based compensation expense	10.1	10.2	20.0	18.6
Payroll tax expense related to stock-based compensation	0.2	0.3	0.9	1.4
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	275.4	—	275.4	128.0
Net amount from claims ceded under the Reinsurance Agreement(2)(3)	(36.8)	—	18.5	—
Transactions related to certain legacy auto insurance liabilities(4)	—	20.2	—	20.2
Contribution(5)	$590.5	$452.0	$1,093.0	$789.2
_______________

(1)$275.4 million of insurance expense recorded during the three and six months ended June 30, 2022 reflects changes to reserves estimates of claims from the first quarter of 2022 and earlier periods. $128.0 million of insurance expense recorded during the six months ended June 30, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods.
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
(3)Includes a $36.8 million gain recognized in cost of revenue in the second quarter of 2022 on the condensed consolidated statement of operations related to the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement. Refer to Note 5 "Supplemental Financial Statement Information" to the condensed consolidated financial statements for information regarding the Commutation Transaction.
(4)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the three and six months ended June 30, 2021.
(5)Due to rounding, numbers presented may not add up precisely to the totals provided.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(377.2)	$(251.9)	$(574.2)	$(679.3)
Adjusted to exclude the following:
Interest expense(1)	5.2	13.1	9.9	26.0
Other income, net	(1.0)	(1.7)	(10.7)	(5.3)
Provision for (benefit from) income taxes	0.1	0.7	2.9	2.6
Depreciation and amortization	29.1	34.5	60.9	69.0
Stock-based compensation	176.6	201.0	330.4	365.2
Payroll tax expense related to stock-based compensation	2.5	6.8	12.0	23.3
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(2)	275.4	—	275.4	128.0
Net amount from claims ceded under the Reinsurance Agreement(3)(4)	(36.8)	—	18.5	—
Sublease income(5)	3.8	—	7.5	—
Costs related to acquisitions and divestitures(6)	1.4	0.9	1.4	0.9
Transaction costs related to certain legacy auto insurance liabilities(7)	—	20.4	—	20.4
Adjusted EBITDA(8)	$79.1	$23.8	$133.9	$(49.2)
_______________
(1)Includes $0.2 million and $0.4 million related to the interest component of vehicle-related finance leases in the three and six months ended June 30, 2022, respectively. $0.3 million and $0.6 million was related to the interest component of vehicle-related finance leases in the three and six months ended June 30, 2021, respectively. Refer to Note 7 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle-related finance leases.
(2)$275.4 million of insurance expense recorded during the three and six months ended June 30, 2021 reflects changes to reserves estimates of claims from the first quarter of 2022 and earlier periods. $128.0 million of insurance expense recorded during the six months ended June 30, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods.
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
(4)Includes a $36.8 million gain recognized in cost of revenue in the second quarter of 2022 on the condensed consolidated statement of operations related to the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement. Refer to Note 5 "Supplemental Financial Statement Information" to the condensed consolidated financial statements for information regarding the Commutation Transaction.
(5)Includes sublease income from subleases entered into as part of the transaction with Woven Planet in the third quarter of 2021. Sublease income prior to the third quarter of 2021 was immaterial. Refer to Note 4 "Divestitures" to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our transaction with Woven Planet for the divestiture of certain assets related to our self-driving vehicles division, Level 5.
(6)Includes third-party costs incurred related to our acquisition of PBSC in the second quarter of 2022 and our transaction with Woven Planet in the second quarter of 2021.
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
(8)Due to rounding, numbers presented may not add up precisely to the totals provided.

Liquidity and Capital Resources
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of approximately $239.3 million and short-term investments of approximately $1.6 billion, exclusive of restricted cash, cash equivalents and investments of $1.2 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2022 and December 31, 2021 were $1.1 billion and $1.0 billion, respectively.
We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. While conditions have improved, these impacts are ongoing. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. We have adopted several measures in response to the COVID-19 pandemic. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including the transaction with Woven Planet completed on July 13, 2021. Refer to Note 4 “Divestitures” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5.
We cannot be certain that our actions will mitigate some or all of the continuing negative effects of the pandemic on our business. With $1.8 billion in unrestricted cash and cash equivalents and short-term investments as of June 30, 2022, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to maintain profitability on an Adjusted EBITDA basis, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, measures we take in response to the COVID-19 pandemic, our ability to maintain demand for and confidence in the safety of our platform during and following the COVID-19 pandemic, and the expansion of sales and marketing activities. As noted above, we expect to see continued suppression of demand for our platform and the resultant negative impacts on revenue for so long as the COVID-19 pandemic continues. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to significantly invest further into EVs in order to achieve compliance with the California Clean Miles Standard and Incentive Program which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030. Our investment also allows us to make steps toward our commitment to reach 100% EVs on the Lyft Platform by the end of 2030. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(177,531)	$(117,032)
Net cash provided by (used in) investing activities	23,123	341,744
Net cash used in financing activities	(33,608)	(33,997)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(121)	25
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(188,137)	$190,740
Operating Activities
Cash used in operating activities was $177.5 million for the six months ended June 30, 2022. This consisted primarily of a net loss of $574.2 million. This was offset by non-cash stock-based compensation expense of $330.4 million and depreciation and amortization expense of $60.9 million.
Cash used in operating activities was $117.0 million for the six months ended June 30, 2021. This consisted primarily of a net loss of $679.3 million offset by non-cash stock-based compensation expense of $365.2 million and depreciation and amortization expense of $69.0 million.
Investing Activities
Cash used in investing activities was $23.1 million for the six months ended June 30, 2022, which primarily consisted of purchases of marketable securities of $1.3 billion, cash paid for the acquisition of PBSC of $146.3 million, net of cash acquired, and purchases of property and equipment and scooter fleet of $53.3 million. This was partially offset by proceeds from sales and maturities of marketable securities of $1.1 billion and maturities of term deposits of $380.0 million.
Cash provided by investing activities was $341.7 million for the six months ended June 30, 2021, which primarily consisted of proceeds from sales and maturities of marketable securities of $2.0 billion and maturities of term deposits of $312.5 million, partially offset by purchases of marketable securities of $1.7 billion and term deposits of $276.5 million.
Financing Activities
Cash used in financing activities was $33.6 million for the six months ended June 30, 2022, which primarily consisted of our repayment of loans of $26.7 million and principal payments of finance lease obligations of $15.7 million.
Cash used in financing activities was $34.0 million for the six months ended June 30, 2021, which primarily consisted of our repayment of loans of $20.0 million, taxes paid related to net share settlement of equity awards of $15.7 million and principal payments of finance lease obligations of $18.7 million.
Contractual Obligations and Commitments
In February 2022, we amended our noncancelable arrangement with AWS, a web-hosting services provider. Under the most recent amended arrangement, we committed to spend an aggregate of at least $300 million between January 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of June 30, 2022, we have made payments of $47.8 million under the amended arrangement.
In May 2022, the Company completed its acquisition of PBSC for a total purchase price of $163.5 million inclusive of $14.1 million in estimated fair value of contingent consideration to be paid over the next year. Refer to Note 3 “Acquisitions” to the condensed consolidated financial statements for information regarding this transaction.
As of June 30, 2022, except as described above, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021.
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

As of June 30, 2022, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.8 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.2 billion. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
While the historical impact of inflation is difficult to accurately measure due to the imprecise nature of the estimates required, we do not believe the effects of inflation on our consolidated results of operations and financial condition have been material. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation currently experienced globally. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Remediation of Previously Disclosed Material Weakness
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
In response to the material weakness, we re-designed and enhanced the control activity over the evaluation of the impact of the terms of the reinsurance agreements. During the second quarter of 2022, we successfully completed the testing of the re-designed control activity and determined it has been appropriately designed and implemented and operated effectively as of June 30, 2022 to conclude that the previously identified material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
Except for the remediation of the material weakness described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. For the purposes of this “Item 1A. Risk Factors” section, “riders” are passengers who request rides from drivers in our ridesharing marketplace and renters of a shared bike, scooter or automobile.
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
•the accuracy of background checks on potential or current drivers and our third party providers' ability to effectively conduct such background checks;
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
•compliance with additional laws and regulations as we expand our offerings;
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
•climate change and related regulatory developments;
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
•We design and contract to manufacture Light Vehicles using a limited number of external suppliers, and a continuous, stable and cost-effective supply of Light Vehicles that meet our standards is critical to our operations. We also design and contract to manufacture certain assets related to our network of shared Light Vehicles and we rely on a small number of suppliers for components and manufacturing services, and we recently acquired PBSC Urban Solutions Inc. (“PBSC”), which will expand our design and manufacturing business with respect to bikes and docking stations. We have faced challenges due to the COVID-19 pandemic related to these assets, such as delays in their manufacture and delivery and increased costs associated with manufacturing and shipping, and we may face additional challenges in future periods, and the PBSC acquisition may increase these challenges and risks. These challenges may adversely affect our ability to deploy new Light Vehicles on our network, to implement new features on our network of Light

Vehicles, or to deliver Light Vehicles under our supply agreements with third parties. These supply chain issues have adversely affected and may continue to adversely affect our business, financial condition and results of operations.
•The impacts of COVID-19 have had and may continue to have an adverse impact on the demand for vehicles rented to drivers through our Express Drive program, and for the fleet rented to users through Lyft Rentals. Further, COVID-19 has and may continue to negatively impact Lyft’s ability to operate the Express Drive program and its ability to conduct rental operations through Lyft Rentals as a result of restrictions on travel, mandated closures, limited staffing availability, and other factors related to COVID-19. These operations are more costly and vulnerable to shortages of cleaning supplies or other materials required to operate rental sites while minimizing the risk of exposure to COVID-19. Further, Lyft Rentals and Flexdrive have faced significantly higher costs in transporting, repossessing, cleaning, and storing unrented and returned vehicles. These impacts to the demand for and operations of the different rental programs have and may continue to adversely affect our business, financial condition and results of operation.
•The COVID-19 pandemic may delay or prevent us, or our current or prospective partners and suppliers, from being able to test, develop or deploy autonomous vehicle-related technology, including through direct impacts of the COVID-19 virus on employee and contractor health; reduced consumer demand for autonomous vehicle travel resulting from an overall reduced demand for travel; shelter-in-place orders by local, state or federal governments negatively impacting operations; impacts to the supply chains of our current or prospective partners and suppliers; or economic impacts limiting our or our current or prospective partners’ or suppliers’ ability to expend resources on developing and deploying autonomous vehicle-related technology. These impacts to the development and deployment of autonomous vehicle-related technology may adversely affect our business, financial condition and results of operations.
•In response to the effects of the COVID-19 pandemic on our business, we have had to take certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may have adversely affected employee morale, our culture and our ability to attract and retain employees. As the severity, magnitude and duration of the COVID-19 pandemic, the public health responses, and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business and strategic initiatives, remains uncertain and difficult to predict. As the pandemic continues, the recovery of the economy and our business have fluctuated and varied by geography. Further, the ultimate impact of the COVID-19 pandemic on our users, customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and modified workplace activities); the impact of the pandemic and actions taken in response thereto on local or regional economies, travel and economic activity; the speed and efficacy of vaccine distribution; the availability of government funding programs; evolving laws and regulations regarding COVID-19, including those related to disclosure, notification and pricing; general economic uncertainty in key markets and financial market volatility; volatility in our stock price, global economic conditions and levels of economic growth; the duration of the pandemic; the extent of any virus mutations or new strains of COVID-19; and the pace of recovery when the COVID-19 pandemic subsides.
•In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for fires. The impact of climate change may increase these risks. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, we have offices and employees in Belarus and Ukraine that have been and may continue to be adversely affected by the current war in the region, including displacement. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in driver supply and rider demand imbalances, decreased demand for our offerings or a delay in the provision of our offerings, or increase our costs and operating expenses, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.

Our business and results of operations are also subject to global economic conditions, including any resulting effect on spending by us or riders. A deterioration of general macroeconomic conditions, including slower growth or recession, inflation, changes to fuel and other energy costs or vehicle costs, or decreases in consumer spending power or confidence is likely to harm our results of operations, in particular our growth and profitability. Ongoing economic weakness or uncertainty, and constrained consumer spending have in the past resulted in, and, to the extent they continue for an extended period, will likely result in, decreased revenues and earnings. Such factors make it difficult to accurately forecast revenues and operating results, particularly in the long-term, and could negatively affect our ability to make decisions about future investments. In addition, economic instability or uncertainty, and other events beyond our control, such as the COVID-19 pandemic and the war in Ukraine, as well as slowing growth in the worldwide economy, inflation and higher interest rates, have, and may continue to, put pressure on economic conditions, which has led, and could lead, to reduced demand for services on our platform or greater operating expenses. For example, inflation has broadly impacted the auto service industry and car owners, including drivers on our platform. Inflation has increased and is expected to further increase our insurance costs. In addition, gas prices have risen significantly and in light of these costs, we have implemented a temporary per ride fuel surcharge in most markets. If general economic conditions deteriorate in the United States or in other markets where we operate, discretionary spending may decline and demand for ridesharing may be reduced. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue.
Risks Related to Operational Factors
Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. In recent periods, we have also reevaluated and changed our cost structure and focused our business model. Through the acquisition of PBSC we have expanded our business to include licensing of certain of our technology and sales of bikes and stations. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
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
•plan for and manage capital expenditures for our current and future offerings, including our network of Light Vehicles and certain vehicles in the Express Drive program, and manage our supply chain and supplier relationships related to our current and future offerings;
•develop, manufacture, source, deploy, sell, maintain and ensure utilization of our assets, including our network of Light Vehicles, Driver Hubs, Driver Centers, Mobile Services, Lyft Auto Care, certain vehicles in the Express Drive program, vehicles for Lyft Rentals and autonomous vehicle technology;
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
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly and we have since recovered partially, but our revenue remains below pre-COVID-19 levels and the timeline for a full recovery is uncertain. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, may not be indicative of our future performance. Further, we have incurred net losses each year since our inception, and we expect that our financial performance, including Adjusted EBITDA, will continue to fluctuate in future periods. We can provide no assurances that we will achieve or maintain Adjusted EBITDA profitability in the future, on a quarterly or annual basis, or that we will ever achieve profitability on a GAAP basis.
Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. Due to various factors, including inflation, we anticipate that our insurance costs will increase and will impact our profitability. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California including providing drivers in California with new earnings opportunities and protections, including contributions towards healthcare coverage, occupational accident insurance and minimum guaranteed earnings, and we have incurred and expect to continue to incur additional costs and expenses associated with the COVID-19 pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the COVID-19 pandemic. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles, Flexdrive and Lyft Auto Care. We are also expanding the support available to drivers at our Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, Mobile Services, Lyft Auto Care, and through our Express Drive vehicle rental program. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards may continue to be a significant expense in future periods, and as of June 30, 2022, we had $749.7 million of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.6 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
As our business recovers from the effects of COVID-19 and we endeavor to return to pre-COVID-19 financial performance, our revenue growth rates and results of operations will fluctuate due to a number of reasons, which may include long-term impacts of the COVID-19 pandemic on our business, changes in the macroeconomic environment, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting rider needs and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic or technological advantages. If we are unable to anticipate or successfully react to these competitive challenges in a timely manner, our competitive position could weaken, or fail to improve, and we could experience a decline in revenue or growth stagnation that could adversely affect our business, financial condition and results of operations.
Our main ridesharing competitors in the United States and Canada include Uber and Via. Our main competitors in bike and scooter sharing include Lime, Bird, Fifteen and Tier. Our main competitors in consumer vehicle rentals include Enterprise and Avis Budget Group as well as emerging car-share marketplaces. We also compete with certain non-ridesharing transportation network companies and taxi cab and livery companies as well as traditional automotive manufacturers.
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
•our ability to develop, manufacture, source, deploy, sell, maintain and ensure utilization of our assets, including our network of Light Vehicles, Driver Hubs, Driver Centers, Mobile Services, Lyft Auto Care, certain vehicles in the Express Drive program, vehicles for Lyft Rentals and autonomous vehicle technology, including the success of any strategic options we may consider with regard to our assets;
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
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, particularly after the COVID-19 pandemic, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings. We cannot be certain whether the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or the willingness of riders to use shared bikes or scooters. In addition, we paused our shared rides offerings (though we relaunched our shared rides offerings in select markets beginning in July 2021), and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures implemented in response to the COVID-19 pandemic and subsequently discontinued operations due to concerns with certain aspects of the program. In the event of a resurgence of COVID-19, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. Further, the COVID-19 pandemic has decreased and may continue to affect utilization of our platform by riders, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles and Express Drive vehicles, our business, financial condition and results of operations could be adversely affected.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2022 and December 31, 2021 were $1.1 billion and $1.0 billion, respectively. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any operations-related claims that we make.
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
We may, from time to time, explore the possibility of selling portions of retained insurance risk to third-parties. This may cause us to incur additional expenses in the total cost of this risk. For example, in the first quarter of fiscal 2020, we entered into a Novation Agreement to transfer nearly all of our primary auto insurance liabilities related to periods preceding October 2018 to a third-party, and in October 2020, we expanded our rideshare insurance program to include additional third-party insurance-service providers. In April 2021, we also executed an agreement to reinsure our captive insurance entity for $183 million of coverage above the insurance liabilities recorded as of March 31, 2021 for policies underwritten during the period of October 1, 2018 to October 1, 2020. In June 2022, we entered into an agreement to commute those reinsurance obligations for policies underwritten from October 1, 2018 to October 1, 2020, and such obligations belong to our captive insurance entity, subject to a retention. A third-party captures risk above that retention subject to an adverse development cover reinsurance agreement. We are subject to recapture of the risk if any third party reinsurer were to default on their reinsurance obligation.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. In addition, gas prices have risen significantly and in light of these costs, we have implemented a temporary per ride fuel surcharge in most markets. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing related to the COVID-19 pandemic and otherwise have imposed limits on prices for certain services and certain local regulations regarding minimum earnings standards for drivers have caused us to revise our pricing methodology in certain markets, including New York City and Seattle. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in loss of market share, negative public perception and harm to our reputation.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The passage of Proposition 22 in California has enabled us to provide additional earning opportunities to drivers in California, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles, Driver Hubs, Driver Centers and Mobile Services, Lyft Auto Care, and Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.

If we are unable to efficiently grow and further develop our network of Light Vehicles, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in 2021, in New York City, a competing operator named Joco attempted to launch a bike share program in violation of Citi Bike’s exclusivity, arguing that New York City could not regulate Joco because Joco’s stations were in private garages. The City successfully obtained a preliminary injunction against Joco, with our support. However, Joco continues to operate in New York City, and it is likely that Lyft will further support the City in additional legal action against Joco in the coming months. A negative determination in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. For example, the City of Miami suspended rentals of bikes and scooters from March through October 2020 as a result of the COVID-19 pandemic and again suspended rentals of scooters from December 2020 through February 2021 and for a brief period in November 2021, and Lyft subsequently discontinued operations in Miami, due to concerns with certain aspects of the program. While we do not expect any denial or suspension in an individual region to have a material impact, these denials or suspensions in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of Light Vehicles, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meets our standards is critical to our operations. We expect to continue to rely on external suppliers in the future. There can be no assurance we will be able to maintain our existing relationships with these suppliers and continue to be able to source our bikes and scooters on a stable basis, at a reasonable price or at all. We also design and contract to manufacture certain assets related to our network of Light Vehicles and we rely on a small number of suppliers, and in some instances a sole supplier, for components and manufacturing services.
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages and our recent acquisition of PBSC, a producer and seller of bikes, will increase that exposure. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises, such as the COVID-19 pandemic, governmental or regulatory changes and other factors beyond our control have affected and could continue to affect our suppliers’ ability to deliver products and our ability to deploy products to the market, or deliver products to third parties, on a timely basis.
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
We design, contract to design and manufacture, sell, and directly and indirectly modify, maintain and repair bikes and scooters for our network of Light Vehicles. Such bikes and scooters have in the past contained, and, in the future may contain, product issues related to their design, materials or construction, may be improperly maintained or repaired or may be subject to vandalism. These product issues, improper maintenance or repair or vandalism have in the past unexpectedly interfered, and could in the future unexpectedly interfere, with the intended operations of the bikes or scooters, and have resulted, and could in the future result, in other safety concerns, including alleged injuries to riders or third parties. Although we, our contract manufacturers, and our third-party service providers test our bikes and scooters before they are deployed onto our network or sold, there can be no assurance we will be able to detect or prevent all product issues.
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
Since 2012 and prior to the COVID-19 pandemic, we generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future following the recovery of the world economy from the pandemic. This growth placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred at our San Francisco headquarters and across the United States and internationally. The number of our full-time employees increased from 2,708 as of December 31, 2017, to 5,000 as of June 30, 2022. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. We may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Although we have developed systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches or incidents, these security measures cannot guarantee total security or prevent incidents from impacting our platform. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches or incidents, including ransomware or other malware that may result in interruptions to our operations or unavailability of our platform, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties, having employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees (including increased use of video conferencing), our exposure to cyberattacks or security breaches and incidents may increase. As a result of the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others since Russia's invasion of Ukraine. Further, employee and service provider error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting access to personal information we store, in the past there have been allegations regarding violations of these policies and we may be subject to these types of allegations in the future. Our third-party service providers also face similar security risks. We and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or other sources of security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches and incidents. In particular, our service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and other attacks, and our third-party service providers’ systems and networks may be, or may have been, breached or contain exploitable vulnerabilities or bugs that could result in a breach of or disruption to our or their systems or networks.

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
Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after complying with a one-year advance notice requirement. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short term loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
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

We rely on third-party and affiliate vehicle rental partners for our Express Drive program and Lyft Rentals program, as well as third-party vehicle supply, fleet management and finance partners to support our Express Drive program, and if we cannot manage our relationships with such parties and other risks related to our Express Drive and Lyft Rentals program, our business, financial condition and results of operations could be adversely affected.
We rely on third-party and affiliate vehicle rental partners as well as third-party vehicle supply, fleet management and finance partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners or third-party vehicle supply, fleet management and finance partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, the availability of vehicles for drivers in certain markets could be adversely impacted, and we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, in the event that vehicle manufacturers issue recalls that affect the usage or the supply of vehicles or automotive parts is interrupted, including as a result of public health crises, such as the COVID-19 pandemic, affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. For example, in September 2019, GM issued a recall affecting the 2018 Chevy Malibu, which affected a moderate portion of the fleet provided by Lyft’s rental partners. In addition, in May 2020, Hertz filed for bankruptcy protection, which affected its ability to meet the requirements of our Express Drive program. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. If Flexdrive, Lyft’s independently managed subsidiary, is unable to manage costs of operating Flexdrive’s fleet and potential shortfalls between such costs and the rental fees collected from drivers, Lyft and Flexdrive may update the pricing methodologies related to Flexdrive’s offering in Lyft’s Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers.
Any negative publicity related to any of our third-party and affiliate vehicle rental partners, including publicity related to quality standards or safety concerns, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Our Express Drive program and potential future fleet businesses expose us to certain risks, including reductions in the utilization of vehicles in the fleets.
For the Express Drive vehicle rental program for drivers operated by our independently managed subsidiary, Flexdrive, a portion of the fleet is sourced from a range of auto manufacturers. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may limit the range of auto manufacturers or vehicles that we source from or purchase. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to sell cars to us on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, we may be unable to obtain a sufficient number of vehicles to operate our Express Drive business without significantly increasing fleet costs or reducing volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact rider demand, the demand for or our ability to rent vehicles in the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleets.
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
For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
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
Our success depends in part on our relationships with other third-party service providers. For example, we rely on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by drivers and riders on our platform. Further, from time to time, we enter into strategic commercial partnerships in connection with the development of new technology, the growth of our qualified driver base, the provision of new or enhanced offerings for users on our platform and our expansion into new markets. If any of our partners terminates its relationship with us, or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. In addition, in certain cases, we rely on these third-party partners to provide certain data that is important to the management of our business. Errors in the data, or failure to provide data in a timely manner, could adversely affect our ability to manage our business and could impact the accuracy of our financial reporting.
We incorporate technology from third parties into our platform, products, and services. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform or products containing that technology or provide services using that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards and may subject us to certain risks discussed in the preceding paragraph that are currently borne by third parties. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed or if we are unable to develop such alternate technology at commercially reasonable levels of risk, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.
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
Developing and launching new offerings or enhancements to the existing offerings on our platform involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future drivers and riders, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand and the number of drivers using our platform), our dependence on strategic commercial partnerships, and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant up-front capital investments and such investments may not generate sufficient returns on investment. Further, from time to time we may reevaluate, discontinue and/or reduce these investments and decide to discontinue one or more offerings. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.
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
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third-party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and we may make material adjustments to our processes for calculating our metrics in order to enhance accuracy, reflect newly available information, address errors in our methodologies, or other reasons, which may result in changes to our metrics. The estimates and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. Further, as our business develops, we may introduce, revise or cease reporting certain metrics if we determine that such metrics need adjusting to accurately or appropriately measure our performance, or no longer represent an effective way to evaluate our business. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then the trading price of our Class A common stock and our business, financial condition and results of operations could be adversely affected.

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
From time to time, we have undertaken workforce reductions in order to better align our operations with our strategic priorities, manage our cost structure or in connection with acquisitions. For example, in response to the effects of the COVID-19 pandemic on our business, we took certain cost-cutting measures, including lay-offs, furloughs and salary reductions, which may adversely affect employee morale, our culture and our ability to attract and retain employees. These actions may adversely affect our ability to attract and retain personnel and maintain our culture. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.
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
We face intense competition for highly skilled personnel, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. This competition has intensified in recent periods, and may continue to intensify as the economy recovers from COVID-19. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. The decline in our stock price may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition or we may need to provide additional cash or equity compensation to retain employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees have received and may continue to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.
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
Moreover, we are subject to a number of laws and regulations specifically governing the Internet and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover taxation, privacy and data protection, information security, pricing, copyrights, distribution, mobile and other communications, advertising practices, consumer protections, the provision of online payment services, unencumbered Internet access to our offerings and the characteristics and quality of online offerings, among other things. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings or actions against us by governmental entities or others, which could adversely impact our results of operations.
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
Our presence outside the United States and our international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
Since 2017, we have provided and expanded our offerings in international markets. In addition, we have several international offices that support our business. We also transact internationally to source and manufacture bikes and scooters and may increase our business in international regions in the future. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
•political, economic, or social instability, which has caused disruptions in certain of our office locations, including in Belarus and Ukraine as a result of the war;
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
In addition, international expansion has increased our risks in complying with laws and standards in the U.S. and other jurisdictions, including with respect to customs, anti-corruption, anti-bribery, export controls and trade and economic sanctions. Continued international expansion, including possible engagement with foreign governments as customers for our Light Vehicle offerings, including bike-share products through PBSC, may further increase such compliance risks. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of the applicable anti-corruption, anti-bribery, export controls, sanctions and similar laws could result in adverse media coverage, investigations, significant legal fees, loss of export privileges, severe criminal or civil penalties or suspension or debarment from U.S. government contracts, and/or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
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
The ridesharing industry, Light Vehicle sharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or comply with certain reporting and other compliance requirements to provide our ridesharing, bike and scooter sharing, auto repair and collision services, Flexdrive, and autonomous vehicle offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke existing or deny renewals of permits to operate, delay our ability to operate, increase their fees, charge new types of fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings. Any of the foregoing actions by these jurisdictions and governmental entities could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 8. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or intellectual property, and as we grow, we expect to continue to develop intellectual property that is important for our existing or future business. We rely on a combination of patents, copyrights, trademarks, service marks, trade dress, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective, and may vary by jurisdiction. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology, reverse engineer our data and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. The laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States and effective intellectual property protections may not be available or may be limited in foreign countries. Our domestic and international intellectual property protection and enforcement strategy is influenced by many considerations including costs, where we have business operations, where we might have business operations in the future, legal protections available in a specific jurisdiction, and/or other strategic considerations. As such, we do not have identical or analogous intellectual property protection in all jurisdictions, which could risk freedom to operate in certain jurisdictions if we were to expand. As we expand our international activities, our exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase. We may need to expend additional resources to protect, enforce or defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international operations. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Competitors and other third parties may also attempt to reverse engineer our data which would compromise our trade secrets and other rights. We also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.
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
We receive, transmit and store a large volume of personal information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which becomes operative on January 1, 2023. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA will require new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. The effects of this legislation potentially are far-reaching, however, and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. Additionally, other states have considered or have enacted legislation similar to the CCPA and CPRA. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023; on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023; and on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring, which takes effect on July 1, 2023. These new and modified state laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. Changes in the law or regulatory landscape could limit or prohibit activities in this regard. Further, the collection and storage of data in connection with the use of our Concierge and Lyft Pass for Healthcare offerings by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Contracted healthcare entities including healthcare providers, health plans, and transportation brokers using our Concierge or Lyft Pass for Healthcare offerings are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare covered entities or other contracted business associates of a healthcare covered entity. Compliance obligations under HIPAA include privacy, security and breach notification obligations, and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1.5 million for “willful neglect” violations and the possibility of civil litigation.
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
As we expand our offerings, we may become subject to additional laws and regulations, and any actual or perceived failure by us to comply with such laws and regulations or manage the increased costs associated with such laws and regulations could adversely affect our business, financial condition and results of operations.
As we continue to expand our offerings and user base, we may become subject to additional laws and regulations, which may differ or conflict from one jurisdiction to another. Many of these laws and regulations were adopted prior to the advent of our industry and related technologies and, as a result, do not contemplate or address the unique issues faced by our industry.
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
Despite our efforts to comply with applicable laws, regulations and other obligations relating to our offerings, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to our offerings, could harm our reputation and brand, discourage new and existing drivers and riders from using our platform, lead to refunds of ride fares or result in fines or proceedings by governmental agencies or private claims and litigation, any of which could adversely affect our business, financial condition and results of operations.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, the expanded work-from-home practices of our employees in response to COVID-19 and flexible work arrangements, new offerings on our platform or from strategic transactions, including acquisitions and divestitures. Further, weaknesses in our disclosure controls or our internal control over financial reporting have been discovered in the past, and other weaknesses may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
The application of indirect taxes, such as payroll tax, sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to businesses like ours and to drivers is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to drivers’ businesses.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial additional costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. Furthermore, if any issues in complying with those requirements are identified, we may incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. For example, we have incurred costs related to the restatement of our previously issued consolidated financial statements and related material weakness as described in our Annual Report on Form 10-K/A and as further described in the “Risks Related to Restatement of our Consolidated Financial Statements” below. In addition, it may become more expensive to obtain director and officer liability insurance due to these issues.

Certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business, such as our acquisition of PBSC in May 2022, as well as divestitures, partnerships and other transactions. We have previously acquired and continue to evaluate targets and other opportunities that operate in relatively nascent markets. As we grow, we also may explore investments in new technologies, which we may develop or other parties may develop. We may also explore acquisitions, joint ventures, or other strategic partnerships that result in our products or services entering new markets. There is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue, that our investments in other technologies will generate returns for our business, or that we will not lose our initial investment with strategic investments.
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
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. For example, in July 2021, we closed the sale of our Level 5 self-driving vehicle division. In addition, as a result of our acquisition of PBSC, we became an indirect party to certain partnerships and joint ventures that we did not negotiate, and with partners with whom we are less familiar. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction, or we may have difficulty operating together with another partner or joint venturer. Further, during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 9 "Debt" to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of June 30, 2022, we had $861.0 million of indebtedness for borrowed money outstanding.
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
As of December 31, 2021, we had $7.5 billion of federal and $6.7 billion of state net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2030 for federal and began expiring in 2022 for state purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar limitations may apply under state tax laws. Our ability to use net operating losses to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
The Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, among other things, includes changes to the rules governing our U.S. federal NOLs. NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Not all states conform to the Tax Act or CARES Act and some states have varying conformity to the Tax Act or CARES Act. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
Risks Related to Governance and Ownership of our Capital Stock Factors
The dual class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 21.10% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 12.45% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of June 30, 2022 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of June 30, 2022.
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
•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding 2025 Notes;
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

Risks Related to Restatement of Our Consolidated Financial Statements
In the past, we have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2021, which was remediated as of June 30, 2022. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
On April 28, 2022, the audit committee of the Company's board of directors concluded, after discussion with the Company’s management, that the previously issued financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as interim financial information as of September 30, 2021 and for the three and nine months then ended (the “Affected Periods”) should no longer be relied upon due to an error that resulted in the understatement of cost of revenue and net loss for the Affected Periods, and required restatement. As a result of this restatement, the Company’s management re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. Management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 and December 31, 2021, and our internal control over financial reporting was not effective as of December 31, 2021 due to the following material weakness. Specifically, there was a lack of an effectively designed control activity over the evaluation of the impact of the terms of the Reinsurance Agreement (as defined above) on the accounting and reporting of the excess benefits of the Reinsurance Transaction (as defined above). For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A of our Annual Report on Form 10-K/A.
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
Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse affect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we took and plan to take in the future will prevent the occurrence of additional material weaknesses or restatements of financial results in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	August 5, 2022	By:	/s/ Logan Green
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ Elaine Paul
Chief Financial Officer (Principal Financial Officer)