Form 10-Q
period 2022-09-30
Lyft, Inc.
filed 2022-11-08
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
185 Berry Street, Suite 400
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 7, 2022, the number of shares of the registrant’s Class A common stock outstanding was 352,332,181 and the number of shares of the registrant’s Class B common stock outstanding was 8,602,629.

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
•the sufficiency of our cash, cash equivalents, short-term investments and credit facility to meet our liquidity needs;
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
•our expectations regarding our leased real estate, including with respect to the renewal, sublease or restructuring of such leases;
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
•our investments and valuation of such investments, including any impairment of such investments and related assets;
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
•our ability to successfully acquire and integrate companies and assets; and
•our ability to identify, attract, motivate and retain qualified personnel, especially in light of a hyper-competitive compensation environment.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$143,715	$457,325
Short-term investments	1,639,683	1,796,533
Prepaid expenses and other current assets	689,341	522,212
Total current assets	2,472,739	2,776,070
Restricted cash and cash equivalents	167,242	73,205
Restricted investments	1,004,570	1,044,855
Other investments	26,326	80,411
Property and equipment, net	372,745	298,195
Operating lease right-of-use assets	190,718	223,412
Intangible assets, net	81,045	50,765
Goodwill	261,667	180,516
Other assets	23,134	46,455
Total assets	$4,600,186	$4,773,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$90,132	$129,542
Insurance reserves	1,265,728	1,068,628
Accrued and other current liabilities	1,382,606	1,264,426
Operating lease liabilities — current	46,383	53,765
Total current liabilities	2,784,849	2,516,361
Operating lease liabilities	179,083	210,232
Long-term debt, net of current portion	814,736	655,173
Other liabilities	55,994	50,905
Total liabilities	3,834,662	3,432,671
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of September 30, 2022 and December 31, 2021; 352,328,798 and 336,335,594 Class A shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively; 100,000,000 Class B shares authorized as of September 30, 2022 and December 31, 2021; 8,602,629 Class B shares issued and outstanding, as of September 30, 2022 and December 31, 2021	4	3
Additional paid-in capital	10,127,487	9,706,293
Accumulated other comprehensive loss	(9,504)	(2,511)
Accumulated deficit	(9,352,463)	(8,362,572)
Total stockholders’ equity	765,524	1,341,213
Total liabilities and stockholders’ equity	$4,600,186	$4,773,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Revenue	$1,053,820	$864,405	$2,920,143	$2,238,390
Costs and expenses
Cost of revenue	570,703	392,207	1,661,353	1,151,136
Operations and support	119,223	109,679	323,137	292,375
Research and development	227,678	226,693	622,200	716,950
Sales and marketing	133,722	108,955	400,805	287,502
General and administrative	292,870	231,907	775,542	652,023
Total costs and expenses	1,344,196	1,069,441	3,783,037	3,099,986
Loss from operations	(290,376)	(205,036)	(862,894)	(861,596)
Interest expense	(5,022)	(13,093)	(14,531)	(38,510)
Other income (expense), net	(126,155)	125,042	(115,439)	130,388
Loss before income taxes	(421,553)	(93,087)	(992,864)	(769,718)
Provision for income taxes	648	6,627	3,515	9,253
Net loss	$(422,201)	$(99,714)	$(996,379)	$(778,971)
Net loss per share, basic and diluted	$(1.18)	$(0.30)	$(2.84)	$(2.35)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	356,478	337,753	351,224	332,049
Stock-based compensation included in costs and expenses:
Cost of revenue	$12,983	$10,192	$32,990	$28,818
Operations and support	7,145	6,180	19,041	18,223
Research and development	116,173	111,474	288,086	324,932
Sales and marketing	14,437	9,290	37,017	27,757
General and administrative	70,242	61,309	174,233	163,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Net loss	$(422,201)	$(99,714)	$(996,379)	$(778,971)
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,976)	(1,407)	(1,384)	(2,492)
Unrealized gain (loss) on marketable securities, net of taxes	3,460	(89)	(5,609)	(140)
Other comprehensive income (loss)	1,484	(1,496)	(6,993)	(2,632)
Comprehensive loss	$(420,717)	$(101,210)	$(1,003,372)	$(781,603)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	488	—	3,244	—	—	3,244
Issuance of common stock upon settlement of restricted stock units	5,218	—	—	—	—	—
Shares withheld related to net share settlement	(130)	—	(7,653)	—	—	(7,653)
Stock-based compensation	—	—	164,229	—	—	164,229
Other comprehensive income (loss)	—	—	—	—	218	218
Net loss	—	—	—	(427,339)	—	(427,339)
Balances as of March 31, 2021	329,313	$3	$9,136,881	$(7,727,767)	$(255)	$1,408,862
Issuance of common stock upon exercise of stock options	115	—	589	—	—	589
Issuance of common stock upon settlement of restricted stock units	5,279	—	—	—	—	—
Shares withheld related to net share settlement	(155)	—	(8,091)	—	—	(8,091)
Issuance of common stock under employee stock purchase plan	674	—	16,559	—	—	16,559
Stock-based compensation	—	—	200,111	—	—	200,111
Other comprehensive income (loss)	—	—	—	—	(1,354)	(1,354)
Net loss	—	—	—	(251,918)	—	(251,918)
Balances as of June 30, 2021	335,226	$3	$9,346,049	$(7,979,685)	$(1,609)	$1,364,758
Issuance of common stock upon exercise of stock options	156	—	969	—	—	969
Issuance of common stock upon settlement of restricted stock units	5,469	—	—	—	—	—
Shares withheld related to net share settlement	(131)	—	(6,110)	—	—	(6,110)
Settlement of convertible senior notes	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	197,493	—	—	197,493
Other comprehensive income (loss)	—	—	—	—	(1,496)	(1,496)
Net loss (as restated)	—	—	—	(99,714)	—	(99,714)
Balances as of September 30, 2021 (as restated)	340,720	$3	$9,538,400	$(8,079,399)	$(3,105)	$1,455,899

	Nine Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
Adjustments related to the adoption of ASU 2020-06	—	—	(139,958)	6,488	—	(133,470)
Issuance of common stock upon exercise of stock options	65	—	90	—	—	90
Issuance of common stock upon settlement of restricted stock units	3,602	—	—	—	—	—
Shares withheld related to net share settlement	(44)	—	(1,807)	—	—	(1,807)
Stock-based compensation	—	—	156,595	—	—	156,595
Other comprehensive income (loss)	—	—	—	—	(7,701)	(7,701)
Net loss	—	—	—	(196,932)	—	(196,932)
Balances as of March 31, 2022	348,561	$3	$9,721,213	$(8,553,016)	$(10,212)	$1,157,988
Issuance of common stock upon exercise of stock options	31	—	313	—	—	313
Issuance of common stock upon settlement of restricted stock units	3,526	1	—	—	—	1
Shares withheld related to net share settlement	(90)	—	(1,742)	—	—	(1,742)
Issuance of common stock under employee stock purchase plan	703	—	11,945	—	—	11,945
Stock-based compensation	—	—	176,644	—	—	176,644
Other comprehensive income (loss)	—	—	—	—	(776)	(776)
Net loss	—	—	—	(377,246)	—	(377,246)
Other	—	—	140	—	—	140
Balances as of June 30, 2022	352,731	$4	$9,908,513	$(8,930,262)	$(10,988)	$967,267
Issuance of common stock upon exercise of stock options	15	—	47	—	—	47
Issuance of common stock upon settlement of restricted stock units	8,308	—	—	—	—	—
Shares withheld related to net share settlement	(123)	—	(2,053)	—	—	(2,053)
Stock-based compensation	—	—	220,980	—	—	220,980
Other comprehensive income (loss)	—	—	—	—	1,484	1,484
Net loss	—	—	—	(422,201)	—	(422,201)
Balances as of September 30, 2022	360,931	$4	$10,127,487	$(9,352,463)	$(9,504)	$765,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
		(As Restated)
Cash flows from operating activities
Net loss	$(996,379)	$(778,971)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	96,787	106,065
Stock-based compensation	551,367	563,675
Amortization of premium on marketable securities	2,510	3,287
Accretion of discount on marketable securities	(10,788)	(918)
Amortization of debt discount and issuance costs	2,083	26,317
Gain on sale and disposal of assets, net	(38,531)	(4,358)
Gain on divestiture	—	(119,284)
Impairment charges	135,714	—
Other	16,873	2,901
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(194,648)	(174,488)
Operating lease right-of-use assets	39,711	48,044
Accounts payable	(44,767)	44,447
Insurance reserves	197,100	24,089
Accrued and other liabilities	79,511	218,232
Lease liabilities	(40,269)	(34,540)
Net cash used in operating activities	(203,726)	(75,502)
Cash flows from investing activities
Purchases of marketable securities	(2,670,635)	(2,524,957)
Purchases of term deposits	(10,046)	(441,506)
Proceeds from sales of marketable securities	501,132	353,407
Proceeds from maturities of marketable securities	2,004,227	2,483,774
Proceeds from maturities of term deposits	380,046	607,506
Purchases of property and equipment and scooter fleet	(82,401)	(56,676)
Cash paid for acquisitions, net of cash acquired	(146,334)	3
Sales of property and equipment	76,516	30,493
Proceeds from divestiture	—	122,688
Other	—	(2,000)
Net cash provided by (used in) investing activities	52,505	572,732
Cash flows from financing activities
Repayment of loans	(51,961)	(33,982)
Proceeds from exercise of stock options and other common stock issuances	12,398	21,362
Taxes paid related to net share settlement of equity awards	(5,602)	(21,854)
Principal payments on finance lease obligations	(21,706)	(28,661)
Other	—	(3)
Net cash used in financing activities	(66,871)	(63,138)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(780)	(141)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(218,872)	433,951
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	531,193	438,485
End of period	$312,321	$872,436
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
		(As Restated)
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$143,715	$728,382
Restricted cash and cash equivalents	167,242	143,846
Restricted cash, included in prepaid expenses and other current assets	1,364	208
Total cash, cash equivalents and restricted cash and cash equivalents	$312,321	$872,436

Non-cash investing and financing activities
Financed vehicles acquired, net of principal payments	$66,380	$39,846
Purchases of property and equipment, and scooter fleet not yet settled	21,422	20,413
Contingent consideration	15,000	—
Right-of-use assets acquired under finance leases	2,947	25,524
Right-of-use assets acquired under operating leases	852	5,800
Remeasurement of finance and operating lease right of use assets for lease modification	(2,105)	384
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
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of bikes and scooters (“Light Vehicles”), the Express Drive program, where drivers can enter into short-term rental agreements with Flexdrive Services, LLC (“Flexdrive”) or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform, and Lyft Rentals, a consumer offering for users who want to rent a car for a fixed period of time for personal use, and Lyft Driver Centers and Lyft Auto Care, where drivers and riders can request auto maintenance and collision repair services offered through the Lyft Platform in certain markets. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Corporate Business Travel programs, and generates revenue from licensing and data access agreements associated with the data from the Company's platform, subscription fees, and revenue from bikes and bike station hardware and software sales.
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
The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
Reclassification
Certain insignificant amounts in the non-cash investing and financing activities supplemental information on the condensed consolidated statements of cash flow for the nine months ended September 30, 2021 have been conformed to the current year presentation. This reclassification did not impact any other amounts on the condensed consolidated statements of cash flows, including the cash flows from operating, investing, and financing activities. The remaining condensed consolidated financial statements were not impacted by this reclassification.
Restatement of Previously Issued Financial Statements
The Company filed Amendment No. 1 on Form 10-K ("Form 10-K/A") with the SEC on April 29, 2022 to restate previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021. The Form 10-K/A also provided restated interim financial information as of September 30, 2021 and for the three and nine months then ended, contained in the Form 10-Q for the quarterly period ended September 30, 2021. Refer to Note 15

"Restatement of Previously Issued Quarterly Financial Statements" to the condensed consolidated financial statements for information regarding the restatement as also discussed in the Form 10-K/A.
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
Beginning in the middle of March 2020, the outbreak of the coronavirus (“COVID-19”) in the United States, Canada, and globally has impacted the Company’s business. The Company continues to be impacted by COVID-19, but the long-term impact will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require it to update its estimates, judgments or revise the carrying value of the Company's assets or liabilities, including the recording of any credit losses. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized on the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue in accordance with ASC 606 from licensing and data access, primarily with third-party autonomous vehicle companies, subscription fees, auto maintenance and collision repair services and revenue from bikes and bike station hardware and software sales. The Company also generates rental revenue from Flexdrive, its network of Light Vehicles, and Lyft Rentals, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company’s revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from contracts with customers (ASC 606)	$966,048	$784,068	$2,698,694	$2,049,756
Rental revenue (ASC 842)	87,772	80,337	221,449	188,634
Total revenue	$1,053,820	$864,405	$2,920,143	$2,238,390
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
The Company recognizes revenue from subscription fees paid to access transportation options through the Lyft Platform and mobile-based applications over the applicable subscription period in accordance with ASC 606. The Company also recognizes revenue from auto maintenance and collision repair services and revenue from bikes and bike station hardware and software sales in accordance with ASC 606.
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
The Company owns and operates its Light Vehicles in some cities and operates city-owned Light Vehicles in other cities. Though the specific terms of arrangements with cities vary, the Company earns operations fees from cities or shares revenue generated by the systems with cities. Light Vehicle revenue is accounted for under ASC 842 for single-use rides. A single-use ride allows the user to select a specific Light Vehicle at the time the arrangement is entered into and provides the user the right to control the selected Light Vehicle for the desired term of the arrangement.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $219.6 million and $196.2 million as of September 30, 2022 and December 31, 2021, respectively. The Company's allowance for credit losses was $11.7 million and $9.3 million as of September 30, 2022 and December 31, 2021, respectively. The change in the allowance for credit losses for the nine months ended September 30, 2022 were immaterial.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of September 30, 2022 and December 31, 2021, the rider referral coupon liability was not material.

Light Vehicle Rider and Lyft Rentals Renter Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the three and nine months ended September 30, 2022 and 2021.
For the three and nine months ended September 30, 2022, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $288.2 million and $1.0 billion as a reduction to revenue and $29.3 million and $86.9 million as sales and marketing expense, respectively. For the three and nine months ended September 30, 2021, in relation to the driver, rider, Light Vehicle riders, and Lyft Rentals renters incentive programs, the Company recorded $423.3 million and $995.5 million as a reduction to revenue and $16.8 million and $40.2 million as sales and marketing expense, respectively.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of September 30, 2022, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
Insurance claims may take years to completely settle, and the Company has available limited historical loss experience because of the limited operational history. The Company makes certain assumptions based on currently available information and industry statistics, with the loss development factors as one of the most significant assumptions, and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while the Company believes that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. As a result, the net amounts that will ultimately be paid to settle the liability and when amounts will be paid may significantly vary from the estimated amounts provided for on the condensed consolidated balance sheets. For example, disruptive factors may distort data, metrics and patterns and result in rapid increases in insurance cost and reserve deficiency. These disruptive factors can include recent economic conditions and ongoing global events such as the high inflationary environment, increased litigation, and higher than expected losses across the commercial auto industry as well as the continued impact of the COVID-19 pandemic. The Company continues to review its insurance estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves.
On April 22, 2021, PVIC entered into a Reinsurance Agreement with DARAG, under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date (the “Reinsurance Transaction”). Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million. Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, resulted in the recognition of a deferred gain liability. The deferred gain liability was amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves. The settlement period of the ceded reserves was based on the life-to-date cumulative losses collected and likely extends over periods longer than a quarter. The amount of the deferral that was amortized was recalculated each period based on loss payments and updated estimates of the portfolio’s total losses. When the amount and timing of the reinsurance recoveries were uncertain, the recovery method was used to calculate the amount of amortization in period. The deferral of gains had a negative impact in the respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance

Agreement. The amortization of these deferred gains provided a benefit to cost of revenue over multiple periods equal to the excess benefits received. Deferred gain liabilities for the Reinsurance Transaction are included in accruals and other current liabilities on the condensed consolidated balance sheets.
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
Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. Operating leases are included in operating lease right-of-use assets, operating lease liabilities — current and operating lease liabilities on the condensed consolidated balance sheets. Lease costs for the Company's operating leases are recognized on a straight-line basis primarily within operating expenses over the lease term. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other liabilities on the condensed consolidated balance sheets. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term in cost of revenue on the condensed consolidated statements of operations. The interest component of finance leases is included in cost of revenue on the condensed consolidated statements of operations and recognized using the effective interest method over the lease term. Variable lease payments are recognized primarily in operating expenses in the period in which the obligation for those payments is incurred.
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
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of September 30, 2022.
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
The earn out incentives, ranging from zero to $15.0 million, is included in contingent consideration on the accompanying condensed consolidated balance sheet at September 30, 2022 at a fair value of $15.0 million. The earn out incentives are based on hardware and software for new system sales, either earned or committed during the earn out period. It will be remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized an option-pricing model to value the earn out based on the likelihood of reaching firm-specific targets. Significant inputs used in the calculations include probability of success, duration of the earn-out and discount rate.
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
The fair value of the contractual relationships – cities was determined to be $22.2 million with estimated useful lives between seven years and eleven years. The fair value of the contractual relationships – cities was determined using the multi-period excess earnings. The multi-period excess earnings approach involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate.
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
Refer to Note 14 “Variable Interest Entities” to the condensed consolidated financial statements for information regarding the variable interest entities included in this transaction.
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
5.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	September 30, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$1,885	$—	$—	$1,885
Money market deposit accounts	51,318	—	—	51,318
Term deposits	15,000	—	—	15,000
Certificates of deposit	430,038	122	(801)	429,359
Commercial paper	1,085,841	62	(2,631)	1,083,272
Corporate bonds	85,821	—	(675)	85,146
U.S. government securities	39,750	—	(34)	39,716
Total unrestricted cash equivalents and short-term investments	1,709,653	184	(4,141)	1,705,696
Restricted Balances(2)
Money market funds	91,231	—	—	91,231
Term deposits	5,046	—	—	5,046
Certificates of deposit	269,915	52	(680)	269,287
Commercial paper	660,339	44	(1,190)	659,193
Corporate bonds	29,158	—	(151)	29,007
U.S. government securities	63,622	—	(282)	63,340
Total restricted cash equivalents and investments	1,119,311	96	(2,303)	1,117,104
Total unrestricted and restricted cash equivalents and investments	$2,828,964	$280	$(6,444)	$2,822,800
_______________
(1)Excludes $72.8 million of cash and $4.9 million of marketable equity securities, which are included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $56.1 million of restricted cash, which is included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of September 30, 2022, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of September 30, 2022 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of September 30, 2022. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of September 30, 2022 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	September 30, 2022
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$463,826	$(1,481)
Corporate bonds	114,153	(826)
Commercial paper	1,523,046	(3,821)
U.S. government securities	103,055	(316)
Total available-for-sale debt securities in an unrealized loss position	$2,204,080	$(6,444)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Legal accruals	$389,540	$349,518
Insurance-related accruals	384,729	336,340
Ride-related accruals	208,477	196,716
Long-term debt, current	38,233	56,264
Insurance claims payable and related fees	36,695	33,696
Deferred gain related to the Reinsurance Transaction (1)	2,357	52,785
Other	322,575	239,107
Accrued and other current liabilities	$1,382,606	$1,264,426
_______________
(1)Refer to Note 2 “Summary of Significant Accounting Policies” above and the rest of this Note 5 “Supplemental Financial Information - Insurance Reserves” below for more information on this deferred gain.
Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$1,068,628	$987,064
Reinsurance recoverable at beginning of period	(245,179)	(251,328)
Additions related to:
Reserves for current period	210,905	227,478
Change in estimates for prior periods	368,280	128,045
Losses paid	(388,344)	(329,805)
Adjustments related to Commutation Transaction(1)	247,438	—
Transfer of certain legacy auto insurance liabilities	—	—
Net balance at the end of the period	1,261,728	761,454
Add: Reinsurance recoverable at the end of the period	4,000	249,699
Balance at end of period	$1,265,728	$1,011,153
_______________
(1)In the second quarter of 2022, the Company completed the Commutation Transaction, which effectively commuted and settled the previous Reinsurance Agreement. See below for more details of the "Commutation of the Reinsurance Agreement".
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the

Reinsurance Transaction”). The Reinsurance Agreement was on a funds withheld basis, meaning that funds are withheld by PVIC from the insurance premium owed to DARAG in order to pay future reinsurance claims on DARAG’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable was netted against the funds withheld liability balance of $271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities on the condensed consolidated balance sheet. In addition to the initial funds withheld balance of $271.5 million, additional coverage of certain legacy insurance liabilities was collateralized by a trust account established by DARAG for the benefit of PVIC, which was $75.0 million upon consummation. At the inception of the Reinsurance Agreement, a loss of approximately $20.4 million for the total cost of the Reinsurance Transaction was recognized on the condensed consolidated statement of operations for the year ended December 31, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.
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
•The Company reduced its reinsurance recoverable by $247.4 million. As of September 30, 2022, the balance of reinsurance recoverables was $4.0 million, reflecting the ultimate amount it anticipates receiving from DNA as a result of this transaction. The reinsurance recoverable from DNA, net of the funds withheld liability, is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
•The Company reduced the funds withheld liability balance by $90.3 million. As of September 30, 2022, the balance of the funds withheld liability was $1.0 million, reflecting the premium retained by PVIC for the Adverse Development Cover.
•The Company amortized deferred gains related to losses ceded under the Reinsurance Agreement by $105.7 million. As of September 30, 2022, the Company had $2.4 million of deferred gains related to losses ceded under the Reinsurance Agreement remaining following the Commutation Transaction, which are included within accrued and other current liabilities on the condensed consolidated balance sheets.
Other Income (Expense), Net
The following table sets forth the primary components of other income, net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$12,945	$1,923	$20,321	$7,008
Gain (loss) on sale of securities, net	(28)	(17)	(61)	685
Foreign currency exchange gains (losses), net	(7,121)	736	(6,436)	1,212
Sublease income	2,555	2,947	10,099	2,947
Gain from transaction with Woven Planet	—	119,284	—	119,284
Impairment charges(1)	(135,714)	—	(135,714)	—
Other, net	1,208	169	(3,648)	(748)
Other income (expense), net	$(126,155)	$125,042	$(115,439)	$130,388
_______________

(1)In the third quarter of 2022, the Company impaired the entire amount of a non-marketable equity investment in addition to other assets with the investee. This impairment was triggered due to the announced winding down of the equity investee. Refer to Note 6 "Fair Value Measurements" for additional details.
6.    Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$1,885	$—	$—	$1,885
Certificates of deposit	—	429,359	—	429,359
Commercial paper	—	1,083,272	—	1,083,272
Corporate bonds	—	85,146	—	85,146
U.S. government securities	—	39,716	—	39,716
Total unrestricted cash equivalents and short-term investments	1,885	1,637,493	—	1,639,378
Restricted cash equivalents and investments(2)
Money market funds	91,231	—	—	91,231
Certificates of deposit	—	269,287	—	269,287
Commercial paper	—	659,193	—	659,193
Corporate bonds	—	29,007	—	29,007
U.S. government securities	—	63,340	—	63,340
Total restricted cash equivalents and investments	91,231	1,020,827	—	1,112,058
Marketable equity securities(3)	4,919	—	—	4,919
Total financial assets	$98,035	$2,658,320	$—	$2,756,355

Liabilities
Contingent consideration(4)	$—	$—	$15,000	$15,000
Total financial liabilities	$—	$—	$15,000	$15,000
_______________
(1)$72.8 million of cash, $51.3 million of money market deposit accounts and $15.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$56.1 million of restricted cash and $5.0 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.
(3)Included in other investments on the condensed consolidated balance sheets.
(4)In the second quarter of 2022, the Company completed the acquisition of PBSC which included up to $15.0 million in contingent consideration to be paid over the next year. The contingent consideration was classified as a liability and included in accrued and other current liabilities on the condensed consolidated balance sheets. Refer to Note 3 "Acquisitions" to the condensed consolidated financial statements for information regarding this contingent consideration.

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
During the nine months ended September 30, 2022, the Company did not make any transfers between the levels of the fair value hierarchy.
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
In June 2021 and June 2022, the Company received investments in a non-marketable equity security in a privately held company without a readily determinable market value as part of licensing and data access agreements. The investment had an initial carrying value of $128.1 million as of June 30, 2022 which was categorized as Level 3. The Company did not have the ability to exercise significant influence over this privately-held company and had elected to measure this investment as a non-marketable equity security and classified it in other investments on the condensed consolidated balance sheet. In the three months ended September 30, 2022, the entire amount of the investment in the non-marketable equity security was impaired due to the announced winding down of the equity investee in October 2022. In addition to the impairment of this non-marketable equity security, an other asset was impaired, resulting in a total impairment of $135.7 million recorded to other income (expense), net on the condensed consolidated statement of operations.
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
At September 30, 2022, there were $5.8 million of financial assets measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets.
Reconciliation of Level 3 Financial Assets and Liabilities
The following table provides a reconciliation of the beginning balances of the Level 3 financial assets during the nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$128,086	$64,043	$64,043	$—
Additions(1)	—	—	64,043	64,043
Change in fair value(2)	(128,086)	—	(128,086)	—
Balance at end of period	$—	$64,043	$—	$64,043
_______________
(1)Relates to non-marketable equity securities included in other investments on the condensed consolidated balance sheets.
(2)In the third quarter of 2022, the entire amount of the investment in the non-marketable equity security was impaired due to the announced winding down of the equity investee. The resulting impairment charge was recorded to other income (expense), net on the condensed consolidated statement of operations.
The following table provides a reconciliation of the beginning balances of the Level 3 financial liabilities during the nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$14,100	$—	$—	$—
Additions(1)	—	—	14,100	—
Change in fair value	900	—	900	—
Balance at end of period	$15,000	$—	$15,000	$—
_______________
(1)Relates the contingent consideration from the acquisition of PBSC, which are included in accrued and other current liabilities on the condensed consolidated balance sheets. Refer to Note 3 "Acquisitions" to the condensed consolidated financial statements for information regarding this contingent consideration.
7.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 73 locations of which all leases have commenced as of September 30, 2022. These leases are classified as operating leases. As of September 30, 2022, the remaining lease terms vary from approximately four months to eight years. For certain leases the Company has options to extend the lease term for periods varying from two months to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of September 30, 2022, the remaining lease terms vary between one month to five years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of September 30, 2022
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	September 30, 2022	December 31, 2021
Operating Leases
Assets
Operating lease right-of-use assets	$190,718	$223,412
Liabilities
Operating lease liabilities, current	$46,383	$53,765
Operating lease liabilities, non-current	179,083	210,232
Total operating lease liabilities	$225,466	$263,997

Finance Leases
Assets
Finance lease right-of-use assets(1)	$26,199	$26,802
Liabilities
Finance lease liabilities, current(2)	11,976	13,556
Finance lease liabilities, non-current(3)	15,883	14,242
Total finance lease liabilities	$27,859	$27,798

Weighted-average remaining lease term (years)
Operating leases	5.2	5.6
Finance leases	2.5	2.2
Weighted-average discount rate
Operating leases	6.4%	6.3%
Finance leases	3.6%	2.8%
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Leases
Operating lease cost	$16,916	$20,250	$52,078	$56,415

Finance Leases
Amortization of right-of-use assets	3,828	5,893	11,589	19,348
Interest on lease liabilities	261	277	676	850

Other Lease Costs
Short-term lease cost	1,191	1,091	4,176	4,151
Variable lease cost (1)	3,796	244	12,790	4,018
Total lease cost	$25,992	$27,755	$81,309	$84,782
_______________
(1)Consists primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
Sublease income was $2.6 million and $10.1 million for the three and nine months ended September 30, 2022 and $2.9 million for the three and nine months ended September 30, 2021 which was primarily related to subleases from the Company's transaction with Woven Planet in the third quarter of 2021. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the condensed consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$58,005	$63,204
Operating cash flows from finance leases	689	835
Financing cash flows from finance leases	21,706	28,661

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2022 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2022	$11,764	$3,466	$15,230
2023	61,651	12,587	74,238
2024	54,746	8,965	63,711
2025	42,769	2,181	44,950
2026	28,642	776	29,418
Thereafter	68,601	1,411	70,012
Total minimum lease payments	268,173	29,386	297,559
Less: amount of lease payments representing interest	(42,707)	(1,527)	(44,234)
Present value of future lease payments	225,466	27,859	253,325
Less: current obligations under leases	(46,383)	(11,976)	(58,359)
Long-term lease obligations	$179,083	$15,883	$194,966
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
8.    Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $300 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of September 30, 2022, the Company has made payments of $71.1 million under the amended arrangement.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. As of September 30, 2022, the Company has made investments in excess of $100 million under the arrangement.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2023. As of September 30, 2022, the Company has made payments totaling $29.2 million and investments totaling $33.7 million under the arrangement.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The majority of the outstanding letters of credit are collateralized by cash. As of September 30, 2022 and December 31, 2021, the Company had letters of credit outstanding of $56.0 million and $53.1 million, respectively.
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
Unemployment Insurance Assessment
The Company is involved in administrative audits with various state employment agencies, including audits related to driver classification, in California, Oregon, Wisconsin, Illinois, New York, Pennsylvania and New Jersey. The Company believes that drivers are properly classified as independent contractors and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain. The Company accrues liabilities that may result from assessments by, or any negotiated agreements with, these employment agencies when a loss is probable and reasonably estimable, and the expense is recorded to general and administrative expenses. In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. We filed a petition to challenge the assessment, and are awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded this matter within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022.
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
Patent Litigation
The Company is currently involved in legal proceedings related to alleged infringement of patents and other intellectual property and, in the ordinary course of business, the Company receives correspondence from other purported holders of patents and other intellectual property offering to sell or license such property and/or asserting infringement of such property. The Company disputes any allegation of wrongdoing and intends to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
Consumer and Other Class Actions
The Company is involved in a number of class actions alleging violations of consumer protection, civil rights, and other laws, such as the Telephone Consumer Protection Act of 1991, or TCPA; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act, or the ADA, among others. In 2021, the Company received a favorable outcome in a case in the Northern District of California alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle offerings in three Bay Area counties, Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. After hearing evidence at a 5-day bench trial, the court ruled that plaintiffs failed their burden to prove that Lyft violates the ADA. The plaintiffs did not appeal the ruling. Lyft is facing a similar ADA lawsuit seeking injunctive and other relief in the Southern District of New York, Lowell v. Lyft, Inc., which seeks to certify New York and nationwide classes. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions have been filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the IPO Registration Statement alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions have been consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions have also been consolidated into one action in federal court in California. On July 1, 2020, the California state court sustained in part and overruled in part the Company's demurrer to the consolidated complaint. The Company filed its answer to this consolidated complaint on August 3, 2020. On February 26, 2021, the California state court struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend, and plaintiffs filed an amended complaint on March 17, 2021. The Company filed its demurrer and motion to strike the amended claim on April 13, 2021, and on July 16, 2021, the California state court overruled the demurrer but struck additional allegations from the consolidated complaint and granted plaintiffs leave to amend. The state court plaintiffs filed their renewed motion to certify a class action on June 24, 2021, and on January 25, 2022, the court denied plaintiffs’ motion without prejudice and stayed the case in light of the certified class action proceeding in federal court. In the California federal court class action, on May 14, 2020, the Company filed a motion to dismiss the consolidated complaint and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the court certified the class action on August 20, 2021, and set trial to commence on December 5, 2022. On February 8, 2022, the parties informed the court they had reached an agreement in principle to settle the case on a class-wide basis, and the plaintiff filed an unopposed motion for preliminary approval of the settlement on June 16, 2022. On August 19, 2022, the putative lead plaintiffs in the California state court action filed a motion to intervene in the California federal court class action for purposes of challenging the proposed class action settlement. In response, the parties in the federal case submitted an amended stipulation of settlement on September 27, 2022 which now allows the state plaintiffs to opt-in to the federal class for purposes of objecting to the settlement, which rendered the motion to intervene moot. The federal parties’ motion for preliminary settlement approval remains pending. In the consolidated derivative action, at the parties’ joint request, the California federal court stayed the case on February 17, 2021. Although the Company believes these lawsuits are without merit and intends to vigorously defend against them, the Company has accrued amounts related to such matters when a loss is probable and reasonably estimable and the expense is recorded to general and administrative expenses.
9.    Debt
Outstanding debt obligations as of September 30, 2022 were as follows (in thousands):

	Maturities	Interest Rates as of September 30, 2022	September 30, 2022	December 31, 2021
Convertible senior notes (1)	May 2025	1.50%	$739,870	$604,317
Non-revolving Loan	2022 - 2024	2.88% - 4.84%	36,786	75,680
Master Vehicle Loan	2022 - 2025	2.60% - 5.85%	76,313	31,440
Total long-term debt, including current maturities			$852,969	$711,437
Less: long-term debt maturing within one year			38,233	56,264
Total long-term debt			$814,736	$655,173
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
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense related to the 2025 Notes	$2,803	$2,803	$8,409	$8,409
Amortization of debt discount and issuance costs (1)	736	9,078	2,083	26,317
Interest expense related to vehicle loans	1,483	1,212	4,039	3,784
Interest expense	$5,022	$13,093	$14,531	$38,510
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
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the Initial Purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of September 30, 2022, the unamortized debt discount and debt issuance cost of the 2025 Notes was $7.6 million on the condensed consolidated balance sheet.
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

During the quarter ended September 30, 2022, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.

Based on the last reported sale price of the Company's Class A common stock on September 30, 2022, the if-converted value of the 2025 Notes was $256.4 million, not exceeding the outstanding principal amount.

The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$747,498	$747,498
Unamortized debt discount and debt issuance costs (1)	(7,628)	(143,181)
Net carrying amount of liability component	$739,870	$604,317
_______________
(1)     The Company adopted ASC 2020-06 on January 1, 2022 using the modified retrospective approach, which resulted in a $133.5 million increase to the carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs at the time of adoption.
As of September 30, 2022, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $639.3 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
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
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. Pursuant to the term of the Non-revolving Loan, as amended on June 21, 2021 and most recently on September 27, 2022, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to a maximum term of 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of September 30, 2022, the Company was in compliance with all covenants related to the Non-revolving Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of September 30, 2022, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $40.4 million and $73.7 million, respectively, as of September 30, 2022 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. As of September 30, 2022, the Company made repayments of $52.0 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$15,737
2023	36,507
2024	31,011
2025	769,714
2026	—
Thereafter	—
Total long-term debt outstanding	$852,969
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of September 30, 2022, the Company was in compliance with all covenants of the VPA. As of September 30, 2022, the outstanding borrowings from the interim financing under the VPA was $22.6 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. As of September 30, 2022, there was no exposure to loss under the terms of the guarantee.

As of September 30, 2022, there was no amounts outstanding from other financings.
10.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2021	17,116	$45.75	$730,528
Granted	32,349	25.39
Vested	(15,437)	37.96
Canceled	(4,241)	36.59
Nonvested units as of September 30, 2022	29,787	$28.95	$391,859
Included in the grants for the nine months ended September 30, 2022 are approximately 942,000 performance based restricted stock units (“PSUs”). Included in these PSUs were the following:
(i)PSUs that have performance criteria tied to the Company’s stock performance. The Company valued these PSUs using a Monte Carlo valuation model and took into consideration the likelihood of the market criteria being achieved. The resulting fair value expense is amortized over the life of the PSU award.
(ii)PSUs that have performance criteria tied to the achievement of certain performance milestones. Compensation cost associated with these PSUs are recognized based on the estimated number of shares that the Company ultimately expects will vest and amortized on a straight-line basis over the requisite service period of each performance milestone. Each reporting period, the Company assesses the probability that the performance criteria will be met and records expense for those shares for which vesting is probable.
All PSUs are subject to a continuous service condition in addition to certain performance criteria.
The fair value as of the respective vesting dates of RSUs that vested during the nine months ended September 30, 2022 and 2021 was $354.2 million and $839.0 million, respectively. In connection with RSUs that vested in the nine months ended September 30, 2022, the Company withheld 257,400 shares and remitted cash payments of $5.6 million on behalf of the RSU holders to the relevant tax authorities.
As of September 30, 2022, the total unrecognized compensation cost was $699.4 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.1 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. On January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2021, an additional 3,237,371 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2022, an additional 3,449,382 shares of Class A common stock were reserved for issuance under the ESPP. As of September 30, 2022, 2,970,579 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

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
The Company recorded income tax expense of $0.6 million and $3.5 million in the three and nine months ended September 30, 2022 and an income tax expense of $6.6 million and $9.3 million in the three and nine months ended September 30, 2021, respectively. The effective tax rate was (0.15)% and (0.35)% for the three and nine months ended September 30, 2022 and, as restated, (7.12)% and (1.20)% for the three and nine months ended September 30, 2021, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2022 and December 31, 2021.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Net loss	$(422,201)	$(99,714)	$(996,379)	$(778,971)
Weighted-average shares used in computing net loss per share, basic and diluted	356,478	337,753	351,224	332,049
Net loss per share, basic and diluted	$(1.18)	$(0.30)	$(2.84)	$(2.35)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	September 30,
	2022	2021
Restricted stock units	28,014	19,957
2025 Notes(1)	19,471	19,471
Performance based restricted stock units	1,773	959
Stock options	994	1,159
ESPP	870	175
Total	51,122	41,721
_______________
(1)In connection with the issuance of the 2025 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to reduce the potential dilution to the Company's Class A common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the Company's Class A common stock price exceeds the conversion price of the 2025 Notes.
13.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three and nine months ended September 30, 2022 and 2021.
14.    Variable Interest Entities
As part of its acquisition of PBSC, the Company acquired several joint ventures (“JVs”) which were deemed to be variable interest entities (“VIEs”) in accordance with ASC 810 Consolidation on the acquisition date. The Company determined that PBSC is the primary beneficiary of one of the acquired VIEs, in which it owns an 80% equity interest, as PBSC has the power to direct the majority of the activities of the VIE that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits. As PBSC is the primary beneficiary of the VIE, the assets, liabilities, non-controlling interest, revenues and operating results are included in the condensed consolidated financial statements. During the quarter ended September 30, 2022, PBSC entered into in another joint venture deemed to be a VIE which was accounted for under the equity method.
The acquisition date fair value of the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeds the carrying value and is recorded within other investments in the condensed consolidated balance sheet. The VIE entered into during the quarter ended September 30, 2022 was immaterial. The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make.
The Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the period ended September 30, 2022.
15.    Restatement of Previously Issued Quarterly Financial Statements
Background of Restatement
The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the SEC on February 28, 2022 (the “Original Form 10-K”). The Amendment No. 1 on Form 10-K ("Form 10-K/A") restated the Company's previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as provided restated interim financial information as of September 30, 2021 and for the three and nine months then ended (collectively, the "Affected Periods"), contained in the Original Form 10-K and the Company’s Form 10-Q for the quarterly period ended September 30, 2021 (the “Form 10-Q”).
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
The Company applied retroactive insurance accounting in accordance with Accounting Standards Codification (“ASC”) 720-20, “Insurance Costs”, which requires the deferral of any gains (excess benefits) retrospectively calculated as the excess of expected recoveries over the premium (the funds withheld payable) less a cumulative retrospectively calculated amortization adjustment. During the Affected Periods and as accounted for in the financial statements included in the Form 10-Q and the Original Form 10-K, the Company included collateral provided by DARAG as a component of the premium in calculating the excess benefits. Subsequent to the filing of the Original Form 10-K, the Company determined that the collateral balance should not be included in this calculation. Therefore, losses ceded under the Reinsurance Agreement that exceeded the funds withheld liability balance of $271.5 million should have resulted in the recognition of a deferred gain liability. The deferral of gains had a negative impact in the respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to cost of revenue over multiple periods equal to the excess benefits received.
On April 28, 2022, the audit committee of the Company's board of directors concluded, after discussion with the Company’s management, that the previously issued financial statements for the Affected Periods should no longer be relied upon due to this error and required restatement. The Form 10-K/A reflected the changes discussed above for the Affected Periods and restated the Company’s consolidated financial statements as of and for the year ended December 31, 2021, as well as provided restated unaudited financial information as of September 30, 2021 and for the three and nine months then ended.
Effects of Restatement on September 30, 2021 Interim Financial Statements
As a result of the factors described above, the Company included in the Form 10-K/A the restated financial information as of September 30, 2021, and for the three and nine months then ended to restate the following items:
•understatement of cost of revenue, loss from operations, loss before income taxes and net loss by $28.2 million for the three and nine months ended September 30, 2021, and the related impacts on net loss per share
•understatement of liabilities and accumulated deficit by $28.2 million as of September 30, 2021.
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
The table below sets forth the condensed consolidated statements of operations, including the amounts originally reported in the Company’s quarterly financial statements and the restated amounts for the three and nine months ended September 30, 2021 (in thousands, except per share data):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue	$864,405	$—	$864,405	$2,238,390	$—	$2,238,390
Costs and expenses
Cost of revenue	364,032	28,175	392,207	1,122,961	28,175	1,151,136
Operations and support	109,679	—	109,679	292,375	—	292,375
Research and development	226,693	—	226,693	716,950	—	716,950
Sales and marketing	108,955	—	108,955	287,502	—	287,502
General and administrative	231,907	—	231,907	652,023	—	652,023
Total costs and expenses	1,041,266	28,175	1,069,441	3,071,811	28,175	3,099,986
Loss from operations	(176,861)	(28,175)	(205,036)	(833,421)	(28,175)	(861,596)
Interest expense	(13,093)	—	(13,093)	(38,510)	—	(38,510)
Other income, net	125,042	—	125,042	130,388	—	130,388
Loss before income taxes	(64,912)	(28,175)	(93,087)	(741,543)	(28,175)	(769,718)
Provision for (benefit from) income taxes	6,627	—	6,627	9,253	—	9,253
Net loss	$(71,539)	$(28,175)	$(99,714)	$(750,796)	$(28,175)	$(778,971)
Net loss per share, basic and diluted	$(0.21)	$(0.09)	$(0.30)	$(2.26)	$(0.09)	$(2.35)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	337,753		337,753	332,049		332,049
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
The table below sets forth the condensed consolidated statements of cash flows, including the amounts originally reported in the Company’s quarterly financial statements and the restated amounts for the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(750,796)	$(28,175)	$(778,971)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	106,065	—	106,065
Stock-based compensation	563,675	—	563,675
Amortization of premium on marketable securities	3,287	—	3,287
Accretion of discount on marketable securities	(918)	—	(918)
Amortization of debt discount and issuance costs	26,317	—	26,317
Deferred income tax from convertible senior notes	—	—	—
(Gain) loss on sale and disposal of assets, net	(4,358)	—	(4,358)
Gain on divestiture	(119,284)	—	(119,284)
Other	2,901	—	2,901
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(174,488)	—	(174,488)
Operating lease right-of-use assets	48,044	—	48,044
Accounts payable	44,447	—	44,447
Insurance reserves	24,089	—	24,089
Accrued and other liabilities	190,057	28,175	218,232
Lease liabilities	(34,540)	—	(34,540)
Net cash used in operating activities	(75,502)	—	(75,502)
Cash flows from investing activities
Purchases of marketable securities	(2,524,957)	—	(2,524,957)
Purchase of non-marketable security	—	—	—
Purchases of term deposits	(441,506)	—	(441,506)
Proceeds from sales of marketable securities	353,407	—	353,407
Proceeds from maturities of marketable securities	2,483,774	—	2,483,774
Proceeds from maturities of term deposits	607,506	—	607,506
Purchases of property and equipment and scooter fleet	(56,676)	—	(56,676)
Cash paid for acquisitions, net of cash acquired	3	—	3
Sales of property and equipment	30,493	—	30,493
Proceeds from divestiture	122,688	—	122,688
Other	(2,000)	—	(2,000)
Net cash provided by investing activities	572,732	—	572,732
Cash flows from financing activities
Repayment of loans	(33,982)	—	(33,982)
Proceeds from issuance of convertible senior notes	—	—	—
Payment of debt issuance costs	—	—	—
Purchase of capped call	—	—	—
Proceeds from exercise of stock options and other common stock issuances	21,362	—	21,362
Taxes paid related to net share settlement of equity awards	(21,854)	—	(21,854)
Principal payments on finance lease obligations	(28,661)	—	(28,661)
Other	(3)	—	(3)
Net cash provided by (used in) financing activities	(63,138)	—	(63,138)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(141)	—	(141)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	433,951	—	433,951
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	438,485	—	438,485
End of period	$872,436	$—	$872,436

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$728,382	$—	$728,382
Restricted cash and cash equivalents	143,846	—	143,846
Restricted cash, included in prepaid expenses and other current assets	208	—	208
Total cash, cash equivalents and restricted cash and cash equivalents	$872,436	$—	$872,436

Non-cash investing and financing activities
Financed vehicles acquired, net of principal payments(1)	$39,846	$—	$39,846
Purchases of property and equipment, and scooter fleet not yet settled(1)	20,413	—	20,413
Right-of-use assets acquired under finance leases	25,524	—	25,524
Right-of-use assets acquired under operating leases	5,800	—	5,800
Remeasurement of finance and operating lease right of use assets for lease modification	384	—	384
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	—	—	—
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	—	—	—
_______________
(1)Previously disclosed amounts were reclassified to conform with the current year presentation. Refer to Note 1 "Description of Business and Basis of Presentation" to the condensed consolidated financial statements for more information.
16.    Subsequent Events
Credit Facility
On November 3, 2022, we entered into a revolving credit agreement with certain lenders which provides for a $420 million revolving secured credit facility maturing on the earlier of (i) November 3, 2027 and (ii) February 13, 2025, if, as of such date, the Company’s Liquidity (as defined in the revolving credit agreement) minus the aggregate principal amount of the 2025 Notes outstanding on such date is less than $1.25 billion. As of the date of this Quarterly Report on Form 10-Q, no amounts had been drawn under the credit facility.
Restructuring Activities
On November 3, 2022, the Company committed to a plan of termination which involved the termination of approximately 683 employees, representing 13% of the Company’s employees. In connection with the plan of termination, the Company estimates that it will incur approximately $27 million to $32 million of restructuring and related charges related to employee severance and benefits costs, which the Company expects to incur in the fourth quarter of 2022. As part of the restructuring charges for this plan of termination, in the fourth quarter of 2022 and first quarter of 2023, the Company expects to record a stock-based compensation charge and corresponding payroll tax expense related to equity compensation and restructuring charges related to the exit and sublease or cease use of certain facilities to align with the Company's anticipated operating needs. The Company cannot reasonably estimate these charges at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2021 Annual Report on Form 10-K/A. The financial information for the three and nine months ended September 30, 2021 included herein has been restated as more fully described in Notes 1 and 15 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.
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
Our offerings include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters (“Light Vehicles”) for shorter rides and first-mile and last-mile legs of multimodal trips and information about nearby public transit routes, and Lyft Rentals, an offering for renters who want to rent a car for a fixed period of time for personal use. We believe our transportation network offers a viable alternative to car ownership.
We generate substantially all of our revenue from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from riders renting Light Vehicles, drivers renting vehicles through Express Drive, Lyft Rentals renters, Lyft Driver Center and Lyft Auto Care users, and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Corporate Business Travel programs. In the second quarter of 2021, we began generating revenues from licensing and data access agreements, primarily with third-party autonomous vehicle companies. In the second quarter of 2022, we began generating revenues from the sale of bikes and bike-share systems through our acquisition of PBSC Urban Solutions Inc.
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

To advance our mission, we aim to build the defining brand of our generation and to advocate through our commitment to social and environmental responsibility. We believe that our brand represents freedom at your fingertips: freedom from the stresses of car ownership and freedom to do and see more. Through our LyftUp initiative, we’re working to make sure people have access to affordable, reliable transportation to get where they need to go - no matter their income or zip code. We’ve also made the commitment to reach 100% electric vehicles (“EVs”) on the Lyft network by the end of 2030. We believe many users are loyal to Lyft because of our values, brand and commitment to social and environmental responsibility.
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
Impact of COVID-19 to our Business
Beginning in the middle of March 2020, the COVID-19 pandemic and related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. We also experienced volatility in the overall marketplace health on our platform during this period, including fluctuations in driver supply and service levels. In 2021, we saw continued recovery from the onset of the COVID-19 pandemic as vaccines were more widely distributed and more communities fully reopened, which resulted in improvements in revenue, Active Riders, net loss, and Adjusted EBITDA, compared to 2020. In 2022, we saw decreased demand for our platform in January resulting from an increase in cases due to variants of the virus, but that demand rebounded in the following months as COVID-19 variant cases decreased and communities continued to reopen. Revenue for the three months ended September 30, 2022 reached $1.1 billion the highest since our inception, reflecting growth in demand and overall marketplace health since the start of the year. Additionally, in the three months ended September 30, 2022, we also saw improvements to overall marketplace health on our platform as driver supply benefited from organic growth with driver supply incentives recorded as a reduction to revenue decreasing by $135.1 million and $109.0 million as compared to the three months ended September 30, 2021 and June 30, 2022.
Although we have seen signs of an improvement in demand and marketplace health, the exact timing, pace and sustainability of the recovery remain uncertain. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge.
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
Restructuring Activities
On November 3, 2022, we committed to a plan of termination as part of our efforts to reduce operating expenses in anticipation of continued macroeconomic headwinds and to help offset insurance cost pressures in the fourth quarter and after. The plan involves the termination of approximately 683 employees, representing 13% of our employees. In connection with the plan of termination, we estimate that we will incur approximately $27 million to $32 million of restructuring and related charges related to employee severance and benefits costs, which we expect to incur in the fourth quarter of 2022. As part of the restructuring charges for this plan of termination, in the fourth quarter of 2022 and first quarter of 2023, we expect to record a stock-based compensation charge and corresponding payroll tax expense related to equity compensation for employees who were terminated and restructuring charges related to the exit and sublease or cease use of certain facilities.

Financial Results for the Three Months Ended September 30, 2022
•Total revenue was $1.1 billion, an increase of 22% year-over-year.
•Gross profit, or revenue less cost of revenue, was $483.1 million. Gross profit margin, or gross profit divided by revenue, was 45.8%.
•Total costs and expenses were $1.3 billion, including stock-based compensation expense of $221.0 million.
•Loss from operations was $290.4 million.
•Other expense, net was $126.2 million, including a $135.7 million impairment on a non-marketable equity investment and other assets following the announced winding down of the equity investee.
•Net loss was $422.2 million.
•Adjusted EBITDA was $66.2 million.
•Cash used in operating activities was $26.2 million.
•Unrestricted cash and cash equivalents and short-term investments totaled $1.8 billion as of September 30, 2022.
Active Riders and Revenue per Active Rider

	Active Riders			Revenue per Active Rider
	2022	2021	Growth Rate	2022	2021	Growth Rate
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	17,804	13,494	31.9%	$49.18	$45.13	9.0%
Three Months Ended June 30	19,860	17,142	15.9%	$49.89	$44.63	11.8%
Three Months Ended September 30	20,312	18,942	7.2%	$51.88	$45.63	13.7%
Three Months Ended December 31		18,728			$51.79
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
The increase in the number of Active Riders in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was due primarily to improvements to demand on our platform as we continue to recover from the impacts of COVID-19. The increase in Revenue per Active Rider in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily reflects the improvement in demand on our platform, which had materially limited people’s mobility and severely reduced Active Riders. Revenue per Active Rider also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021, and revenue from the bikes and bike station hardware and software sales. Active Riders and Revenue per Active Rider, which were negatively impacted by COVID-19 at the start of the year, increased sequentially each quarter in 2022, reflecting improvements to demand and overall marketplace health.
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

Components of Results of Operations
As noted above, we expect to see decreased levels of demand for our platform, decreased numbers of new rider activations, and negative impacts on revenue when compared to levels prior to the onset of the COVID-19 pandemic in March 2020. While we have seen recovery in levels of demand due to the availability of vaccines and reopening of communities, we cannot be certain when conditions will return to pre-pandemic levels. In light of the evolving and unpredictable effects of COVID-19, we are not currently in a position to forecast the expected impact of COVID-19 on our financial and operating results in the future periods.
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
Cost of Revenue
Cost of revenue primarily consists of costs directly related to revenue generating transactions through our multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing and bike and scooter rentals and also includes occupational hazard insurance for drivers in California. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of an impairment charge related to a non-marketable equity investment and other assets in 2022, a pre-tax gain as a result of the transaction with Woven Planet in 2021, interest earned on our cash and cash equivalents, sublease income and restricted and unrestricted short-term investments.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
	(in thousands)
Revenue	$1,053,820	$864,405	$2,920,143	$2,238,390
Costs and expenses
Cost of revenue	570,703	392,207	1,661,353	1,151,136
Operations and support	119,223	109,679	323,137	292,375
Research and development	227,678	226,693	622,200	716,950
Sales and marketing	133,722	108,955	400,805	287,502
General and administrative	292,870	231,907	775,542	652,023
Total costs and expenses	1,344,196	1,069,441	3,783,037	3,099,986
Loss from operations	(290,376)	(205,036)	(862,894)	(861,596)
Interest expense	(5,022)	(13,093)	(14,531)	(38,510)
Other income (expense), net	(126,155)	125,042	(115,439)	130,388
Loss before income taxes	(421,553)	(93,087)	(992,864)	(769,718)
Provision for income taxes	648	6,627	3,515	9,253
Net loss	$(422,201)	$(99,714)	$(996,379)	$(778,971)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	54.2	45.4	56.9	51.4
Operations and support	11.3	12.7	11.1	13.1
Research and development	21.6	26.2	21.3	32.0
Sales and marketing	12.7	12.6	13.7	12.8
General and administrative	27.8	26.8	26.6	29.1
Total costs and expenses	127.6	123.7	129.5	138.5
Loss from operations	(27.6)	(23.7)	(29.5)	(38.5)
Interest expense	(0.5)	(1.5)	(0.5)	(1.7)
Other income (expense), net	(12.0)	14.5	(4.0)	5.8
Loss before income taxes	(40.0)	(10.8)	(34.0)	(34.4)
Provision for income taxes	0.1	0.8	0.1	0.4
Net loss	(40.1)%	(11.5)%	(34.1)%	(34.8)%
Comparison of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Revenue	$1,053,820	$864,405	22%	$2,920,143	$2,238,390	30%
Revenue increased $189.4 million, or 22%, in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, driven primarily by an increase in the number of Active Riders as compared to the three months ended September 30, 2021, as we recovered from the impacts of COVID-19. Active Riders increased 31.9%, 15.9%, and 7.2% for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 respectively, as compared to the same quarters in the prior year and Revenue per Active Rider increased 9.0%, 11.8%, and 13.7% for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 respectively, as compared to the same quarters in the prior year. These increases to Active Riders and Revenue per Active Rider reflect the improvement in demand on the Company’s platform and improving marketplace health in 2022 as compared to the same periods in 2021 during which the COVID-19 pandemic had a stronger impact. Driver supply incentives recorded as a reduction to revenue also decreased by $135.1 million in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 as driver supply on the platform benefited from organic growth in the third quarter of 2022.
Revenue increased $681.8 million, or 30%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, driven primarily by the significant increase in the number of Active Riders as compared to the same period in 2021, as we recovered from the impacts of COVID-19. Revenue also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021. Driver supply incentives recorded as a reduction to revenue increased by $39.7 million as compared to the nine months ended September 30, 2021, primarily due to the decline in ride frequency due to the COVID-19 pandemic in early 2021 and was partially offset by organic growth in driver supply on our platform which we experienced in the third quarter of 2022.
We expect to see continued recovery in overall demand for our platform and the resulting positive impacts on revenue, Active Riders and Revenue per Active Rider as we recover from the impacts of COVID-19. However, we cannot predict the impact of COVID variants, the longer term impact of the pandemic, or the impact of a deteriorating macroeconomic environment will have on consumer behavior, and these factors may slow such recovery.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
		(As Restated)			(As Restated)
	(in thousands, except for percentages)
Cost of revenue	$570,703	$392,207	46%	$1,661,353	$1,151,136	44%
Cost of revenue increased $178.5 million, or 46%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was due primarily to a $153.9 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected losses across the commercial auto industry as well as an increase in rider demand. This increase in insurance costs included an increase in changes in estimates to historical liabilities for insurance required by regulatory agencies of $92.9 million. Cost of revenue also increased due to increases of $16.8 million in transaction fees, $12.8 million in Light Vehicle related costs and $2.8 million in web hosting fees.
Cost of revenue increased $510.2 million, or 44.3%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was due primarily to a $462.3 million net increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected losses across the commercial auto industry as well as an increase in rider demand. This net increase in insurance costs included an increase in changes in estimates to historical liabilities for insurance required by regulatory agencies of $240.3 million. The net increase in insurance costs also included an offset related to a gain of $36.8 million related to the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement, and a decrease of $20.2 million in transaction costs related to the reinsurance of certain legacy auto insurance liabilities from the second quarter of 2021. Cost of revenue also increased due to increases of $64.5 million in transaction fees and $9.7 million in web hosting fees. These increases were offset by a $25.9 million decrease in Flexdrive related costs inclusive of gains on sale of vehicles.
We expect cost of revenue to increase in the near term due to increased insurance costs driven by recent economic factors including the high inflationary environment.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Operations and support	$119,223	$109,679	9%	323,137	$292,375	11%
Operations and support expenses increased $9.5 million, or 9%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily due to a $6.7 million increase in Light Vehicle fleet operations support costs and a $3.8 million increase in personnel-related costs.

Operations and support expenses increased $30.8 million, or 11%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to a $17.2 million increase in Light Vehicle fleet operations support costs, a $11.9 million increase in driver onboarding costs and rider and driver support costs and a $6.8 million increase in personnel-related costs.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Research and development	$227,678	$226,693	0%	622,200	$716,950	(13)%
Research and development expenses was relatively flat in the three months ended September 30, 2022 and 2021 as both periods reflect expenses following the transaction with Woven Planet, which occurred in the beginning of the third quarter of 2021. The slight increase was primarily due to the net impact of stock-based compensation and personnel-related costs. There were no other material fluctuations or offsets for research and development expenses.

Research and development expenses decreased $94.8 million, or 13%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease was primarily due to a $36.8 million decrease in stock-based compensation and a $32.1 million decrease in personnel-related costs, which were primarily driven by reduced headcount following the transaction with Woven Planet in the third quarter of 2021. There were also reduced Level 5 costs partially driven by the transaction with Woven Planet, including decreases of $11.1 million in web hosting fees and $7.5 million in autonomous vehicle research costs. There was also a decrease of $7.2 million in consulting and advisory costs.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Sales and marketing	$133,722	$108,955	23%	$400,805	$287,502	39%
Sales and marketing expenses increased $24.8 million, or 23%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily due to a $12.5 million increase in costs related to incentive programs, a $5.1 million increase in stock-based compensation and a $3.6 million increase in personnel-related costs.
Sales and marketing expenses increased $113.3 million, or 39%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to a $46.7 million increase in costs related to incentive programs and a $45.0 million increase in costs associated with driver and rider programs.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
General and administrative	$292,870	$231,907	26%	$775,542	$652,023	19%
General and administrative expenses increased $61.0 million, or 26%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily due to a $13.1 million increase in certain loss contingencies including legal accruals and settlement, a $12.8 million increase in an accrual for self-retained general business liabilities and a $12.1 million increase in personnel-related costs. There were also increases of $8.9 million in stock-based compensation, $3.7 million in consultant and advisory costs and $3.1 million in depreciation and amortization. These increases were partially offset by a $4.8 million decrease in claims administration costs. We also continued our contributions toward policy, which saw an increase of $2.3 million in 2022 as compared to the prior year.

General and administrative expenses increased $123.5 million, or 19%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to a $36.0 million increase in an accrual for self-retained general business liabilities, a $24.0 million increase in personnel-related costs, office-related costs, and other employee-related expenses and a $16.6 million increase in consultant and advisory costs. There were also increases of $10.3 million in stock-based compensation, $9.7 million in bad debt expense and $7.2 million in depreciation and amortization. These increases were partially offset by a $15.5 million decrease in claims administration costs and a $1.6 million decrease in certain loss contingencies including legal accruals and settlements. We also continued our contributions toward policy, which saw an increase of $15.1 million in 2022 as compared to the prior year.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Interest expense	$(5,022)	$(13,093)	(62)%	$(14,531)	$(38,510)	(62)%
Interest expense decreased $8.1 million, or 62%, and $24.0 million, or 62%, in the three and nine months ended September 30, 2022 as compared to the three months ended September 30, 2021, respectively. Interest expense was lower in the three and nine months ended September 30, 2022 due to a decrease in amortization of debt discount related to the 2025 Notes following the adoption of ASU 2020-06 on January 1, 2022.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except for percentages)
Other income (expense), net	$(126,155)	$125,042	(201)%	$(115,439)	$130,388	(189)%
Other income (expense), net decreased $251.2 million, or 201%, and $245.8 million, or 189%, in the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively. The decrease was primarily due to a $135.7 million impairment charge related to a non-marketable equity investment in a privately held company and other assets in the third quarter of 2022 and a pre-tax gain of $119.3 million as a result of the transaction with Woven Planet in the third quarter of 2021.

Non-GAAP Financial Measures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
		(As Restated)			(As Restated)
	(in millions, except for percentages)
GAAP Financial Measures
Gross profit(1)	483.1	472.2	2.3%	1,258.7	1,087.3	15.8%
Gross profit margin(2)	45.8%	54.6%		43.1%	48.6%
Net loss	$(422.2)	$(99.7)	323.5%	$(996.4)	$(779.0)	27.9%
Net loss as a % of revenue	(40.1)%	(11.5)%		(34.1)%	(34.8)%

Non-GAAP Financial Measures
Contribution(3)	$590.4	$513.6	15.0%	$1,683.4	$1,302.8	29.2%
Contribution Margin(3)	56.0%	59.4%		57.6%	58.2%
Adjusted EBITDA(3)	$66.2	$67.3	1.6%	$200.1	$18.2	999.5%
Adjusted EBITDA Margin(3)	6.3%	7.8%		6.9%	0.8%
_______________
(1)Gross profit is defined as revenue less cost of revenue.
(2)Gross profit margin is defined as gross profit divided by revenue.
(3)Contribution, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP financial measures and metrics. For more information regarding our use of these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Reconciliation of Non-GAAP Financial Measures.”
Contribution and Contribution Margin
Contribution and Contribution Margin are measures used by our management to understand and evaluate our operating performance and trends. Gross profit is the most directly comparable financial measure to Contribution and gross profit margin is similarly comparable to Contribution Margin. We believe Contribution and Contribution Margin are key measures of our ability to achieve profitability and increase it over time. Contribution Margin has generally increased over time as revenue has increased at a faster rate than the costs included in the calculation of Contribution.
We define Contribution as gross profit, or revenue less cost of revenue, adjusted to exclude the following items from cost of revenue:
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
Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, resulted in the recognition of a deferred gain liability. The deferral of gains had a negative impact in the respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to cost of revenue over multiple periods equal to the excess benefits received. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related adverse development and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Additionally, net amounts recognized for claims ceded under the Reinsurance Agreement would represent changes to historical liabilities for insurance required by regulatory agencies. As stated above, we believe prior period changes to insurance liabilities do not illustrate the current period performance of our ongoing operations or how the business is managed. This is because we have limited ability to influence the ultimate development of these historical claims, which can potentially date back years. Therefore, in the event that the net amount of any adverse developments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement”. For transparency, to help investors understand the ultimate economic benefit of the Reinsurance Agreement, we have broken out “Net amount of claims ceded under the Reinsurance Agreement,” which would otherwise have been captured in “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.” As of September 30, 2022, we have $2.4 million of deferred gain related to losses ceded under the Reinsurance Agreement, which is included within accrued and other current liabilities on the condensed consolidated balance sheets.
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
For more information regarding the limitations of Contribution and Contribution Margin and a reconciliation of gross profit to Contribution, see the section titled “Reconciliation of Non-GAAP Financial Measures".

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
The following table provides a reconciliation of gross profit, or revenue less cost of revenue, to Contribution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Revenue	$1,053.8	$864.4	$2,920.1	$2,238.4
Less cost of revenue	(570.7)	(392.2)	(1,661.4)	(1,151.1)
Gross profit	483.1	472.2	1,258.7	1,087.3
Gross profit margin	45.8%	54.6%	43.1%	48.6%
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	1.2	2.8	3.7	8.7
Stock-based compensation expense	13.0	10.2	33.0	28.8
Payroll tax expense related to stock-based compensation	0.2	0.2	1.1	1.6
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(1)	92.9	—	368.3	128.0
Net amount from claims ceded under the Reinsurance Agreement(2)(3)	—	28.2	18.5	28.2
Transactions related to certain legacy auto insurance liabilities(4)	—	—	—	20.2
Contribution(5)	$590.4	$513.6	$1,683.4	$1,302.8
Contribution Margin	56.0%	59.4%	57.6%	58.2%
_______________
(1)$92.9 million and $368.3 million of insurance expense recorded during the three and nine months ended September 30, 2022, respectively, reflect changes to reserves estimates of claims from the second quarter of 2022 and earlier periods. $128.0 million of insurance expense recorded during the nine months ended September 30, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods.
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
(4)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the three and nine months ended September 30, 2021.
(5)Due to rounding, numbers presented may not add up precisely to the totals provided.

Net loss is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)
Net loss	$(422.2)	$(99.7)	$(996.4)	$(779.0)
Adjusted to exclude the following:
Interest expense(1)	5.3	13.4	15.2	39.3
Other (income) expense, net	126.2	(125.0)	115.4	(130.4)
Provision for (benefit from) income taxes	0.6	6.6	3.5	9.3
Depreciation and amortization	35.9	37.0	96.8	106.1
Stock-based compensation	221.0	198.4	551.4	563.7
Payroll tax expense related to stock-based compensation	3.1	4.9	15.1	28.2
Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods(2)	92.9	—	368.3	128.0
Net amount from claims ceded under the Reinsurance Agreement(3)(4)	—	28.2	18.5	28.2
Sublease income(5)	2.6	2.9	10.1	2.9
Costs related to acquisitions and divestitures(6)	0.9	0.6	2.3	1.5
Transaction costs related to certain legacy auto insurance liabilities(7)	—	—	—	20.4
Adjusted EBITDA(8)	$66.2	$67.3	$200.1	$18.2
_______________
(1)Includes $0.3 million and $0.7 million related to the interest component of vehicle-related finance leases in the three and nine months ended September 30, 2022, respectively. $0.3 million and $0.9 million was related to the interest component of vehicle-related finance leases in the three and nine months ended September 30, 2021, respectively. Refer to Note 7 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle-related finance leases.
(2)$92.9 million and $368.3 million of insurance expense recorded during the three and nine months ended September 30, 2022, respectively, reflects changes to reserves estimates of claims from the second quarter of 2022 and earlier periods. $128.0 million of insurance expense recorded during the nine months ended September 30, 2021 reflects changes to reserves estimates of claims from 2020 and earlier periods.
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
(6)Includes third-party costs incurred related to our acquisition of PBSC in the second quarter of 2022 and our transaction with Woven Planet in the second quarter of 2021. In the third quarter of 2022, this includes adjustments to the contingent consideration related to our acquisition of PBSC.
(7)In the second quarter of 2021, we entered into a Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities on our condensed consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the three and nine months ended September 30, 2021.
(8)Due to rounding, numbers presented may not add up precisely to the totals provided.

Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of approximately $143.7 million and short-term investments of approximately $1.6 billion, exclusive of restricted cash, cash equivalents and investments of $1.2 billion. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
In November 3, 2022, we entered into a revolving credit agreement with certain lenders which provides for a $420 million revolving secured credit facility maturing on the earlier of (i) November 3, 2027 and (ii) February 13, 2025, if, as of such date, the Company’s Liquidity (as defined in the revolving credit agreement) minus the aggregate principal amount of the Company’s 2025 Notes outstanding on such date is less than $1.25 billion. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. As of the date of this Quarterly Report on Form 10-Q, no amounts had been drawn under the credit facility.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of September 30, 2022 and December 31, 2021 were $1.0 billion and $1.0 billion, respectively.
We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. While conditions have improved, these impacts are ongoing. The extent to which our operations, financial results and financial condition will be impacted in the next few quarters by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things. We have adopted several measures in response to the COVID-19 pandemic. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including the transaction with Woven Planet completed on July 13, 2021. Refer to Note 4 “Divestitures” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5. On November 3, 2022, we committed to a plan of termination to reduce operating expenses in anticipation of continued macroeconomic headwinds and to help offset insurance cost pressures in the fourth quarter of 2022 and after. The plan involves the termination of approximately 13% of our employees and we expect to incur approximately $27 million to $32 million of restructuring and related charges related to employee severance and benefits costs, exclusive of stock-based compensation charges, which we expect to incur in the fourth quarter of 2022. We also expect to incur restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in fourth quarter of 2022 and the first quarter of 2023.
We cannot be certain that our actions will mitigate some or all of the continuing negative effects of the pandemic on our business. With $1.8 billion in unrestricted cash and cash equivalents and short-term investments as of September 30, 2022, as well as our credit facility, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
		(As Restated)
Net cash used in operating activities	$(203,726)	$(75,502)
Net cash provided by (used in) investing activities	52,505	572,732
Net cash used in financing activities	(66,871)	(63,138)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(780)	(141)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(218,872)	$433,951
Operating Activities
Cash used in operating activities was $203.7 million for the nine months ended September 30, 2022. This consisted primarily of a net loss of $996.4 million and a $135.7 million impairment charge related to a non-marketable equity investment and other assets. This was offset by non-cash stock-based compensation expense of $551.4 million and depreciation and amortization expense of $96.8 million.
Cash used in operating activities was $75.5 million for the nine months ended September 30, 2021. This consisted primarily of a net loss of $779.0 million and a $119.3 million pre-tax gain from the transaction with Woven Planet. This was offset by non-cash stock-based compensation expense of $563.7 million and depreciation and amortization expense of $106.1 million.
Investing Activities
Cash provided by investing activities was $52.5 million for the nine months ended September 30, 2022, which primarily consisted of proceeds from sales and maturities of marketable securities of $2.5 billion and maturities of term deposits of $380.0 million. This was partially offset by purchases of marketable securities of $2.7 billion and cash paid for the acquisition of PBSC of $146.3 million, net of cash acquired.
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
Financing Activities
Cash used in financing activities was $66.9 million for the nine months ended September 30, 2022, which primarily consisted of our repayment of loans of $52.0 million and principal payments of finance lease obligations of $21.7 million.
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
Contractual Obligations and Commitments
In February 2022, we amended our noncancelable arrangement with AWS, a web-hosting services provider. Under the most recent amended arrangement, we committed to spend an aggregate of at least $300 million between January 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of September 30, 2022, we have made payments of $71.1 million under the amended arrangement.
In May 2022, the Company completed its acquisition of PBSC for a total purchase price of $163.5 million inclusive of $15.0 million in estimated fair value of contingent consideration as of September 30, 2022, to be paid over the next year. Refer to Note 3 “Acquisitions” to the condensed consolidated financial statements for information regarding this transaction.
As of September 30, 2022, except as described above, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

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
As of September 30, 2022, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.8 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.2 billion. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•our ability to effectively match riders on our Shared Rides offering and to manage our up-front pricing methodology;
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
•litigation resulting from violation of the Telephone Consumer Protection Act, antitrust, and other laws and regulations;
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
Our business, operations and financial performance have been negatively impacted by the ongoing COVID-19 pandemic and related public health responses, such as travel bans, travel restrictions and shelter-in-place orders. The pandemic and these related responses continue to evolve and have caused, and could continue to cause, decreased demand for our platform relative to pre-COVID-19 demand, disruptions in global supply chains, and significant volatility and disruption of financial markets.
The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:
•Declines in travel as a result of COVID-19, including commuting, local travel, and business and leisure travel, have resulted in decreased demand for our platform. These factors have in the past and may continue to lead to a decrease in earning opportunities for drivers on our platform. We paused our shared rides offerings as a result of COVID-19, but relaunched our shared rides offerings in select markets beginning in July 2021. While certain types of travel have begun to increase compared to earlier periods of the COVID-19 pandemic, overall levels remain depressed and changes in travel trends and behavior arising from COVID-19, including as a result of new strains of COVID-19, may continue to develop or persist over time and further contribute to this adverse effect.
•Changes in driver behavior during the COVID-19 pandemic led to reduced levels of driver availability on our platform relative to rider demand in certain markets, which could continue. This imbalance fluctuates for various reasons, and to the extent that driver availability is limited, our service levels have been and may be negatively impacted and we have provided additional incentives and may need to continue to do so, which may adversely affect our business, financial condition and results of operation.
•The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by permitting corporate employees in nearly all of our locations to work remotely, limiting employee travel, adopting safety precautions for and holding virtual events and meetings. We may be required to or choose voluntarily to take additional actions for the health and safety of our workforce and users of our platform and with respect to vaccination, whether in response to government orders or based on our own determinations of what is in the best interests of our employees or users of our platform. The effects of the pandemic, including permanent hybrid and remote working arrangements for employees, may also impact our real estate footprint, financial reporting systems and internal control over financial reporting and disclosure controls and may increase the risk of a cybersecurity breach or incident. To the extent these measures result in decreased productivity, harm our company culture, adversely affect our ability to timely and accurately report our financial statements or maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
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

•The impacts of COVID-19 have had and may have an adverse impact on the demand for vehicles rented to drivers through our Express Drive program. Further, COVID-19 has and may negatively impact Lyft’s ability to operate the Express Drive program as a result of restrictions on travel, mandated closures, limited staffing availability, and other factors related to COVID-19. These operations are more costly and vulnerable to shortages of cleaning supplies or other materials required to operate rental sites while minimizing the risk of exposure to COVID-19. Further, Flexdrive has faced and may face higher costs in transporting, repossessing, cleaning, and storing unrented and returned vehicles. Any of these impacts to the demand for and operations of the Express Drive program have and may adversely affect our business, financial condition and results of operation.
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
Our business and results of operations are also subject to global economic conditions, including any resulting effect on spending by us or riders. A deterioration of general macroeconomic conditions, including slower growth or recession, inflation, changes to fuel and other energy costs or vehicle costs, or decreases in consumer spending power or confidence is likely to harm our results of operations, in particular our growth and profitability. Ongoing economic weakness or uncertainty, and constrained consumer spending have in the past resulted in, and, to the extent they continue for an extended period, will likely result in, decreased revenues and earnings. Such factors make it difficult to accurately forecast revenues and operating results, particularly in the long-term, and could negatively affect our (and our strategic partners’) ability to make decisions about future investments. In addition, economic instability or uncertainty, and other events beyond our control, such as the COVID-19 pandemic and the war in Ukraine, as well as slowing growth in the worldwide economy, inflation and higher interest rates, have, and may continue to, put pressure on economic conditions, which has led, and could lead, to reduced demand for services on our platform or greater operating expenses. For example, inflation has broadly impacted the auto service industry and car owners, including drivers on our platform. Inflation has increased and is expected to further increase our insurance costs. In addition, gas prices rose significantly at certain points in 2022 and in light of those costs, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. If general economic conditions deteriorate in the United States or in other markets where we operate, discretionary spending may decline and demand for ridesharing may be reduced. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue.
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
•develop, manufacture, source, deploy, sell, maintain and ensure utilization of our assets, including our network of Light Vehicles, Driver Hubs, our driver-centric service centers and community spaces, Driver Centers, our vehicle service centers, Mobile Services, Lyft Auto Care, and certain vehicles in the Express Drive program;
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
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly. While our revenue has since recovered, the timeline for a full recovery is uncertain. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, may not be indicative of our future performance. Further, we have incurred net losses each year since our inception, and we expect that our financial performance, including Adjusted EBITDA, will continue to fluctuate in future periods. We can provide no assurances that we will achieve or maintain Adjusted EBITDA profitability in the future, on a quarterly or annual basis, or that we will ever achieve profitability on a GAAP basis.
Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement, or as a result of the COVID-19 pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California and HB 2076 in Washington, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings, and we have incurred and expect to continue to incur additional costs and expenses associated with the COVID-19 pandemic. Due to various factors, including inflation, we anticipate that our insurance costs will increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles, Flexdrive and Lyft Auto Care. We have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards may continue to be a significant expense in future periods, and as of September 30, 2022, we had $699.4 million of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.1 years years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
•our ability to develop, manufacture, source, deploy, sell, maintain and ensure utilization of our assets, including our network of Light Vehicles, Driver Hubs, Driver Centers, Mobile Services, Lyft Auto Care, and certain vehicles in the Express Drive program, including the success of any strategic options we may consider with regard to our assets;
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
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase utilization of our platform by existing drivers. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the pandemic, we have periodically had a shortage of available drivers relative to rider demand in certain markets particularly where restrictions on social activities and visiting business venues were or have been eased. This imbalance fluctuates for various reasons, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue may be negatively impacted. In addition, gas prices rose significantly at certain points in 2022 and in light of those costs, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. Our competitors may attempt to compete for drivers on the basis of these earning opportunities, or drivers may determine that such earning opportunities are not sufficient. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Notwithstanding the passage of Proposition 22, ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions. This includes a lawsuit seeking to overturn Proposition 22 in California, where a lower-court judge issued an order on August 20, 2021 finding that Proposition 22 is unenforceable (which order is now on appeal with Proposition 22 remaining in effect during the appeal). If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. Further, the COVID-19 pandemic has decreased the utilization of our platform by riders and may continue to affect utilization of our platform by riders, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles and Express Drive vehicles, our business, financial condition and results of operations could be adversely affected.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments were $1.0 billion as of September 30, 2022 and December 31, 2021. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any operations-related claims that we make.
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
The amount of one or more auto-related claims or operations-related claims has exceeded and could continue to exceed our applicable aggregate coverage limits, for which we have borne and could continue to bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many types of coverages and for a variety of commercial risks and are likely to do so in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced to manage pricing pressure. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, (v) the number of claims and average claim cost under our deductibles or self-insured retentions differs from historic averages or (vi) an insurance policy is canceled or non-renewed.
Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on available historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuarial firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, fluctuations in automotive costs (including rental vehicles), legislative and regulatory developments, judicial developments and unexpected events such as the COVID-19 pandemic. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. In recent periods, the automotive insurance industry has experienced rising costs due to, among other things, inflation, supply chain challenges, and the cost of medical care, which has driven an increase in actual losses in recent periods, and we expect these costs to continue to drive increased actual losses. Additionally, we have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our condensed consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our financial condition and results of operations. For example, the adverse development to insurance reserves we experienced in the third quarter of 2022 was largely attributable to historical auto losses that are associated with accident liabilities between 2018 and 2021.
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
In recent periods, the automotive insurance industry has experienced rising costs due to, among other things, inflation, supply chain challenges, and the cost of medical care, which has harmed our business, financial condition and results of operations, including through increased insurance renewal costs, and we expect it to continue to negatively impact the automotive insurance industry and our business, financial condition and results of operations.
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
We rely on third-party background check providers to screen potential and existing drivers, and if such providers fail to provide accurate information, or if providers are unable to complete background checks because of data access restrictions, court closures or other unforeseen government shutdowns, or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on third-party background check providers to screen the records of potential and existing drivers to help identify those that are not qualified to utilize our platform pursuant to applicable laws or our internal standards. Our business has been and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks because of data access restrictions, court closures and staffing limitations or other government shutdowns related to the COVID-19 pandemic, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable laws or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of pricing algorithms to set dynamic prices depending on the route, time of day and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. In addition, gas prices rose significantly at certain points in 2022 and in light of those costs, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing related to the COVID-19 pandemic and otherwise have imposed limits on prices for certain services and certain local regulations regarding minimum earnings standards for drivers have caused us to revise our pricing methodology in certain markets, including New York City and Seattle. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in loss of market share, negative public perception and harm to our reputation.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The passage of Proposition 22 in California and HB 2076 in Washington has enabled us to provide additional earning opportunities to drivers in those states, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles, Driver Hubs, Driver Centers and Mobile Services, Lyft Auto Care, and Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently grow and further develop our network of Light Vehicles, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, in 2021, in New York City, a competing operator named Joco attempted to launch a bike share program in violation of Citi Bike’s exclusivity, arguing that New York City could not regulate Joco because Joco’s stations were in private garages. The City successfully obtained a preliminary injunction against Joco, and litigation is ongoing. A negative determination in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. For example, the City of Miami suspended rentals of bikes and scooters from March through October 2020 as a result of the COVID-19 pandemic and again suspended rentals of scooters from December 2020 through February 2021 and for a brief period in November 2021, and Lyft subsequently discontinued operations in Miami, due to concerns with certain aspects of the program. While we do not expect any denial or suspension in an individual region to have a material impact, these denials or suspensions in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of Light Vehicles, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
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
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages and our recent acquisition of PBSC, a producer and seller of bikes, has increased that exposure. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises, such as the COVID-19 pandemic, governmental or regulatory changes and other factors beyond our control have affected and could continue to affect our suppliers’ ability to deliver products and our ability to deploy products to the market, or deliver products to third parties, on a timely basis.
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
The revenue we generate from our network of Light Vehicles may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of Light Vehicles, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, in July 2022, we discontinued our shared scooter program in San Diego due to a number of factors including onerous contractual requirements, institutionalized theft, and lack of public investment. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently develop, enable, or implement partnerships with other companies to offer autonomous vehicle technologies on our platforms in a timely manner, our business, financial condition and results of operations could be adversely affected.
We partner with several companies to develop autonomous vehicle technology and offerings. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and our partners may decide to terminate or scale back their partnerships with us. For example, in October 2022, one of our autonomous vehicle partners announced its wind-down, and as a result we incurred a total impairment of $135.7 million consisting of impairments of our non-marketable equity investment in such company and other assets. In addition, the COVID-19 pandemic did, and may in the future, adversely delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology. Following the sale of our Level 5 self-driving vehicle division, we no longer develop our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platforms, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our efforts to optimize our strategy with regard to our autonomous vehicle technology development are not successful, our business, financial condition and results of operations could be adversely affected.
The autonomous vehicle industry may not continue to develop, or autonomous vehicles may not be adopted by the market, which could adversely affect our prospects, business, financial condition and results of operations.
We have invested, and plan to continue to invest, in the development of autonomous vehicle-related technology for use on our platform. Autonomous driving involves a complex set of technologies, including the continued development of sensing, computing and control technology. We have relied on building strategic partnerships with third-party developers of such technologies, as such technologies are costly and in varying stages of maturity. There is no assurance that these partnerships will result in the development of market-viable technologies or commercial success in a timely manner or at all and as a result of the sale of our Level 5 self-driving vehicle division, we are more reliant on partnerships for this development. In order to gain acceptance, the reliability of autonomous vehicle technology must continue to advance.
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
We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third-parties that are attributed to us through our offerings. We are also subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, riders, or third parties, or the management and safety of our platform and our assets, including in light of the COVID-19 pandemic and related public health measures issued by various jurisdictions, including travel bans, restrictions, social distancing guidance, and shelter-in-place orders. We are also subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, platform users and third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations and/or categories of claims, we may not be able to secure coverage at all.
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
Since 2012 and prior to the COVID-19 pandemic, we generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future following the recovery of the world economy. This growth placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Employee growth has occurred at our San Francisco headquarters and across the United States and internationally. The number of our full-time employees increased from 2,708 as of December 31, 2017, to 5,064 as of September 30, 2022. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. In November 2022, we committed to a plan of termination as part of our efforts to reduce operating expenses and adjust cash flows, which plan involves the termination of approximately 13% of our employees. We may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Our Express Drive program continues to experience production and delivery delays with new vehicle inventory which hinders Flexdrive's ability to meet current demand and grow the fleet. New vehicle production delays also lead to holding onto existing vehicles longer which in turn leads to increased costs relating to those vehicles. We expect these issues to continue into early 2023.
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
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a rider, attempted payments by riders with insufficient funds, fraud committed by drivers and fraud committed by riders in concert with drivers. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current card payment practices, we may be liable for rides facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. Despite measures that we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our inability to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.
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
Shared Rides enables unrelated parties traveling along similar routes to benefit from a discounted fare at the cost of possibly longer travel times. With a Shared Ride, when the first rider requests a ride, our algorithms use the first rider’s destination and attempt to match them with other riders traveling along a similar route. If a match between riders is made, our algorithms re-route the driver to include the pick-up location of the matched rider on the active route. For Shared Rides, drivers earn a fixed amount based on a number of factors, including the time and distance of the ride and the level of rider demand. We determine the rider fare based on the predicted time and distance of the ride, the level of rider demand and the likelihood of being able to match additional riders along the given route, and such fare is quoted to the riders prior to their commitment to the ride. The fare charged to the riders is decoupled from the payment made to the driver as we do not adjust the driver payment based on the success or failure of a match. Accordingly, if the discounted fare quoted and charged to our Shared Rides riders is less than the fixed amount that drivers earn or if our algorithms are unable to consistently match Shared Rides riders, then our business, financial condition and results of operations could be adversely affected.
If we fail to effectively manage our up-front pricing methodology, our business, financial condition and results of operations could be adversely affected.
With the adoption of our up-front pricing methodology, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride, as disclosed in driver rate cards. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver (which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to pay a driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our up-front prices, our ability to compete effectively in these locations could be adversely affected. If we are unable to effectively manage our up-front pricing methodology in conjunction with our existing and future pricing and incentive programs, our business, financial condition and results of operations could be adversely affected.
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
•our flexible workplace strategies, which enable certain of our employees to work remotely;
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
Our success depends in part on the continued service of our founders, senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to the impact of the COVID-19 pandemic and global economic uncertainty on our business may harm our reputation or impact our ability to recruit qualified personnel in the future. For example, in response to the effects of the COVID-19 pandemic and global economic uncertainty on our business, we have undertaken certain cost-cutting measures, including lay-offs, furloughs, hiring freezes and salary reductions. These actions may adversely affect employee morale, our culture and our ability to attract and retain employees. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
We face intense competition for highly skilled personnel, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. This competition has intensified in recent periods, and could continue to intensify for such personnel. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. The decline in our stock price may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition or we may need to provide additional cash or equity compensation to retain employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees have received and may continue to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.
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
Moreover, we are subject to a number of laws and regulations specifically governing the Internet and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover taxation, privacy and data protection, information security, pricing, copyrights, distribution, mobile and other communications, advertising practices, consumer protections, antitrust and competition, the provision of online payment services, unencumbered Internet access to our offerings and the characteristics and quality of online offerings, among other things. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings or actions against us by governmental entities or others, which could adversely impact our results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 8. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial

Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. In October 2022, the United States Department of Labor released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act (FLSA). The proposed rule would implement new interpretative guidance for classification of workers. The proposed rule is currently in a comment period. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in several putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorney General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in California, Oregon, Wisconsin, Illinois, New York, Pennsylvania, and New Jersey. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
We receive, transmit and store a large volume of personal information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which becomes operative on January 1, 2023. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA will require new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, other states have considered or have enacted legislation similar to the CCPA and CPRA. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023; on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023; and on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring, which takes effect on July 1, 2023. The U.S. federal government also is contemplating federal privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. Changes in the law or regulatory landscape could limit or prohibit activities in this regard. Further, the collection and storage of data in connection with the use of our Concierge and Lyft Pass for Healthcare offerings by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. In 2009, HIPAA was amended by the HITECH Act to impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Contracted healthcare entities including healthcare providers, health plans, and transportation managers using our Concierge or Lyft Pass for Healthcare offerings are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare covered entities or other contracted business associates of a healthcare covered entity. Compliance obligations under HIPAA include privacy, security and breach notification obligations, and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1.5 million for “willful neglect” violations and the possibility of civil litigation.
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
For example, contracting with healthcare entities and transportation managers representing healthcare entities may subject us to certain healthcare related laws and regulations. These laws and regulations may impose additional requirements on us and our platform in providing access to rides through the Lyft Platform on behalf of healthcare partners. Additional requirements may arise related to the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare partners. With respect to our healthcare rides matched through the Lyft Platform and provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations. Significant violations of such laws could lead to our loss of Medicaid provider enrollment status, and could also potentially result in exclusion from the federal and state healthcare programs as an authorized transportation platform provider. Further, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes.
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
The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to federal and state consumer protection laws governing telemarketing, including SMS text messaging. For example, the TCPA regulates and restricts certain telemarketing and automated SMS text messaging (both marketing and non-marketing) without proper consent. This has resulted and may in the future result in civil claims against us and/or regulatory enforcement by federal and state agencies. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability and our business, financial condition and results of operations could be adversely affected.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, the expanded work-

from-home practices of our employees and flexible work arrangements, new offerings on our platform or from strategic transactions, including acquisitions and divestitures. Further, weaknesses in our disclosure controls or our internal control over financial reporting have been discovered in the past, and other weaknesses may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States recently introduced a 1% excise tax on stock buybacks. We are evaluating the impact of the excise tax to us in connection with a settlement of the capped call transactions. Many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets, joint ventures and strategic investments that complement our business, such as our acquisition of PBSC in May 2022, as well as divestitures, partnerships and other transactions. We have previously acquired and invested in, and we continue to seek to, acquire or invest, in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business and other opportunities that operate in relatively nascent markets. As we grow, we also may explore investments in new technologies, which we may develop or other parties may develop. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities.
These transactions involve numerous risks, whether or not completed, any of which could harm our business and negatively affect our financial condition and results of operations, including:
•intense competition for suitable acquisition and investment targets, which could increase transaction costs and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction;
•transaction-related lawsuits or claims;
•our ability to successfully obtain indemnification or representation and warranty insurance;
•difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•challenges related to entering into new markets or geographies;
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
Further, minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the investment. In addition, we may be dependent on other persons or entities who control the entities in which we invest, including their management or controlling shareholders, and who may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us. We can provide no assurance that our investments in other technologies or businesses will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, in October 2022, one of our autonomous vehicle partners announced its wind-down, and as a result we incurred a total impairment of $135.7 million consisting of impairments of our non-marketable equity investment in such company and other assets.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. See Note 9 "Debt" to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations. As of September 30, 2022, we had $853.0 million of indebtedness for borrowed money outstanding. On November 3, 2022, we also entered into a new credit facility with certain lenders providing for loans in the aggregate principal amount of $420.0 million, none of which have been drawn. See Note 16 "Subsequent Events" to our condensed consolidated financial statements, for further information on this credit facility.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Events and circumstances may also occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving credit facility. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Further, as of January 1, 2022, LIBOR settings for all non-U.S. dollar currencies and U.S. dollar one-week and two-month LIBOR settings ceased being published, provided or representative. InterContinental Benchmark Exchange and the United Kingdom’s Financial Conduct Authority have confirmed that LIBOR settings for all remaining U.S. dollar LIBOR tenors will cease to be published, provided or representative after June 30, 2023. If new methods of calculating LIBOR are established or if other benchmark rates used to price indebtedness or investments are established, the terms of any existing or future indebtedness or investments, including the terms of Flexdrive’s debt instruments, may be negatively impacted or require amendment, resulting in increased interest expense or lower than expected interest income.
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
Our revolving credit facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
The terms of our revolving credit facility include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, or engage in transactions with affiliates. The terms of our revolving credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of the date of this Quarterly Report on Form 10-Q, no amounts were drawn from the revolving credit facility.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 20.78% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 12.26% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of September 30, 2022 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of September 30, 2022.
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
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws also provide that the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person or other defendant.
Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	November 8, 2022	By:	/s/ Logan Green
Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Elaine Paul
Chief Financial Officer (Principal Financial Officer)