Form 10-K
period 2022-12-31
Lyft, Inc.
filed 2023-02-27
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2022, the last business day of its most recently completed second fiscal quarter, was $4.5 billion based on the closing sales price of the Registrant’s Class A common stock on that date.
On February 22, 2023, the Registrant had 369,481,170 shares of Class A common stock and 8,602,629 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•our pricing methodologies and our expectations for the impact of pricing on our competitive position and our financial results;
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
•our expectations regarding new and evolving markets and our efforts to address these markets, including Lyft Autonomous, Light Vehicles, Lyft Car Maintenance, Flexdrive, Express Drive, and Lyft Rentals;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth and business operations, including our prior plans of termination;
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
Today, our offerings include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters (“Light Vehicles”) for shorter rides and first-mile and last-mile legs of multimodal trips, information about nearby public transit routes, and Lyft Rentals, an offering for renters who want to rent a car for a fixed period of time for personal use. We believe our transportation network offers a viable alternative to car ownership. Additionally, for those Lyft riders who have a car, we also offer car maintenance, roadside assistance, and parking to meet them where they are in their transportation journey.
Substantially all of our revenue is generated from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from riders renting Light Vehicles, drivers renting vehicles through Express Drive, Lyft Rentals renters, car owners that use services available in the Lyft app, and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Lyft Pass programs. In the second quarter of 2021, we began generating revenues from licensing and data access agreements. In 2022, we began generating revenues from the sale of bikes and bike station software and hardware sales substantially through our acquisition of PBSC Urban Solutions Inc (“PBSC”).
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
To advance our mission, we aim to build the defining brand of our generation and to advocate through our commitment to social and environmental responsibility. We believe that our brand represents freedom at your fingertips: freedom from the stresses of car ownership and freedom to do and see more. Through our LyftUp initiatives, we’re working to make sure people have access to affordable, reliable transportation to get where they need to go - no matter their income or zip code. We are also proud to be leaders in the fight against climate change. We’ve made the commitment to reach 100% electric vehicles (“EVs”) on the Lyft network by the end of 2030. We believe many users are loyal to Lyft because of our values, brand and commitment to social and environmental responsibility.
Our values, brand and focus on customer experience are key differentiators for our business. We continue to believe that users are increasingly choosing services, including a transportation network, based on brand affinity and value alignment and we aim to make it easy for both drivers and riders to choose Lyft every time. As we recover from the impacts of COVID-19, we remain confident the demand for our offerings will continue to grow as more and more people discover new ways to experience Lyft, such as our bike and scooter offerings and even Lyft Pink, which offers riders exclusive perks and benefits.

Impact of COVID-19 to our Business
The effects of the COVID-19 pandemic continue to impact communities globally. In March 2020, when it became apparent that COVID-19 was a pandemic, governments and private businesses - at the recommendation of public health officials - began enacting precautions to mitigate the spread of the virus, including travel restrictions and social distancing measures in many regions of the United States and Canada where we operate. Many enterprises instituted and maintained work from home programs and limited the number of employees on site. Beginning in the middle of March 2020, the pandemic and these related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform.
Relative to the early days of the COVID-19 pandemic, we've seen a significant improvement in demand and in the health of our marketplace. The extent to which our operations will continue to be impacted by the pandemic and related changes in work, travel and lifestyle trends will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge.
For more information on risks associated with the COVID-19 pandemic, see the section titled “Risk Factors” in Item 1A of Part I. For more information on the impact of COVID-19 pandemic on our business, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II.
Our Transportation Network
Our transportation network is comprised of:
•Ridesharing Marketplace. Our core offering connects drivers with riders. The scale of our network enables us to predict demand and proactively incentivize drivers to be available for rides in the right place at the right time. This allows us to optimize earning opportunities for drivers and offer convenient rides for riders, creating sustainable value to both sides of our marketplace. Our ridesharing marketplace connects drivers with riders in cities across the United States and in select cities in Canada. In 2022, we launched Lyft Maps in an effort to optimize routing, improve safety, save riders and drivers time and add to our marketplace efficiency. In addition to our standard rideshare offering, riders can select a variety of other rideshare offerings which include Wait & Save, Lux, Lux Black, Lux Black XL, and have access to Lyft Pink, Lyft’s transportation-focused membership.
•Express Drive. Our car rental program for drivers, including those who want to drive using our platform but do not have access to a vehicle that meets our requirements. Through our Express Drive program, drivers can enter into rental agreements with our independently managed subsidiary, Flexdrive, and our rental car partners for vehicles that may be used to provide ridesharing services on the Lyft Platform.
•Lyft Rentals. In 2019, we launched Lyft Rentals to offer a rental car option for users who have long-distance trips. Lyft Rentals is consumer facing and is therefore different from Express Drive, which is driver facing. Lyft Rentals is supported entirely by third-party partnerships.
•Light Vehicles. We have a network of shared bikes and scooters (“Light Vehicles”) in a number of cities to address the needs of users who are looking for options that are more active and often more cost-effective and efficient for shorter trips. These modes can also help supplement the first-mile and last-mile of a multimodal trip with public transit.
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
•Lyft Autonomous. Our partnership with Motional has enabled the commercial deployment of a fleet of autonomous vehicles on our platform in Las Vegas. In July 2021, we completed a multi-element transaction with Woven Planet, a subsidiary of Toyota Motor Corporation, for the divestiture of certain assets related to our self-driving vehicle division, Level 5, as well as commercial agreements for the utilization of Lyft rideshare and fleet data to accelerate the safety and commercialization of the automated-driving vehicles that Woven Planet is developing.
Drivers
The drivers on our platform are active members of their communities. They are parents, students, business owners, retirees and everything in between. We work hard to serve the community of drivers on our platform, empowering them to drive on their own flexible terms while providing them the opportunity to focus their time on what matters most. Key benefits to drivers on our platform include:
•Flexibility. We offer drivers the flexibility to generate income on their own schedule, so they can best prioritize what is important in their lives.
•Technology. Our predictive technology around ride volume and demand enables us to share key information with drivers about when and where to drive to maximize their earnings on a real-time basis.

•Transparent and Consistent Pay: We've released multiple features over the years aimed at providing transparency to drivers, including upfront pay, which enables drivers to see ride information and what they’ll earn before accepting a ride, and Weekly Pay Statement, which gives drivers a more clear and comprehensive view of earnings details.
•Insurance. We procure insurance that helps protect transportation network company (“TNC”) drivers against financial losses related to automobile accidents while on the platform.
•Community Standards. To help us uphold high community standards, we give both drivers and riders the opportunity to rate each other after a ride booked through the Lyft App.
•Support. We offer drivers access to 24/7 support and earnings tools as well as education resources and other support to meet their personal goals.
Riders
Riders are as diverse and dynamic as the communities we serve. They represent all adult age groups and backgrounds and use Lyft to commute to and from work, explore their cities, spend more time at local businesses and stay out longer knowing they can get a reliable ride home. Unless otherwise stated, riders are passengers who request rides from drivers in our ridesharing marketplace and renters of a shared bike, scooter or automobile, or have used services for car owners available in the Lyft App. We work hard to provide riders with a quality experience every time they open the Lyft App, in order to earn the right to have Lyft be their transportation network of choice. Key benefits to riders on our platform include:
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
Business
Lyft is evolving how businesses large and small take care of their people’s transportation needs across sectors including corporate, healthcare, auto, education and government. Our comprehensive set of solutions allows clients to design, manage and pay for ground transportation programs that contribute to productivity and satisfaction while reducing cost and streamlining operations.
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
We have a commercial agreement with Amazon Web Services (“AWS”) for cloud services to help deliver and host our platform. As a result of our partnership, we believe we are more resilient to surges in demand on our platform or product changes we may introduce. Refer to Note 9 “Commitments and Contingencies” to the consolidated financial statements for information regarding this agreement.
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
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in ridesharing, autonomous vehicle-related technology, micro-mobility, telecommunications, networking and other technologies relevant to our business. We hold numerous issued and pending patents in the U.S. and foreign jurisdictions and continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we seek to register our brand names and product names, taglines and logos in the United States and other countries to the extent we determine appropriate and cost-effective. We also have common law rights in some trademarks. In addition, we have registered domain names for websites that we use in our business, such as www.lyft.com and other variations.
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
Our Growth Strategy
Transportation represents a massive market opportunity, one that we are in the very early stages of addressing. Our key growth strategies include our plans to:
•Increase Rider Use Cases. We are continuously working to make Lyft the transportation network of choice across an expanding range of use cases. We offer products to simplify travel decision-making, for example with our Lyft Pink subscription plan, Lyft Pass commuter programs, first-mile and last-mile services and university ride smart programs. We also provide centralized tools and enterprise transportation solutions, such as our Concierge offering, that enable organizations to manage the transportation needs of customers, employees and other constituents.
•Grow Active Riders. We see opportunities to continue to grow our rider base. We may make incremental investments in our brand and in growth marketing to maintain and drive increasing consumer preference for Lyft. We strive to provide a full range of price points and ride experiences such as Wait & Save, which allows riders to save money by waiting for a ride, and Priority Pickup, which provides a premium experience by allowing riders to pay for prioritized pickup. We plan to continue to grow our ridesharing marketplace by prioritizing competitive service levels and attracting and retaining more drivers and riders on our network. Additionally, we will continue to evaluate ways to expand our network coverage beyond the geographies and markets we currently serve. We also believe we are a beneficiary of demographic shifts, such as the growing percentage of the U.S. population that is accustomed to on-demand services and has digital-first preferences.
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
•Deliver Increasing Value to Drivers. We strive to provide drivers that use Lyft with the best possible experience, including access to a variety of economic opportunities. For example, through our Express Drive program, drivers can get access to rental cars they can use for ridesharing. We also provide drivers with a suite of resources, including access to our on-demand, 24/7 support through our Driver app, to ensure drivers have the resources they need before taking the road. By making the driver experience better and better, we can retain and attract more drivers to Lyft’s network.
•Invest in our Marketplace Technology. Our investments in our proprietary technology allow us to deliver a convenient and high-quality experience to drivers and riders. Our mapping technology, now known as Lyft Maps, optimizes routing, in-app navigation, and user matching to improve the rider and driver experience and our marketplace efficiency. Additional investments in our payments and data science capabilities have been central to making our network more efficient and seamless to use.

•Thoughtfully Pursue M&A and Strategic Partnerships. We have from time to time made strategic acquisitions, including our acquisitions of Bikeshare Holdings LLC (“Motivate”), the largest bike sharing platform in the United States at the time, Flexdrive, LLC (“Flexdrive”), one of our longstanding Express Drive partners, and PBSC, a global leader in bikeshare that supplies stations and bikes to markets internationally. We will continue to selectively consider acquisitions that contribute to the growth of our current business, help us expand into adjacent markets or add new capabilities to our network. In addition, we continue to expand our commercial partnerships. We believe drivers and riders will continue to benefit from a broad partner ecosystem that builds on our existing loyalty and reward programs. We have also built strong relationships with transportation suppliers, state and local governments, and technology solutions providers and we intend to continue to pursue partnerships that contribute to our growth.
Competition
The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting levels of supply and demand and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic advantages. If we are unable to anticipate or successfully react to these competitive challenges in a timely manner, our competitive position could weaken, or fail to improve, and we could experience a decline in revenue or growth stagnation that could adversely affect our business, financial condition and results of operations.
Our main ridesharing competitor in the United States and Canada is Uber, though we also compete with other ridesharing transportation network companies and taxi cab and livery companies as well as traditional automotive manufacturers. Our main competitors in the bike and scooter sharing market include Lime, Bird, Fifteen and Tier. Our main competitors in the vehicle rental market include Enterprise and Avis Budget Group as well as emerging car-share marketplaces. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the United States.
Additionally, there are other non-U.S.-based TaaS network companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology and TaaS offerings that may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Apple, Aurora, Baidu, General Motors (Cruise), Motional, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
Seasonality
The revenue we generate from our business may fluctuate from quarter to quarter due to seasonal factors including the weather and certain holidays. Demand for our transportation network has historically declined over the winter season and demand for our network of Light Vehicles has historically increased during more temperate and dry seasons.
Our Brand and Marketing
We believe good energy moves the world. The Lyft brand is rooted in our hospitality principles: safety, simplicity, reliability, care, and delight. Our marketing efforts bring our brand to life across a variety of communication channels ranging from national broadcast campaigns to more direct communications like email and social media engagement. We also benefit from positive word of mouth in the existing Lyft rider and driver communities.
Our marketing efforts educate people about Lyft products in creative and memorable ways and generate greater brand awareness among potential drivers and riders. Our brand marketing includes but is not limited to Lyft-produced content, culture and entertainment partnerships, marketing partnerships, and outdoor advertisements. We use specific channels and initiatives so we can measure the impact of our marketing spend. We attract new drivers and riders through referrals, partnerships, display advertising, radio, video, social media, email, search engine optimization, keyword search campaigns, and more. We continue to engage with current riders through a variety of initiatives, including emails, in-app notifications, social media content, promotions, and more.
Our Commitment to Safety
A strong guiding principle since day one has been to build a community that drivers and riders trust. Trust is the foundation of our relationship with drivers and riders on our platform, and we take significant measures every day that are focused on their safety.

To ensure we are delivering exceptional service levels and upholding high quality standards, we have established our Safety and Customer Care, or SCC (formerly known as Customer Experience and Trust), team as a key part of our organization. SCC is in charge of fielding safety and customer support inquiries and is available through multiple channels, including via self-service and assisted support directly within our apps. SCC aims to eliminate bad customer experiences, quickly resolve problems when they occur and maintain trust with drivers and riders. This dedication led our customer support to be recently named number one in Newsweek’s 2022 America’s Best Customer Service rankings for the E-mobility category.
Some measures we take to promote the safety of riders and drivers on the platform include:
•Annual background checks and ongoing criminal monitoring. Every driver is required to pass a professionally administered criminal background check before they drive and each year after that. In the United States, continuous criminal monitoring allows us to quickly deactivate drivers with disqualifying criminal convictions. Similarly, in the United States, we also continuously check driving records so that we can promptly identify and remove drivers from the platform upon detection of a disqualifying violation.
•Share location. The Lyft app provides real-time ride tracking, so riders can share their exact location and route with family and friends. Once a user enables this feature, a user’s trusted contacts (who they shared their location with) can see trip status and where they are on the map.
•Emergency help, supported by ADT. If a rider or driver feels uncomfortable or needs emergency assistance at any point, they are able to quickly connect with an ADT security professional, silently or by voice. If someone signals they need help and subsequently does not respond to a call or text from ADT, ADT will contact 911 and share the user’s location and other relevant information.
•Smart trip check-in. We monitor rides, and in some instances, if we notice a ride irregularity, we reach out to riders and drivers directly. We will ask the rider or driver if they need help, and, if appropriate, connect them to emergency assistance or our own Safety team.
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
•Two-way ratings and feedback. At the end of each trip, drivers and riders are prompted to rate their ride on the scale of one to five stars. Any rider or driver who submits a rating of four stars or fewer is prompted to provide more details. Anyone who rates a rider or driver three stars or fewer will never be matched with that individual again through the app.
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
The TNC industry has also come under increasing scrutiny from non-profit organizations, regulators, and legislators for its environmental impact, specifically increasing greenhouse gas (GHG) emissions. In 2018, California passed first-of-its-kind legislation (the “California Clean Miles Standard and Incentive Program”) to mandate that TNCs reduce their GHG emissions on a GHG per passenger-mile basis, with additional requirements that TNCs increase the percentage of zero-emission vehicles on their platforms. Policymakers recently passed analogous legislation in Massachusetts and are considering similar rules in Oregon and New York City.
See the section titled “Risk Factors,” including the subsection titled “Risk Factors—Risks Related to Regulatory and Legal Factors” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
Human Capital

Our employees are our human capital and, together with our technology stack, are our greatest strength and most valuable resource. In early 2022, we implemented our flexible workplace strategy. A majority of employees were offered flexibility to work from an office location, home, or a hybrid combination that empowers them to do their best work. As of December 31, 2022, we had 4,419 employees and we maintain additional offices in multiple locations in the U.S. and internationally in Montreal, Canada, Munich, Germany and Minsk, Belarus. Approximately 41% of our employees work in our product management, engineering, design and science organizations.
We believe that achieving more diversity in workforce representation is an important priority. We are a company with a diverse customer base, and the more our employees reflect that diversity, the better we can serve our customers, ultimately making our business stronger. As of December 31, 2022, our employee base was 58% male and 40% female, and women represented 40% of our leadership overall. The ethnicity of our U.S. employees was 44% White, 30% Asian, 11% Hispanic or Latinx, 8% Black, and 6% two or more races, American Indian, Alaska Native, Native Hawaiian or other Pacific Islander. Our employee gender and ethnicity information is based on self-identification, and employees who did not disclose their gender or ethnicity have been excluded from the applicable disclosure. As of December 31, 2022, employees who did not disclose gender represented approximately 2% of total employees, and employees who did not disclose ethnicity represented approximately 1% of total U.S. employees.
We strive to build a more representative workforce which requires an intentional and comprehensive effort to reach and recruit outstanding candidates, develop talent internally, and open up pathways for advancement. We are continuing to focus on scaling and sustaining diverse partnerships and early candidate pipeline development as we believe recruiting and hiring initiatives can yield short and long-term benefits to the organization. In 2021, we set forth a road map and strategy to establish, launch and pilot new tools, partnerships, and outreach programs and in 2022, we implemented our roadmap strategy and held partnership events with BreakLine, Tribaja, and Disability:IN. We increased representation through our sourcing tool, hireEZ, and held disability and inclusion training for team members with the Inclusively and Direct Employers organizations.
We also include additional team member information in our 2022 Environmental, Social, and Corporate Governance Report, which is available on our website.
Environmental, Social and Corporate Governance
In October 2022, we released our 2022 Environmental, Social, and Corporate Governance Report. We began publishing this report in 2020 and intend to continue to prepare this report annually to make available key information about our work toward environmental, social, and economic issues.
Environmental
A world built around people, not cars. This is one of Lyft’s most powerful ideas: cities defined by public spaces that bring us together, not pavement and parking spots. Creating the transportation system that enables this is a big and long-term challenge — and it’s the one we wake up excited to work on every day. Our team operates with an authentic mission to improve people’s lives with the world’s best transportation. This mission shows up in a hundred different ways in the cities and communities we serve: in the ways we bring people together socially, offer economic independence, and take care of our planet. We work to meet each of these moments with integrity, humanity, and hospitality.
By making bikes and scooters easily available on our multimodal platform, and scaling ebikes as part of our shared fleets, we have empowered riders with affordable, convenient, and more sustainable ways to get around without cars. Today, we operate over 90,000 bikes and scooters across 10 markets in partnership with city governments and with our acquisition of PBSC Urban Solutions in 2022, have an additional 100,000+ bikes deployed in bikeshare systems in 46 markets in 15 countries.
Because we stand at a pivotal moment in the fight against climate change, Lyft made the commitment to reach 100% EVs on the Lyft Platform by the end of 2030. This is in line with the Clean Miles Standard and Incentive Program which was approved by the California Air Resources Board in May 2021 and sets the target that 90% of rideshare miles in California must be in EVs by 2030 and recently announced goals in New York City to get to 100% of rideshare miles in EVs by 2030.
In 2021, Lyft continued to forge its path to 100% EVs by focusing on expanding on the Express Drive rental vehicle partner platform, advancing pilot programs to improve access to EVs and EV charging infrastructure, and advocating for public policies that will accelerate EV adoption. Additionally, in December 2022, Lyft announced a suite of offerings and partnerships to help drivers switch to EVs. The new offerings include a weekly earnings incentive for EV drivers, cashback on public EV charging, EV fast-charging discounts, and a Lyft-specific discount on home charging hardware and installation. We have also transitioned half of our driver rental rides to hybrid vehicles.
Social
Riders of all incomes and identities— including those who have been historically underserved—rely on the Lyft platform when they need a ride.
We approach working with our partners, cities and municipalities in a collaborative manner and seek to establish mutually beneficial relationships based on trust, respect and a common objective of improving people’s lives by improving transportation.

Through our LyftUp initiative, we aim to bridge the most serious transportation gaps across the U.S. by partnering with nonprofit organizations and governments to provide access to free and discounted transportation to individuals and families in need. In 2022, we estimate that we provided access to over 4.6 million discounted or donated car, bike and scooter rides to help under-resourced communities access key resources. Current LyftUp programs include:
•Jobs Access - provides rides to and from job interviews, job trainings and/or the first few weeks of a new job to give unemployed and underemployed individuals a fairer chance at success;
•Grocery Access - provides rides to and from the grocery store for individuals living in food-insecure areas to help ensure that transportation is not a barrier to healthy food;
•Vaccine Access - provides rides to and from COVID-19 vaccination sites for at-risk communities;
•Voting Access - provides rides to the polls during Federal elections, with a focus on supporting individuals who traditionally face barriers to voting, such as seniors, veterans and communities of color.
•Disaster Response - provides rides to support communities in the aftermath of natural or manmade disasters.
•Bikeshare Access - provides discounted bikeshare memberships and heavily discounted electric bike rides to income eligible riders across all Lyft-operated bikeshare systems.
Since 2017, our riders have been making their rides count for their community by rounding up their ride payments and donating the difference to an organization of their choice. To date, riders have donated more than $30 million to support nonprofits and communities across the U.S. and Canada.
Corporate Governance
Our board of directors regularly evaluates our corporate governance structure and processes to help steer the company's direction and ensure it is operating with the utmost business integrity. More information about our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.
Corporate Information
We were incorporated in 2007 as Bounder Web, Inc., a Delaware corporation. In 2008, we changed our name to Zimride, Inc. We founded Lyft in 2012 and changed our name to Lyft, Inc. in 2013 when we sold the assets related to our Zimride operations.

Available Information
Our website is located at www.lyft.com, and our investor relations website is located at investor.lyft.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings at www.sec.gov.
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
•general macroeconomic conditions;
•natural disasters, economic downturns, public health crises or political crises;
Operational factors
•our limited operating history;
•our financial performance and any inability to achieve or maintain profitability in the future;
•competition in our industries;
•the unpredictability of our results of operations and uncertainty regarding the growth of the ridesharing and other markets;
•our ability to attract and retain qualified drivers and riders;
•our insurance coverage, the adequacy of our insurance reserves, and the ability of third-party insurance providers to service our auto-related insurance claims;
•our reputation, brand, and company culture;
•illegal or improper activity of users of our platform;
•the accuracy of background checks on potential or current drivers and our third party providers' ability to effectively conduct such background checks;
•changes to our pricing practices;
•the growth and development of our network of Light Vehicles and the quality of our Light Vehicles;
•our ability to manage our growth;
•our autonomous vehicle technology, partnerships with other companies who offer autonomous vehicle technologies, and the overall development of the autonomous vehicle industry;
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
•our ability to operate our Express Drive and Lyft Rentals programs;
•the development of new offerings on our platform and management of the complexities of such expansion;
•inaccuracies in or changes to our key metrics and estimates;
•our ability to offer high-quality user support and to deal with fraud;

•our ability to effectively match riders on our Shared Rides offering, efficiently balance driver supply and rider demand on our Wait & Save offering and to manage our up-front pricing methodologies;
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
Financing and Transactional Risks
•our future capital requirements and our ability to service our current and future debt, financial covenants and other operational restrictions contained in our current debt agreements, and counterparty risk with respect to our capped call transactions;
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
•the dual class structure of our common stock and its concentration of voting power with our Co-Founders; and
•the volatility of the trading price of our Class A common stock.
Risks Related to General Economic Factors
The COVID-19 pandemic has disrupted and harmed, and the pandemic and its related effects may continue to disrupt and harm, our business, financial condition and results of operations. We are unable to predict the extent to which the pandemic and related effects will continue to adversely impact our business, financial condition and results of operations and the achievement of our strategic objectives.
Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, travel restrictions and shelter-in-place orders. The pandemic, these responses and the related effects continue to evolve and have caused, and could continue to cause, a number of impacts to our business and our platform, including, but not limited to, those discussed below.
•The pandemic has led to declines in certain travel, including commuting and business and leisure travel, resulting in decreased demand for our platform and unpredictable earning opportunities for drivers on our platform. While travel has recovered to some degree, overall levels remain depressed and shifts towards remote or hybrid work environments, or other behavioral changes as a result of the COVID-19 pandemic, have negatively impacted the frequency and nature of demand for travel, including commuting and business travel, and may reduce our long-term market opportunity. Additionally, the recovery of the economy and demand for our platform has varied by geography and certain markets where we have historically seen significant demand have been, and may continue to be, slow to recover or grow.
•Driver behaviors have also shifted throughout the COVID-19 pandemic, leading to imbalanced levels of driver availability on our platform relative to rider demand at times in certain markets. Limited driver availability has negatively impacted service levels, which led us to provide additional incentives to attract and retain drivers, and has also decreased demand for vehicles rented to drivers through our Express Drive program.
•We have also modified our business practices as a result of the COVID-19 pandemic, including by permitting corporate employees in nearly all of our locations to work remotely, limiting employee travel, adopting safety precautions for and holding virtual events and meetings. These shifts have led us to reduce our real estate footprint and may increase the risk of a cybersecurity breach or incident, result in decreased productivity, harm our company culture, adversely affect our ability to timely and accurately report our financial statements or maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
•In response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including reductions-in-force, which may have adversely affected employee morale, our culture and our ability to attract and retain employees.
•The COVID-19 pandemic has also impacted our business operations relating to our Light Vehicles, our Express Drive program, and our autonomous vehicle partners. We design and contract to manufacture Light Vehicles and certain assets related to our network of shared Light Vehicles and have faced delays in manufacturing and delivery as well as increased costs associated with manufacturing and shipping. Our ability to operate the Express Drive program has been negatively impacted as a result of mandated closures from time to time, limited staffing availability, and increased costs for us to operate rental sites and for Flexdrive to transport, repossess, clean, and store unrented and returned vehicles. Further, the development of autonomous vehicle-related technology has been impacted both by direct impacts from the pandemic on health and safety conditions and shelter-in-place restrictions, as well as decisions by current or potential partners to reduce investments in developing and deploying autonomous vehicle-related technology due to macroeconomic factors.
•These impacts of the COVID-19 pandemic may continue and additional impacts due to new developments in the COVID-19 pandemic or the responses thereto may affect our business, financial condition and results of operations. The ultimate impact of the COVID-19 pandemic on our business, riders and drivers on our platform, and our business partners will depend on many factors outside of our control, such as governmental responses to the pandemic, shifts in consumer or business behavior and macroeconomic factors directly or indirectly related to the pandemic.
•In light of the evolving and unpredictable effects of COVID-19, we cannot be certain of the extent of the future negative impacts of the COVID-19 pandemic on our business, financial condition and results of operations.
A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.
Our business and results of operations are subject to global economic conditions. Deteriorating macroeconomic conditions, including slower growth or recession, inflation, increases to fuel and other energy costs or vehicle costs, changes in the labor market or decreases in consumer spending power or confidence, are likely to result in decreased discretionary spending and reduced demand for our platform. Further, changes in corporate spending, including cost-cuts and layoffs, may adversely impact business travel, commuting and other business related expenditures. In addition, inflation and higher interest rates, increased fuel and other energy costs, increased labor and benefits costs and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. For example, inflation has increased and is expected to further increase medical costs and vehicle repair costs, including increased prices of new and used vehicle parts as a result of recent global supply chain challenges, which has resulted in increases in our insurance costs. Similarly, these factors, as well as increased fuel costs, increase costs as well as costs for drivers on our platform. . Many of these factors are out of our control and make it difficult to accurately forecast revenues and operating results, particularly in the long-term, and could negatively affect our ability to meet our target operating performance and our (and our strategic partners’) ability to make decisions about future investments. Further, we may need to make changes to our business to respond to these conditions and be able to compete effectively. For example, as a result of the increase in gas prices at certain points in 2022, in order to support drivers on our platform, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. Similarly, we have adjusted our pricing in response to competitive pressures caused by changes in our marketplace, which we expect will result in declines in our revenue. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue, financial condition and results of operations.

Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for fires. The impact of climate change may increase these risks. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, we have offices and employees in Belarus and Ukraine that have been and may continue to be adversely affected by the current war in the region, including displacement of our employees. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in driver supply and rider demand imbalances, decreased demand for our offerings or a delay in the provision of our offerings, or increase our costs and operating expenses, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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
•forecast our revenue and operating results and budget for and manage our expenses;
•attract new qualified drivers and new riders, and retain existing qualified drivers and existing riders in a cost-effective manner;
•effectively and competitively price our services and determine appropriate pricing methodologies;
•comply with existing and new or modified laws and regulations applicable to our business;
•manage our platform and our business assets and expenses in light of the COVID-19 pandemic and related developments, including changes in rider behavior and demand for our services;
•plan for and manage capital expenditures for our current and future offerings, including our network of Light Vehicles and certain vehicles in the Express Drive program, and manage our supply chain and supplier relationships related to our current and future offerings;
•develop, manufacture, source, deploy, sell, maintain and ensure utilization of our assets, including our network of Light Vehicles, our Driver Hub, and certain vehicles in the Express Drive program;
•anticipate and respond to macroeconomic changes and changes in market dynamics in the markets in which we operate;
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
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly, though it has since recovered, the timeline for a full recovery of rideshare demand, driver supply and other aspects of our business in each of our markets is uncertain. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, may not be indicative of our future performance. Further, we have incurred net losses each year since our inception, and we expect that our financial performance, including Adjusted EBITDA, will continue to fluctuate in future periods. We can provide no assurances that we will achieve or maintain Adjusted EBITDA profitability in the future, on a quarterly or annual basis, or that we will ever achieve profitability on a GAAP basis.
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California and HB 2076 in Washington, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. Due to various factors, including inflation, we anticipate that our insurance costs will increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles, Flexdrive and Lyft Car Maintenance. We have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards is expected to continue to be a significant expense in future periods, and as of December 31, 2022, we had $499.5 million of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.0 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
As our business recovers from the effects of COVID-19 and we endeavor to return to pre-COVID-19 financial performance, our revenue growth rates and results of operations will fluctuate due to a number of reasons, which may include long-term impacts of the COVID-19 pandemic on our business, changes in the macroeconomic environment, slowing demand for our offerings, increasing competition or changes in market dynamics, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting levels of supply and demand and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic or technological advantages. If we are unable to anticipate or successfully react to competitive challenges in a timely manner, our competitive position could weaken, or fail to improve, and we could experience fluctuations or a decline in market share, a decline in revenue or growth stagnation that could adversely affect our business, financial condition and results of operations. Our market share has fluctuated over time and we may need to take actions that have negative impacts on our financial results in the short term, either because of decreased revenue or increased investments, or both, that we believe will benefit our company in the long term.

Our main ridesharing competitor in the United States and Canada is Uber, though we also compete with other transportation network companies and taxi cab and livery companies, as well as traditional automotive manufacturers and technology companies. Our main competitors in the bike and scooter sharing market include Lime, Bird, Fifteen and Tier. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the United States. Our main competitors in the consumer vehicle rental market include Enterprise and Avis Budget Group as well as emerging car-share marketplaces.
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology and TaaS offerings that may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Apple, Aurora, Baidu, General Motors (Cruise), Motional, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
Certain of our competitors and potential competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or Light Vehicles, or they may have other financial, technical or resource advantages. These factors may allow our competitors or potential competitors to derive greater revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs, offer more attractive pricing on their platforms or respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, and if we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.
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
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, particularly after the COVID-19 pandemic, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is relatively new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases. We cannot be certain whether the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or the willingness of riders to use shared bikes or scooters, or whether lasting impacts from the COVID-19 pandemic, such as increased remote work opportunities, will otherwise limit market growth. In addition, we paused our shared rides offerings (though we relaunched our shared rides offerings in select markets beginning in July 2021), and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures implemented in response to the COVID-19 pandemic and subsequently discontinued operations due to concerns with certain aspects of the program. In the event of a resurgence of COVID-19 or other events beyond our control, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.

If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. To the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 9, Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
If drivers are unsatisfied with our partners, including our third-party vehicle rental partners, our ability to attract and retain qualified drivers and to increase their utilization of our platform could be adversely affected. Further, incentives we provide to attract drivers could fail to attract and retain qualified drivers or fail to increase utilization, or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration, labor and employment laws or background check requirements, may result in a shift or decrease in the pool of qualified drivers, which may result in increased competition for qualified drivers or higher costs of recruitment, operation and retention. As part of our business operations or research and development efforts, data on the vehicle may be collected and drivers may be uncomfortable or unwilling to drive knowing that data is being collected. Other factors outside of our control, such as the COVID-19 pandemic, concerns about personal health and safety, increases in the price of gasoline, vehicles or insurance, or concerns about the availability of government or other assistance programs if drivers continue to drive on our platform, may also reduce the number of drivers on our platform or their utilization of our platform, or impact our ability to onboard new drivers. If we fail to attract qualified drivers on favorable terms, fail to increase their utilization of our platform or lose qualified drivers to our competitors, we may not be able to meet the demand of riders, including maintaining a competitive price of rides to riders, and our business, financial condition and results of operations could be adversely affected.
If we fail to cost-effectively attract new riders, or to increase utilization of our platform by existing riders, our business, financial condition and results of operations could be harmed.
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms and pricing policies, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. Further, the COVID-19 pandemic has decreased the utilization of our platform by riders and may continue to affect utilization of our platform by riders, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles, our business, financial condition and results of operations could be adversely affected.

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
We also procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability and general business liabilities, including product liability. For certain types of operations-related risks or future risks related to our new and evolving offerings, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, self-insured retentions or deductibles for the coverage we do obtain. Additionally, if any of our insurance or reinsurance providers becomes insolvent, it could be unable to pay any operations-related claims that we make. Certain losses may be excluded from insurance coverage including, but not limited to losses caused by intentional act, pollution, contamination, virus, bacteria, terrorism, war and civil unrest.
The amount of one or more auto-related claims or operations-related claims has exceeded and could continue to exceed our applicable aggregate coverage limits, for which we have borne and could continue to bear a portion of the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many types of coverages and for a variety of commercial risks and are likely to do so in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced to manage pricing pressure. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, (v) the number of claims and average claim cost under our deductibles or self-insured retentions differs from historic averages or (vi) an insurance policy is canceled or non-renewed.
Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on available historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuarial firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, increases in healthcare costs, increases in automotive costs (including rental vehicles), legislative and regulatory developments, judicial developments and unexpected events such as the COVID-19 pandemic. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. The automotive insurance industry has experienced rising costs due to, among other things, inflation, supply chain challenges, and the increasing cost of medical care, which has driven an increase in actual losses in recent periods, and we expect these costs to continue to drive increased actual losses. Additionally, we have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our financial condition and results of operations. For example, we have in the past experienced adverse development where we have needed to increase historical reserves attributable to liabilities in prior periods, and in the fourth quarter of 2022, we strengthened our insurance reserves and accrued and other current liabilities by $375 million.
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
We have, from time to time, sold portions of retained insurance risk to third-parties, including as described in the “Insurance Reserves” subheading in Note 6, Supplemental Financial Statement Information to the consolidated financial statements included in this Annual Report on Form 10-K. These transactions may cause us to incur additional expenses in the total cost of this risk, and we are subject to recapture of the risk if any third party reinsurer were to default on their reinsurance obligation.
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
•illegal, negligent, reckless or otherwise inappropriate behavior by drivers or riders or third parties, or concerns about the safety of our platform or ridesharing in general;
•a failure to provide drivers with a sufficient level of ride requests, charge drivers competitive fees and commissions or provide drivers with competitive fares and incentives;
•a failure to offer riders competitive ride pricing and pick-up times or the desired range of ride types;
•actual or perceived disruptions of or defects in our platform, such as privacy or data security breaches or incidents, site outages, payment disruptions or other incidents that impact the reliability of our offerings;
•litigation over, or investigations by regulators into, our platform or our business;
•users’ lack of awareness of, or compliance with, our policies, changes to our policies that are negatively received, or a failure to enforce our policies in a manner perceived as effective, fair and transparent;
•a failure to operate our business in a way that is consistent with our stated values and mission, including modification or discontinuation of our community or sustainability programs, illegal or otherwise inappropriate behavior by our management team or other employees or contracts, or negative perception of our treatment of employees;
•inadequate or unsatisfactory user support service experiences;
•negative responses by drivers or riders to new offerings on our platform;

•accidents, defects or other negative incidents involving autonomous vehicles or Light Vehicles on our platform or Light Vehicles sold to third parties;
•political or social policies or activities, including our response to employee sentiment related to these matters; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
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
We rely on third-party background check providers to screen the records of potential and existing drivers to help identify those that are not qualified to utilize our platform pursuant to applicable laws or our internal standards. Our business has been and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks, or being significantly delayed in completing certain background checks, because of data access restrictions, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable laws or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of algorithms to set dynamic prices for riders and earnings for drivers that are dependent on various factors, such as the route, time of day, and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. These actions may adversely affect our business and financial results and may not have the desired benefits. In addition, gas prices rose significantly at certain points in 2022 and in light of those costs, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing limitations during a government declared State of Emergency, including those issued in connection with the COVID-19 pandemic, have imposed limits on prices for certain services and certain local regulations regarding minimum earnings standards for drivers have caused us to revise our pricing methodology in certain markets, including New York City and Seattle. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. To the extent any modifications to our pricing methodologies lead to real or perceived harm to driver earnings, our ability to attract or retain qualified drivers may be adversely affected. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in loss of market share, negative public perception and harm to our reputation.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The passage of Proposition 22 in California and HB 2076 in Washington has enabled us to provide additional earning opportunities to drivers in those states, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate. We have experienced in the past and may experience in the future underpricing or overpricing of our offerings due to changes we make to the technology used in our pricing. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles, our Driver Hub, and certain vehicles in our Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
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
The revenue we generate from our network of Light Vehicles may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of Light Vehicles, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, in July and November 2022, we discontinued our shared scooter programs in San Diego and Los Angeles, respectively, due to a number of factors including onerous contractual requirements, institutionalized theft, and lack of public investment. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
Challenges relating to the supply chain for our bikes and scooters could adversely affect our business, financial condition and results of operations.
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
We partner with several companies to develop autonomous vehicle technology and offerings. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and our partners may decide to terminate or scale back their partnerships with us. For example, in October 2022, one of our autonomous vehicle partners announced its wind-down, and as a result we incurred a total impairment charge of $135.7 million consisting of impairments of our non-marketable equity investment in such company and other assets. In addition, the COVID-19 pandemic did, and may in the future, delay or prevent us, or our current or prospective partners and suppliers, from being able to develop or deploy autonomous vehicle technology. Following the sale of our Level 5 self-driving vehicle division in 2021, we no longer develop our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platforms, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our efforts to optimize our strategy with regard to our autonomous vehicle technology development are not successful, our business, financial condition and results of operations could be adversely affected. Likewise, if our autonomous vehicle technology partners are delayed or prevented from developing autonomous vehicle technology, our business, financial condition and results of operations could be adversely affected. For example, a general decrease in available capital, as well as an increase in regulatory scrutiny could delay or prevent the development of autonomous vehicle technology by our partners.
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
•levels of investment by developers of autonomous vehicle technology; and
•public perception regarding the safety of autonomous vehicles for drivers, riders, pedestrians and other vehicles on the road.
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
We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third-parties that are attributed to us through our offerings. We are also subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, riders, or third parties, or the management and safety of our platform and our assets. We are also subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, platform users and third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations and/or categories of claims, we may not be able to secure coverage at all.
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
Since 2012 and prior to the COVID-19 pandemic, we generally experienced rapid growth in our business, the number of users on our platform and our geographic reach, and we expect to continue to experience growth in the future following the recovery of the world economy. This growth placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. While employee growth has rapidly occurred at our San Francisco headquarters and across the United States and internationally, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. In November 2022, we committed to a plan of termination as part of our efforts to reduce operating expenses and adjust cash flows, which plan involves the termination of approximately 13% of our employees. We may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Our business involves the collection, storage, processing and transmission of our users’ personal data and other sensitive data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business, including intellectual property, and similar information we receive from third parties. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities we maintain or use in our business through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing rider names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce our employees, partners or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches or incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are common and sophisticated actors can mask their attacks, making them difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.
Although we have developed systems and processes that are designed to protect our users’ data and prevent breaches and incidents, these measures cannot guarantee total security or prevent incidents from impacting our platform. Our information technology and infrastructure may be vulnerable to cyberattacks, breaches or incidents, including ransomware or other malware that may result in interruptions to our operations or unavailability of our platform, and third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties, have employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees, our exposure to cyberattacks, breaches and incidents may increase. As a result of the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others. Further, employee and service provider error, malfeasance or other vulnerabilities, bugs or errors in the storage, use or transmission of personal information could result in an actual or perceived breach or incident. In the past, there have been allegations regarding violations of our policies restricting access to personal information we store, and we may be subject to these types of allegations in the future. Our service providers also face various security threats, and we and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks, breaches and incidents.
Any actual or perceived breach or incident affecting us or other parties with which we share data or processing data on our behalf could interrupt our operations, result in our platform being unavailable or otherwise disrupted, result in loss, alteration, unavailability or improper use or disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in regulatory investigations and other proceedings, private claims, demands, litigation and other proceedings, loss of our ability to accept credit or debit card payments, increased card processing fees, and other significant legal, regulatory and financial exposure and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. In addition, any actual or perceived breach or incident impacting autonomous vehicles, whether through our platform or our competitors’, could result in legal, regulatory and financial exposure and lead to loss of rider confidence in our platform, which could significantly undermine our business. Further, any cyberattacks directed toward, or breaches or incidents impacting, our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.
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
Additionally, defending against claims or litigation based on any actual or perceived privacy or security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for such liabilities, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition and results of operations.

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
We rely on third-party and affiliate vehicle rental partners as well as third-party vehicle supply, fleet management and finance partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners or third-party vehicle supply, fleet management and finance partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, the availability of vehicles for drivers in certain markets could be adversely impacted, and we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, in the event that vehicle manufacturers issue recalls that affect the usage or the supply of vehicles or automotive parts is interrupted, including as a result of public health crises, such as the COVID-19 pandemic, affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. In addition, in May 2020, Hertz filed for bankruptcy protection, which affected its ability to meet the requirements of our Express Drive program. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. If Flexdrive, Lyft’s independently managed subsidiary, is unable to manage costs of operating Flexdrive’s fleet and potential shortfalls between such costs and the rental fees collected from drivers, Lyft and Flexdrive may update the pricing methodologies related to Flexdrive’s offering in Lyft’s Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers through the Express Drive program.
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
For the Express Drive vehicle rental program for drivers operated by our independently managed subsidiary, Flexdrive, a portion of the fleet is sourced from a range of auto manufacturers. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may limit the range of auto manufacturers or vehicles that Flexdrive sources from or purchase. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to provide cars to Flexdrive on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, Flexdrive may be unable to obtain a sufficient number of vehicles for Lyft to operate the Express Drive business without significantly increasing fleet costs or reducing volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact rider demand, the demand for or Flexdrive’s ability to make vehicles available for rent through the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleets.
Flexdrive continues to experience production and delivery delays with new vehicle inventory which hinders its ability to meet current demand and grow the fleet. New vehicle production delays also lead to holding onto existing vehicles longer which in turn leads to increased costs relating to those vehicles. We expect these issues to continue through at least the end of the first quarter of 2023.
The costs of the fleet vehicles may also be adversely impacted by the relative strength of the used car market. Flexdrive currently sells vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices. It may be difficult to estimate the residual value of vehicles used in ridesharing, such as those rented to drivers through our Express Drive program. If Flexdrive is unable to obtain and maintain the fleet of vehicles cost-efficiently or if Flexdrive is unable to accurately forecast the residual values of vehicles in the fleet, our business, financial condition and results of operations could be adversely affected.
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
Our success depends in part on our relationships with other third-party service providers. For example, we rely on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by drivers and riders on our platform. Further, from time to time, we enter into strategic commercial partnerships in connection with the development of new technology, the growth of our qualified driver base, the provision of new or enhanced offerings for users on our platform and our expansion into new markets. For example, our roadside assistance offering, our vehicle services offering, and our parking offering are all dependent on third-party service provider partners. If any of our partners terminates its relationship with us, or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. Similarly, in the event that our strategic partners experience a disruption in their operations, our ability to continue providing certain product offerings could become constrained. If we cannot find alternate partners, we may not be able to meet the demand for these product offerings, and as a result, these offerings and our platform may become less attractive. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. In addition, in certain cases, we rely on these third-party partners to provide certain data that is important to the management of our business. Errors in the data, or failure to provide data in a timely manner, could adversely affect our ability to manage our business and could impact the accuracy of our financial reporting.
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
Developing and launching new offerings or enhancements to the existing offerings on our platform involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future drivers and riders, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand and the number of drivers using our platform), our dependence on strategic commercial partnerships, and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant up-front capital investments and such investments may not generate sufficient returns on investment. Further, from time to time we may reevaluate, discontinue and/or reduce these investments and decide to discontinue one or more offerings. For example, in 2020, we began piloting a delivery service platform that we recently shut down. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.
If we are unable to successfully manage the complexities associated with our expanding multimodal platform, our business, financial condition and results of operations could be adversely affected.
Our expansion, either through our first party offerings or third-party offerings through our partnerships, into bike and scooter sharing, other modes of transportation, car maintenance services, roadside assistance, parking services, vehicle rental program has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, we face the risk that our network of Light Vehicles, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. Additionally, from time to time we may reevaluate our offerings on our multimodal platform and decide to discontinue an offering or certain features. Such actions may negatively impact revenue in the short term and may not provide the benefits we expect in the long term. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
Our metrics and estimates, including the key metrics included in this report, are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third-party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and we may make material adjustments to our processes for calculating our metrics in order to enhance accuracy, reflect newly available information, address errors in our methodologies, or other reasons, which may result in changes to our metrics. The estimates and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. Further, as our business develops, we may introduce, revise or cease reporting certain metrics if we determine that such metrics need adjusting to accurately or appropriately measure our performance, no longer represent an effective way to evaluate our business, or if we change how we manage our business such that new metrics are appropriate. If investors or analysts do not consider our metrics to be accurate representations of our business or compare our metrics to third party estimates or similarly titled metrics of our competitors or others in our industry that are not calculated on the same basis, or if we discover material inaccuracies in our metrics, then the trading price of our Class A common stock and our business, financial condition and results of operations could be adversely affected.
Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.
Our ability to attract and retain qualified drivers and riders is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support, including both in-person and remote support. Users on our platform depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride, leaving something in a driver’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. If we grow our international rider base and the number of international drivers on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Furthermore, the COVID-19 pandemic may impact our ability to provide effective and timely support, including as a result of a decrease in the availability of service providers and increase in response time. Any failure to provide efficient and effective user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.
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
If we fail to effectively match riders on our Shared Rides offering and manage the related pricing methodologies, or if we fail to effectively balance driver supply and rider demand on our Wait & Save offering, our business, financial condition and results of operations could be adversely affected.
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
If we fail to efficiently balance driver supply and rider demand on our Wait & Save offering and manage the related pricing methodologies and logistics, our business, financial condition and results of operations could be adversely affected. Wait & Save enables riders to opt for a longer wait time but pay a lower fare than for a Standard ride, while drivers earn the same as they do for a Standard ride. Wait & Save allows for the rider to be matched with the best-located driver and involves inherent challenges in predicting the future location of drivers. Accordingly, if our algorithms are unable to consistently match Wait & Save riders, or with appropriate drivers, then our business, financial condition and results of operations could be adversely affected.
If we fail to effectively manage our up-front pricing methodology, our business, financial condition and results of operations could be adversely affected.
With our up-front pricing methodology, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver (which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service, including the Driver Addendum. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to pay a driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our up-front prices, our ability to compete effectively in these locations could be adversely affected. We may from time to time adjust our prices due to these factors, which may harm our results of operations. If we are unable to effectively manage our up-front pricing methodology in conjunction with our existing and future pricing and incentive programs, our business, financial condition and results of operations could be adversely affected.
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
•the impact of our cost reduction initiatives, including reductions in force and other actions we may take to drive operating efficiencies;
•the increasing need to develop expertise in new areas of business that affect us;
•negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management;
•the provision of employee benefits in a hybrid and remote work environment; and
•the integration of new personnel and businesses from acquisitions.
From time to time, we have undertaken workforce reductions in order to better align our operations with our strategic priorities, manage our cost structure or in connection with acquisitions. For example, in response to the effects of the macroeconomic environment and efforts to reduce operating expenses, in November 2022, we announced certain cost-cutting measures, including lay-offs of approximately 13% of our employees, which may adversely affect employee morale, our culture and our ability to attract and retain employees. These actions may adversely affect our ability to attract and retain personnel and maintain our culture. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.
We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.
Our success depends in part on the continued service of our founders, senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to the impact of the COVID-19 pandemic and global economic uncertainty on our business may harm our reputation or impact our ability to recruit qualified personnel in the future. For example, in response to the effects of the COVID-19 pandemic and global economic uncertainty on our business, we have undertaken certain cost-cutting measures, including lay-offs, furloughs, hiring freezes and salary reductions, including the termination of approximately 13% of our employees announced in November 2022. These actions may adversely affect employee morale, our culture and our ability to attract and retain employees. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
We face intense competition for highly skilled personnel, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. This competition has intensified in recent periods, and could continue to intensify for such personnel. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. The decline in our stock price and our cost reduction initiatives may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition or we may need to provide additional cash or equity compensation to retain employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees have received and may continue to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.
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
Moreover, we are subject to a number of laws and regulations specifically governing the Internet and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover taxation, privacy and data protection, information security, pricing, copyrights, distribution, mobile and other communications, advertising practices, consumer protections, web and app accessibility, antitrust and competition, the provision of online payment services, unencumbered Internet access to our offerings and the characteristics and quality of online offerings, among other things. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings or actions against us by governmental entities or others, which could adversely impact our results of operations.
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
In addition, international expansion has increased our risks in complying with laws and standards in the U.S. and other jurisdictions, including with respect to customs, anti-corruption, anti-bribery, export controls and trade and economic sanctions. Continued international expansion, including possible engagement with foreign government entities and organizations as customers for our Light Vehicle offerings, including bike-share products through PBSC, may further increase such compliance risks. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of applicable anti-corruption, anti-bribery, export controls, sanctions and similar laws could result in adverse media coverage, investigations, significant legal fees, loss of export privileges, severe criminal or civil penalties or suspension or debarment from U.S. government contracts, and/or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
Risks Related to Regulatory and Legal Factors
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, auto maintenance and repairs, personal injury, marketing, text messaging, subscription services, intellectual property, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, web and mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
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
Our industry is increasingly regulated. We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and different jurisdictions adopted rules governing minimum driver earnings for ridesharing platforms. For instance, the New York City Taxi & Limousine Commission adopted rules in 2018, the City of Seattle adopted the Transportation Network Company Driver Minimum Compensation Ordinance effective January 1, 2021, and, effective January 1, 2023, a statewide Washington law, HB 2076, preempts the Seattle Ordinance, but still implements minimum driver earnings standards. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider similar legislation. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 9. Commitments and Contingencies to the consolidated financial statements included in Part I, Item 3, of this Annual Report on Form 10-K. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. In October 2022, the United States Department of Labor released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act (FLSA). The proposed rule would implement new interpretative guidance for classification of workers. The Department of Labor is currently reviewing comments and the rule has not been finalized. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As our business continues to evolve, the possibility of intellectual property rights claims against us grows based on the following: increase in public profile, increases in the number of competitors in our markets, our continued development of new technologies, new products and services, and new intellectual property, as well as potential international expansion. In addition, various products and services of ours host, integrate, or otherwise rely on third party content or intellectual property, including our Lyft Media efforts, which provide third party promotional advertisements, and our marketing and brand journalism efforts. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have sought to initiate licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or “intellectual property,” and as we grow, we expect to continue to develop intellectual property that is important for our existing or future business. We rely on a combination of patents, copyrights, trademarks, service marks, trade dress, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective, and may vary by jurisdiction. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology, reverse engineer our data and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. The laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States and effective intellectual property protections may not be available or may be limited in foreign countries. Our domestic and international intellectual property protection and enforcement strategy is influenced by many considerations including costs, where we have business operations, where we might have business operations in the future, legal protections available in a specific jurisdiction, and/or other strategic considerations. As such, we do not have identical or analogous intellectual property protection in all jurisdictions, which could risk freedom to operate in certain jurisdictions if we were to expand. As we expand our international activities, our exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase. We may need to expend additional resources to protect, enforce or defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international operations. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Competitors and other third parties may also attempt to access, aggregate, and/or reverse engineer our data which would compromise our trade secrets and other rights. We also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.
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
We receive, transmit and store a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain data, including the

California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, as amended by the HITECH Act, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which became operative as of January 1, 2023. The scope of data protection laws may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA require new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, other states, including Colorado, Connecticut, Utah and Virginia, have enacted laws that have gone or will go into effect in 2023 and are similar to the CCPA and CPRA. The U.S. federal government and other states are also contemplating federal and state privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. In addition, our Lyft Media efforts provide third party promotional advertisements, including those that may be personalized to users. Changes in the law or regulatory landscape could limit or prohibit activities in regard to any new offerings we undertake. Further, the collection and storage of data in connection with the use of our Concierge and Lyft Pass for Healthcare offerings by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements on covered entities and business associates regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. Contracted healthcare entities including healthcare providers, health plans, and transportation managers using our Concierge or Lyft Pass for Healthcare offerings are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare covered entities or other contracted business associates of a healthcare covered entity. Compliance obligations under HIPAA include privacy, security and breach notification obligations and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1.5 million for “willful neglect” violations and the possibility of civil litigation.
Additionally, we have incurred, and expect to continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards imposed by law, regulation, or contractual obligations. In particular, with laws and regulations such as the CCPA and CPRA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. In particular, with regard to HIPAA, we may incur increased costs as we perform our obligations to our healthcare customers under our agreements with them. As we consider expansion of business offerings and markets and as laws and regulations change, we expect to incur additional costs related to privacy, data protection and information security standards and protocols imposed by laws, regulations, industry standards or contractual obligations related to such offerings and face additional risks that such expansion could be inconsistent with, or fail or be alleged to fail to meet all requirements of such laws, regulations or obligations.
Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws, regulations or other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or use or release of personal information or other driver or rider data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing drivers and riders from using our platform or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. Additionally, the perception of concerns relating to privacy, data protection or information security, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.

We are regularly subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition and results of operations.
We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, driver earnings, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings such as autonomous vehicle technology, Lyft Car Maintenance and our network of Light Vehicles and deliveries, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
For example, contracting with healthcare entities and transportation managers representing healthcare entities may subject us to certain healthcare related laws and regulations. These laws and regulations may impose additional requirements on us and our platform in providing access to rides through the Lyft Platform on behalf of healthcare partners. Additional requirements may arise related to the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare partners. With respect to our healthcare rides matched through the Lyft Platform and provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations. Significant violations of such laws could lead to our loss of Medicaid provider enrollment status and could also potentially result in exclusion from the federal and state healthcare programs as an authorized transportation platform provider. Further, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, the expanded work-from-home practices of our employees and flexible work arrangements, new offerings on our platform or from strategic transactions, including acquisitions and divestitures. Further, weaknesses in our disclosure controls or our internal control over financial reporting have been discovered in the past, and other weaknesses may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. As various levels of governments and international organizations become increasingly focused on tax reform, changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States passed the Inflation Reduction Act in 2022, which introduced a 1% excise tax on stock buybacks that could impact us in connection with a settlement of the capped call transactions. Further, a provision of the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year and requires the capitalization and amortization of such costs. Although future legislative updates could defer or eliminate this requirement, there is no assurance that the provision will be repealed or modified. Many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%. Any of these or other developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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
Additionally, one or more states, localities or other taxing jurisdictions may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. New legislation may require us or drivers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance and audit requirements, which could make our offerings less attractive and could adversely affect our business, financial condition and results of operations.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial additional costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. Furthermore, if any issues in complying with those requirements are identified, we may incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. For example, we have incurred costs related to the restatement of our previously issued consolidated financial statements and related material weakness as described in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2021, which material weakness was remediated as of June 30, 2022. In addition, it may become more expensive to obtain director and officer liability insurance due to these issues.
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
We have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, and requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change policies such as California’s Clean Miles Standard and Incentive Program, which imposes greenhouse gas and EV requirements on our industry, and failure to meet the future requirements could have adverse impacts on our costs and ability to operate in California, as well as public goodwill towards our company. Massachusetts and New York City are developing rules to address the environmental impact of rideshare, and other jurisdictions are likely to consider similar rules and regulations in the future. We advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators, and any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of transportation network companies’ unique needs could challenge our ability to progress toward our 100% EV commitment. Furthermore, these EV programs are asset-intensive and require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. We may also enter into arrangements with third parties for financing, leasing or otherwise, to enable us to meet our commitment to 100% EVs on our platform by the end of 2030. Such transactions may require us to provide guarantees for financing. We may also benefit from certain tax credits for EVs and, if such tax credits expire or are terminated or we are otherwise unable to use them, we may not realize the benefits we have planned and our business and financial condition and results of operations may be negatively affected.
Risks Related to Financing and Transactional Factors
We may require additional capital, which may not be available on terms acceptable to us or at all.
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings, including potential new offerings. In November 2022, we entered into a $420.0 million revolving credit agreement, in May 2020, we issued $747.5 million in aggregate principal amount of our 2025 Notes and, from time to time, we may seek additional equity or debt financing, including by the issuance of securities. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 2025 Notes, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Additionally, deteriorating macroeconomic conditions, including economic instability or uncertainty, and other events beyond our control, such as the COVID-19 pandemic and the war in Ukraine, as well as slowing growth in the worldwide economy, inflation and higher interest rates, have negatively impacted the financing markets, and may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.
If we are unable to make acquisitions and investments, or successfully integrate them into our business, or if we enter into strategic transactions that do not achieve our objectives, our business, results of operations and financial condition could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets, joint ventures and strategic investments that complement our business, such as our acquisition of PBSC in May 2022, as well as divestitures, partnerships and other transactions. We have previously acquired and invested in, and we continue to seek to acquire and invest in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business and other opportunities that operate in relatively nascent markets. As we grow, we also may explore investments in new technologies, which we may develop or other parties may develop. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities.
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
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. For example, in February 2023, we closed the sale of our vehicle service center business and in July 2021, we closed the sale of our Level 5 self-driving vehicle division. In addition, as a result of our acquisition of PBSC, we became an indirect party to certain partnerships and joint ventures that we did not negotiate, and with partners with whom we are less familiar. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction, or we may have difficulty operating together with another partner or joint venturer. Further, during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers.
Further, minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the investment. In addition, we may be dependent on other persons or entities who control the entities in which we invest, including their management or controlling shareholders, and who may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment or result in litigation or regulatory action against us. We can provide no assurance that our investments in other technologies or businesses will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, in October 2022, one of our autonomous vehicle partners announced its wind-down, and as a result we incurred a total impairment of $135.7 million consisting of impairments of our non-marketable equity investment in such company and other assets.

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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now a wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of December 31, 2022, we had $839.5 million of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of December 31, 2022. See Note 10 “Debt” to our consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
Our ability to make scheduled payments of the principal of, to pay interest or fees on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Events and circumstances may also occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving credit facility. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
As of December 31, 2022, we had $7.8 billion of federal and $6.7 billion of state net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2030 for federal purposes and in 2023 for state purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar limitations may apply under state tax laws. Our ability to use net operating losses to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
The Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, among other things, limited the use of NOLs arising in tax years beginning after December 31, 2017 to 80% of taxable income for tax years beginning after December 31, 2020. Not all states conform to the Tax Act or CARES Act. In future years, if and when a net deferred tax asset is recognized related to our NOLs, these changes may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Risks Related to Governance and Ownership of our Capital Stock Factors
The dual class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder, Chief Executive Officer and a member of our board of directors holds approximately 20.42% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 12.05% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of December 31, 2022 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of December 31, 2022.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under such announced policies, our dual class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. Because of our dual class structure, we will likely be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
•issuance of shares of our Class A common stock, whether in connection with our equity incentive plans, an acquisition or upon conversion of some or all of our outstanding 2025 Notes;

•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•the financial projections or goals we may provide to the public, any changes in those projections or goals or our failure to meet those projections or goals;
•announcements by us or our competitors of new offerings or platform features;
•investor sentiment and the public’s reaction to our press releases, earnings and other public announcements and filings with the SEC, or those of our competitors or others in our industry;
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•any amendments to our amended and restated certificate of incorporation or amendments by stockholders to our amended and restated bylaws require the approval of at least two-thirds of our then-outstanding voting power;
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, and consist of approximately 309,000 square feet under lease agreements through May 31, 2030. We maintain additional offices in multiple locations in the U.S. and internationally in Montreal, Canada, Munich, Germany and Minsk, Belarus.
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
Holders of Record
As of December 31, 2022, there were approximately 246 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of December 31, 2022, there were six stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially owned by either Logan Green or John Zimmer.
Dividend Policy
We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Lyft, Inc. under the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested at the market close on March 29, 2019, which was the first day our Class A common stock began trading. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends. The offering price of our Class A common stock in our IPO was $72.00 per share, and had a closing stock price of $78.29 on March 29, 2019, the first day of trading.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Return for Lyft,
S&P 500 Index and the S&P 500 Information Technology Index
LYFT
S&P 500
S&P 500 IT
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses fiscal years 2022 and 2021 and year-to-year comparisons between 2022 and 2021. Discussions of fiscal year 2020 and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Financial Results for the Year Ended December 31, 2022

	Year Ended December 31,
	2022	2021	2021 to 2022 % Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$4,095.1	$3,208.3	28%
Gross profit	$1,659.4	$1,506.0	10%
Gross profit margin	40.5%	46.9%	(14)%
Total costs and expenses (1)	$5,554.1	$4,343.5	28%
Loss from operations	$(1,458.9)	$(1,135.2)	29%
Net loss (2)	$(1,584.5)	$(1,062.1)	49%
Net loss as a percentage of revenue	(38.7)%	(33.1)%	17%
Cash used in operating activities	$(237.3)	$(101.7)	133%

Key Metrics and Non-GAAP Financial Measures
Active Riders for the fourth quarter	20.4	18.7	9%
Revenue per Active Rider for the fourth quarter	$57.72	$51.79	11%
Contribution (3)	$1,729.8	$1,631.3	6%
Contribution Margin (3)	42.2%	50.8%	(17)%
Adjusted EBITDA (3)	$(416.5)	$(157.5)	164%
Adjusted EBITDA Margin (3)	(10.2)%	(4.9)%	108%
______________
(1)Total cost and expenses included stock-based compensation expense of $750.8 million.
(2)Net loss included a $135.7 million impairment on a non-marketable equity investment and other assets following the announced winding down of the equity investee in the third quarter of 2022 and a $119.3 million pre-tax gain from our transaction with Woven Planet from the third quarter of 2021.
(3)Beginning in the fourth quarter of 2022, our non-GAAP financial measures and reconciliations have been updated to no longer exclude “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods” and prior period information has been revised to conform to the current period presentation.

Impact of Macroeconomic Conditions, COVID-19 and Recent Market Dynamics on our Business
Beginning in the middle of March 2020, the COVID-19 pandemic and related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. We also experienced volatility in the overall marketplace health on our platform during this period, including fluctuations in driver supply and service levels. In 2021, we saw some recovery from the onset of the COVID-19 pandemic as vaccines were more widely distributed and more communities fully reopened, which resulted in improved performance compared to 2020. In 2022, while we saw decreased demand in the first quarter driven by an increase in cases due to variants of the virus, we saw sequential quarterly improvements in demand and overall marketplace health. In the fourth quarter of 2022, we had the highest numbers of Active Riders in nearly three years. For full-year 2022, we generated revenue of $4.1 billion, the highest since our inception. However, our costs also increased, with the insurance-related increase due to, among other reasons, inflation, the cost of medical care and litigation. In the fourth quarter of 2022, we strengthened our insurance reserves and accrued and other current liabilities by $375 million to mitigate exposure to these fluctuations.
Although there has been an improvement in overall demand and our marketplace health, demand for our platform has not returned to pre-pandemic levels in all markets and the timing of demand and supply improvements has not always aligned. Near-term, we expect lower prices - which are the result of strong supply tailwinds and competitive dynamics - will adversely impact our revenue and profitability. However, lower prices can help stimulate demand over time, and with more demand and better supply - and a healthier marketplace overall - we can build a much larger business. In addition, we cannot predict the impact of the COVID-19 pandemic or the impact a deteriorating macroeconomic environment on lifestyle trends or consumer behavior, and these factors may harm future growth and profits.
For more information on risks associated with the COVID-19 pandemic, macroeconomic conditions and competition, see the section titled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.
Recent Developments
Acquisition of PBSC Urban Solutions Inc. (“PBSC”)
On May 17, 2022, we completed our acquisition of PBSC, a global leader in bikeshare, which supplies stations and bikes to markets internationally, for a total purchase price of $163.5 million inclusive of $14.1 million in estimated fair value of contingent consideration. The acquisition was treated as a business combination and increases our scale in micromobility by leveraging PBSC’s deep sales experience and customer relationships. Refer to Note 3 “Acquisitions” to the consolidated financial statements for information regarding this transaction.
Commutation of the Reinsurance Agreement
On June 21, 2022, PVIC and DARAG completed the Commutation Transaction, which effectively commuted and settled the previous Reinsurance Agreement. As a result of the Commutation Transaction, the Company recognized a $36.8 million gain in cost of revenue in the three months ended June 30, 2022, including amortization of a portion of the previously recognized deferred gain. Refer to Note 6 “Supplemental Financial Statement Information - Commutation of the Reinsurance Agreement” to the consolidated financial statements for information regarding this transaction.
November 2022 Restructuring Activities
On November 3, 2022, we committed to a plan of termination as part of our efforts to reduce operating expenses and adjust cash flows. The plan involved the termination of approximately 683 employees, representing 13% of our employees. As a result of the restructuring plan, in the fourth quarter of 2022, we recorded $29.5 million in employee severance and other employee costs and $9.5 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities, which included $55.3 million in impairment charges related to real estate operating lease right-of-use assets, $23.9 million in accelerated depreciation of certain fixed assets and $2.1 million in write-off of fixed assets not yet placed into service. As a result of these charges, we incurred net restructuring charges of $120.3 million in the fourth quarter of 2022. We also announced the intention to pursue a sale of certain assets related to our first-party vehicle service business on a blog post dated November 3, 2022 available on the Company’s website.
In the first quarter of 2023, we expect to finalize the exit of certain leases as part of the plan of termination and we completed a transaction for the divestiture of certain assets related to our first party vehicle services business to align with our anticipated operating needs. As a result, in the first quarter of 2023, the Company expects to record lease termination penalties and additional impairment charges related to the cease use of certain facilities to real estate operating lease right-of-use assets. The remaining employee related charges, which include employee severance, benefits and stock-based compensation, will not be material in the first quarter of 2023.
Refer to Note 16 “Restructuring” to the consolidated financial statements for information regarding this reduction in workforce.

Key Metrics
Active Riders and Revenue per Active Rider
The number of Active Riders is a key indicator of the scale of our community and awareness of our brand. Revenue per Active Rider represents our ability to drive usage and monetization of our platform.

	Active Riders
	2022	2021	2020	2021 to 2022 % Change	2020 to 2021 % Change
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	17,804	13,494	21,211	31.9%	(36.4)%
Three Months Ended June 30	19,860	17,142	8,688	15.9%	97.3%
Three Months Ended September 30	20,312	18,942	12,513	7.2%	51.4%
Three Months Ended December 31	20,358	18,728	12,552	8.7%	49.2%

	Revenue per Active Rider
	2022	2021	2020	2021 to 2022 % Change	2020 to 2021 % Change

Three Months Ended March 31	$49.18	$45.13	$45.06	9.0%	0.2%
Three Months Ended June 30	$49.89	$44.63	$39.06	11.8%	14.3%
Three Months Ended September 30	$51.88	$45.63	$39.94	13.7%	14.2%
Three Months Ended December 31	$57.72	$51.79	$45.40	11.5%	14.1%
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
In each of the three month periods ended March 31, June 30, September 30, and December 31, 2022, Active Riders and Revenue per Active Rider increased compared to the same period in 2021 primarily due to improvements to demand on our platform as we continue to recover from the impacts of COVID-19. Active Riders in the three month periods ended March 31, 2021 and June 30, 2021 represented significantly lower Active Rider counts as those periods were in earlier stages of the COVID-19 recovery with more limited vaccine access, which had materially limited people’s mobility and severely reduced Active Riders. Revenue per Active Rider reached all-time highs in the consecutive periods during the three months ended September 30, 2022 and December 31, 2022 primarily driven by an increase in ride frequency as well as a shift toward higher revenue rides such as airport rides, reflecting increased travel in the second half of 2022 across the United States. Revenue per Active Rider also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021.
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
We also recognize revenue from car maintenance, roadside assistance, parking and collision repair services and revenue from bikes and bike station hardware and software sales. These revenues are not material to the Company’s consolidated revenue.
We generate revenue from licensing and data access agreements. We are primarily responsible for fulfilling our promise to provide rideshare data and access to Flexdrive vehicles and bear the fulfillment risk, and the responsibility of providing the data, over the license period. We act as a principal in delivering the data and access licenses and present revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, are determined by assigning the relative fair value to each of the performance obligations. Revenue is recorded upon delivery of the rideshare data and ratably over the quarter for access to fleet vehicles as our respective performance obligation is satisfied upon the delivery of each. These revenues are not material to the Company’s consolidated revenue or operating trends. Refer to Note 4 "Divestitures" to the consolidated financial statements for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5.
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
On April 22, 2021, our wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (the “Reinsurance Transaction”). Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, resulted in the recognition of a deferred gain liability. The deferred gain liability was amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves. The settlement period of the ceded reserves was based on the life-to-date cumulative losses collected and extended over periods longer than a quarter. The amount of the deferral that was amortized was recalculated each period based on loss payments and updated estimates of the portfolio’s total losses. When the amount and timing of the reinsurance recoveries were uncertain, the recovery method was used to calculate the amount of amortization in period. The deferral of gains had a negative impact in respective periods to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to cost of revenue over multiple periods equal to the excess benefits received.
On June 21, 2022, PVIC and DARAG completed the Commutation Transaction, which effectively commuted and settled the previous Reinsurance Agreement. As a result of the Commutation Transaction, the Company recognized a $36.8 million gain in cost of revenue in the three months ended June 30, 2022, including amortization of a portion of the previously recognized deferred gain. Refer to Note 6 “Supplemental Financial Statement Information - Commutation of the Reinsurance Agreement” to the consolidated financial statements for information regarding this transaction. Refer to Note 6 “Supplemental Financial Statement Information” to the consolidated financial statements for information regarding these transactions.
Stock-Based Compensation
We incur stock-based compensation expense primarily from RSUs, performance based stock units (“PSUs”) and stock purchase rights granted under our Employee Stock Purchase Plan (“ESPP”).
We estimate the fair value of ESPP purchase rights using the Black-Scholes option-pricing model. We recognize compensation expense related to the ESPP purchase rights on a straight-line basis over the offering period, which is typically 12 months.
The fair value of RSUs and PSUs are estimated based on the fair market value of our common stock on the date of grant, which is based on the closing price of our Class A common stock as reported on the date of grant.
Compensation expense for RSUs is generally recognized based on a straight-line basis over the requisite service period. Stock-based compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. As of December 31, 2022, the total unrecognized compensation cost related to RSUs was $499.5 million, which we expect to recognize over the remaining weighted-average period of approximately 1.0 year.
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
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the goodwill may not be recoverable. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amounts, the quantitative impairment test will be required. There was no impairment of goodwill recorded for the years ended December 31, 2022, 2021 and 2020.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this report.
Components of Results of Operations
As noted above, we expect the ongoing impacts of the COVID-19 pandemic to continue to suppress demand for our platform. While we have seen recovery in levels of demand due to the availability of vaccines and reopening of communities, we cannot be certain when conditions will return to pre-pandemic levels.
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
Cost of Revenue
Cost of revenue primarily consists of costs directly related to revenue generating transactions through our multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing and bike and scooter rentals and also includes occupational hazard insurance for drivers in California. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles. Gross profit is defined as revenue less cost of revenue.
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
Provision for Income Taxes

Our provision for income taxes consists of federal and state taxes in the U.S. and foreign taxes in jurisdictions in which we conduct business. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards, or NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.

Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue	$4,095,135	$3,208,323	$2,364,681
Costs and expenses
Cost of revenue	2,435,736	1,702,317	1,447,516
Operations and support	443,846	402,233	453,963
Research and development	856,777	911,946	909,126
Sales and marketing	531,512	411,406	416,331
General and administrative	1,286,180	915,638	946,127
Total costs and expenses	5,554,051	4,343,540	4,173,063
Loss from operations	(1,458,916)	(1,135,217)	(1,808,382)
Interest expense	(19,735)	(51,635)	(32,678)
Other income (expense), net	(99,988)	135,933	43,669
Loss before income taxes	(1,578,639)	(1,050,919)	(1,797,391)
Provision for (benefit from) income taxes	5,872	11,225	(44,534)
Net loss	$(1,584,511)	$(1,062,144)	$(1,752,857)
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
Revenue	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	59.5	53.1	61.2
Operations and support	10.8	12.5	19.2
Research and development	20.9	28.4	38.4
Sales and marketing	13.0	12.8	17.6
General and administrative	31.4	28.5	40.0
Total costs and expenses	135.6	135.4	176.5
Loss from operations	(35.6)	(35.4)	(76.5)
Interest expense	(0.5)	(1.6)	(1.4)
Other income (expense), net	(2.4)	4.2	1.8
Loss before income taxes	(38.5)	(32.8)	(76.0)
Provision for (benefit from) income taxes	0.1	0.3	(1.9)
Net loss	(38.7)%	(33.1)%	(74.1)%
Comparison of Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,			2022 to 2021 % change	2021 to 2020 % Change
	2022	2021	2020
	(in thousands, except for percentages)
Revenue	$4,095,135	$3,208,323	$2,364,681	28%	36%
Revenue increased $886.8 million, or 28%, in 2022 as compared to the prior year, driven primarily by the increase in the number of Active Riders throughout 2022 as demand continued to recover from the impacts of COVID-19. Active Riders increased 31.9%, 15.9%, 7.2%, and 8.7% for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022,

respectively, as compared to the same quarters in the prior year and Revenue per Active Rider increased 9.0%, 11.8%, 13.7% and 11.5% for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively, as compared to the same quarters in the prior year. These increases to Active Riders and Revenue per Active Rider reflect the improvement in demand on the Company’s platform and improving marketplace health in 2022 as compared to the same periods in 2021 during which the COVID-19 pandemic had a stronger impact. This improvement was most significant for Active Riders in the first half of 2022 as compared to the earlier stages of the COVID-19 recovery in the first half of 2021. Revenue also benefited from revenues from licensing and data access agreements, beginning in the second quarter of 2021. Investments in driver supply, which are recorded as a reduction to revenue, increased by $38.5 million in 2022 as compared to the prior year.
In the near term, we expect to see revenue headwinds due to the current competitive environment, which have resulted in reductions in pricing. We expect to continue to see improved marketplace balance as increasing driver supply better meets demand, which will reduce the absolute dollar amount earned from high value rides during peak hours. In the first quarter of 2023, we also expect headwinds as a result of seasonality in both ridesharing and our network of Light Vehicles during the winter months. Lastly, we cannot predict the impact of the COVID-19 pandemic and its impact on work, travel and lifestyle trends, or the impact a deteriorating macroeconomic environment will have on consumer behavior, and these factors could affect future revenue.
Cost of Revenue

	Year Ended December 31,			2022 to 2021 % change	2021 to 2020 % Change
	2022	2021	2020
	(in thousands, except for percentages)
Cost of revenue	$2,435,736	$1,702,317	$1,447,516	43%	18%
Cost of revenue increased $733.4 million, or 43%, in 2022 as compared to the prior year. The increase was due primarily to a $669.5 million increase in insurance costs driven by an increase in rider demand and recent economic factors including the high inflationary environment, increased litigation, and higher than expected losses across the commercial auto industry. This includes an increase in estimates to historical liabilities for insurance required by regulatory agencies of $342.9 million, of which $225.0 million was incurred in the fourth quarter of 2022. These factors were partly offset by a gain of $36.8 million related to the Commutation Transaction in the second quarter of 2022, which effectively commuted and settled the Reinsurance Agreement, and a decrease of $20.2 million in transaction costs related to the reinsurance of certain legacy auto insurance liabilities from the second quarter of 2021. Cost of revenue was also affected by increases of $75.3 million in transaction fees, $26.4 million in Light Vehicle related costs and $11.6 million in web hosting fees. These increases were offset by a $37.3 million decrease in Flexdrive related costs inclusive of gains on sale of vehicles.
We may see cost of revenue headwinds to insurance costs driven by uncertainties of recent economic factors including the high inflationary environment.
Operations and Support

	Year Ended December 31,			2022 to 2021 % change	2021 to 2020 % Change
	2022	2021	2020
	(in thousands, except for percentages)
Operations and support	$443,846	$402,233	$453,963	10%	(11)%
Operations and support expenses increased $41.6 million, or 10%, in 2022 as compared to the prior year. There was a $19.8 million increase in Light Vehicle fleet operations support costs and a $12.5 million increase in driver onboarding costs and rider and driver support costs due to an increase in ride volume as compared to the prior year. The increase was also due to $18.7 million in restructuring costs related to the restructuring event in the fourth quarter of 2022, consisting of (i) $8.7 million in accelerated depreciation of fixed assets, (ii) $5.2 million in severance and benefits costs and (iii) $4.9 million in impairment costs of operating lease right-of-use assets and other costs.
Research and Development

	Year Ended December 31,			2022 to 2021 % change	2021 to 2020 % Change
	2022	2021	2020
	(in thousands, except for percentages)
Research and development	$856,777	$911,946	$909,126	(6)%	—%
Research and development expenses decreased $55.2 million, or 6%, in 2022 as compared to the prior year. The decrease was primarily due to a $32.4 million decrease in personnel-related costs and a $26.2 million decrease in stock-based compensation, which were primarily driven by reduced headcount following the transaction with Woven Planet in the third quarter of 2021. There were also reduced Level 5 costs partially driven by the transaction with Woven Planet, including decreases of $7.9 million in web hosting fees and $7.5 million in autonomous vehicle research costs. There was also a decrease of $9.1 million in consulting and advisory costs. These decreases were offset by $29.0 million in restructuring costs related to the restructuring event in the fourth quarter of 2022, consisting of (i) $15.4 million in impairment costs of operating lease right of use assets, (ii) $9.7 million in severance and benefits costs and (iii) $3.8 million in stock-based compensation.
Sales and Marketing

	Year Ended December 31,			2022 to 2021 % change	2021 to 2020 % Change
	2022	2021	2020
	(in thousands, except for percentages)
Sales and marketing	$531,512	$411,406	$416,331	29%	(1)%
Sales and marketing expenses increased $120.1 million, or 29%, in 2022 as compared to the prior year. The increase was primarily due to a $45.1 million increase related to driver and passenger acquisition costs and incentive programs and a $41.9 million increase in costs associated with driver and rider programs. There was also a $11.2 million increase in stock-based compensation and $6.7 million increase in personnel-related costs driven by increased headcount prior to the restructuring event in the fourth quarter of 2022. In addition, there was an increase of $3.1 million in severance and benefits costs as a result of the restructuring event in the fourth quarter of 2022.
General and Administrative

	Year Ended December 31,			2022 to 2021 % change	2021 to 2020 % Change
	2022	2021	2020
	(in thousands, except for percentages)
General and administrative	$1,286,180	$915,638	$946,127	40%	(3)%
General and administrative expenses increased $370.5 million, or 40%, in 2022 as compared to the prior year. The increase was primarily due to a $209.4 million increase in an accrual for self-retained general business liabilities, of which $150.0 million was incurred in the fourth quarter of 2022. There was also $67.3 million in restructuring costs related to the restructuring event in the fourth quarter of 2022, consisting of (i) $37.1 million in impairment costs of operating lease right of use assets, (ii) $15.2 million in accelerated depreciation of fixed assets, (iii) $9.9 million in severance and benefits costs and (iv) $5.1 million in stock-based compensation. There was also a $25.8 million increase in stock-based compensation and a $24.8 million increase in personnel-related costs driven by increased headcount prior to the restructuring in the fourth quarter of 2022. In addition, there was a $16.3 million increase in certain loss contingencies including legal accruals and settlements, $10.7 million in depreciation and amortization and $7.7 million in bad debt expense. These increases were offset by a $25.8 million decrease in contributions toward policy.

Interest Expense

	Year Ended December 31,			2022 to 2021 % change	2021 to 2020 % Change
	2022	2021	2020
	(in thousands, except for percentages)
Interest expense	$(19,735)	$(51,635)	$(32,678)	(62)%	58%
Interest expense decreased $31.9 million, or 62%, in 2022 as compared to the prior year. Interest expense was lower in 2022 due to a decrease in amortization of debt discount related to the 2025 Notes following the adoption of ASU 2020-06 on January 1, 2022.
Other Income (Expense), Net

	Year Ended December 31,			2022 to 2021 % change	2021 to 2020 % Change
	2022	2021	2020
	(in thousands, except for percentages)
Other income (expense), net	$(99,988)	$135,933	$43,669	(174)%	211%
Other income, net decreased $235.9 million, or 174%, in 2022 as compared to the prior year. The decrease was primarily due to a $135.7 million impairment charge related to a non-marketable equity investment in a privately held company and other assets in the third quarter of 2022 and a pre-tax gain of $119.3 million as a result of the transaction with Woven Planet in the third quarter of 2021.
Non-GAAP Financial Measures

	Year Ended December 31,			2022 to 2021 % change	2021 to 2020 % Change
	2022	2021	2020
	(in millions, except for percentages)
GAAP Financial Measures
Gross profit	$1,659.4	$1,506.0	$917.2	10.2%	64.2%
Gross profit margin	40.5%	46.9%	38.8%
Net loss	$(1,584.5)	$(1,062.1)	$(1,752.8)	49.2%	(39.4)%
Net loss as a percentage of revenue	(38.7)%	(33.1)%	(74.1)%

Non-GAAP Financial Measures
Contribution (1)(2)	$1,729.8	$1,631.3	$1,025.4	6.0%	59.1%
Contribution Margin (1)(2)	42.2%	50.8%	43.4%
Adjusted EBITDA (1)(2)	$(416.5)	$(157.5)	$(959.3)	(164.4)%	83.6%
Adjusted EBITDA Margin (1)(2)	(10.2)%	(4.9)%	(40.6)%
_______________
(1)Contribution, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Reconciliation of Non-GAAP Financial Measures.”
(2)Beginning in the fourth quarter of 2022, our non-GAAP financial measures have been updated to no longer exclude “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods” and prior period information has been revised to conform to the current period presentation.

Update to Non-GAAP Financial Measures
On December 13, 2022, the SEC issued updates to its Compliance and Disclosure Interpretations to clarify certain matters relating to non-GAAP adjustments. Subsequent to this change and following consultation with the SEC, we have aligned our disclosures, specifically by calculating Adjusted EBITDA, Contribution, and Contribution Margin without adjusting for “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods”. Beginning with the year ended December 31, 2022, our reconciliations of these measures have been updated to reflect this change, and prior period information has been revised to conform to the current period presentation.
Contribution and Contribution Margin
Contribution and Contribution Margin are measures used by our management to understand and evaluate our operating performance and trends. Gross profit is the most directly comparable financial measure to Contribution and gross profit margin is similarly comparable to Contribution Margin. We believe Contribution and Contribution Margin are key measures of our ability to achieve profitability.
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
Losses ceded under the Reinsurance Agreement that exceeded $271.5 million, but were below the aggregate limit of $434.5 million, resulted in the recognition of a deferred gain liability. The deferral of gains had a negative impact in the respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to the cost of revenue over multiple periods equal to the excess benefits received. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related reserve adjustments and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Therefore, in the event that the net amount of any reserve adjustments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement”. As of December 31, 2022, we have $2.4 million of deferred gain related to losses ceded under the Reinsurance Agreement which is included within accrued and other current liabilities on the consolidated balance sheets.

During the second quarter of 2022, we completed the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement. The Commutation Transaction resulted in a $36.8 million gain recorded to cost of revenue on the consolidated statement of operations. Refer to Note 6 “Supplemental Financial Statement Information” to the consolidated financial statements for information regarding these transactions. We believe the adjustment to exclude this gain associated with the commutation of the Reinsurance Agreement from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts. The gain associated with this Commutation Agreement, which commutes and settles the Reinsurance Agreement, will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement.”
We announced a restructuring plan in the fourth quarter of 2022 to reduce operating expenses and adjust cash flows. We believe the costs associated with the restructuring do not reflect current period performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.
For more information regarding the limitations of Contribution and Contribution Margin and a reconciliation of gross profit to Contribution, see the section titled "Reconciliation of Non-GAAP Financial Measures".
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

Reconciliation of Non-GAAP Financial Measures
We use Contribution, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Furthermore, these measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Thus, our Contribution, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing a reconciliation of Contribution, and Adjusted EBITDA to the related GAAP financial measures, revenue, net loss, and net cash provided by (used in) operating activities, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin in conjunction with their respective related GAAP financial measures.

The following table provides a reconciliation of gross profit, or revenue less cost of revenue, to Contribution (in millions):

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenue	$4,095.1	$3,208.3	$2,364.7
Less cost of revenue	(2,435.7)	(1,702.3)	(1,447.5)
Gross profit	1,659.4	1,506.0	917.2
Gross profit margin	40.5%	46.9%	38.8%
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	5.0	11.0	12.0
Stock-based compensation expense	44.1	39.5	28.7
Payroll tax expense related to stock-based compensation	1.2	1.8	1.5
Net amount from claims ceded under the Reinsurance Agreement(1)(2)	18.5	52.8	—
Transactions related to certain legacy auto insurance liabilities(3)(4)	—	20.2	62.5
Restructuring charges(5)(6)	1.6	—	3.5
Contribution(7)	$1,729.8	$1,631.3	$1,025.4
Contribution Margin(7)	42.2%	50.8%	43.4%
_______________
(1)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period, to help investors understand the ultimate economic benefit of the Reinsurance Agreement.
(2)Includes a $36.8 million gain recognized in cost of revenue in the second quarter of 2022 on the consolidated statement of operations related to the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement. Refer to Note 6 "Supplemental Financial Statement Information" to the consolidated financial statements for information regarding the Commutation Transaction.
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
(4)In the first quarter of 2020, we transferred certain legacy auto insurance liabilities. The total impact of the transfer of certain legacy auto insurance liabilities on our consolidated statement of operations was $64.7 million, with $62.5 million in cost of revenue and $2.2 million in general and administrative expense in the year ended 2021.
(5)In the fourth quarter of 2022, we incurred $1.6 million of severance and other employee costs. Restructuring-related charges of $0.2 million for the stock-based compensation and payroll taxes related to stock-based compensation are included on their respective line items.
(6)In the second and fourth quarter of 2020, we incurred $2.0 million of severance and other employee costs and $1.5 million of other restructuring charges. Restructuring related charges for the stock-based compensation benefit of $4.2 million and payroll taxes related to stock-based compensation of $0.1 million are included on their respective line items.
(7)Due to rounding, numbers presented may not add up precisely to the totals provided.

Net loss is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net loss	$(1,584.5)	$(1,062.1)	$(1,752.9)
Adjusted to exclude the following:
Interest expense(1)	20.8	52.8	34.2
Other (income) expense, net(2)	100.0	(135.9)	(43.7)
Provision for (benefit from) income taxes	5.9	11.2	(44.5)
Depreciation and amortization	154.8	139.3	157.3
Stock-based compensation	750.8	724.6	565.8
Payroll tax expense related to stock-based compensation	17.0	31.5	23.7
Net amount from claims ceded under the Reinsurance Agreement(3)(4)	18.5	52.8	—
Sublease income(5)	11.6	6.6	—
Costs related to acquisitions and divestitures(6)	2.3	1.5	0.4
Transactions related to certain legacy auto insurance liabilities(7)(8)	—	20.4	64.7
Restructuring charges(9)(10)	86.6	—	35.5
Adjusted EBITDA(11)	$(416.5)	$(157.5)	$(959.3)
_______________
(1)Includes interest expense for Flexdrive vehicles and the 2025 Notes. $1.1 million related to the interest component of vehicle related finance leases in each of the years ended December 31, 2022 and 2021. Refer to Note 8 “Leases” to the consolidated financial statements for information regarding the interest component of vehicle-related finance leases.
(2)Includes a $135.7 million impairment charge related to a non-marketable equity investment and other assets in the third quarter of 2022, a $119.3 million pre-tax gain from the transaction with Woven Planet in the third quarter of 2021 and interest income which was reported as a separate line item on the consolidated statement of operations in periods prior to the second quarter of 2020.
(3)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period, to help investors understand the ultimate economic benefit of the Reinsurance Agreement.
(4)Includes a $36.8 million gain recognized in cost of revenue in the second quarter of 2022 on the consolidated statement of operations related to the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement. Refer to Note 6 "Supplemental Financial Statement Information" to the consolidated financial statements for information regarding the Commutation Transaction.
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
(9)In the fourth quarter of 2022, we incurred restructuring charges of $29.2 million of severance and other employee costs and $57.4 million related to lease termination and other restructuring costs. Restructuring related charges for stock-based compensation of $9.5 million, payroll taxes related to stock-based compensation of $0.3 million and accelerated depreciation of $23.9 million are included on their respective line items.
(10)In the second and fourth quarter of 2020, we incurred restructuring charges of $32.9 million of severance and other employee costs and $2.6 million related to lease termination and other restructuring costs. Restructuring related charges for the stock-based compensation benefit of $50.0 million, payroll taxes related to stock-based compensation of $0.7 million and accelerated depreciation of $0.5 million are included on their respective line items.
(11)Due to rounding, numbers presented may not add up precisely to the totals provided.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(237,285)	$(101,721)
Net cash provided by (used in) investing activities	186,045	267,012
Net cash provided by (used in) financing activities	(87,500)	(72,470)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(631)	(113)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(139,371)	$92,708
Operating Activities
Cash used in operating activities was $237.3 million for the year ended December 31, 2022. This consisted primarily of a net loss of $1.6 billion. This was offset by non-cash stock-based compensation expense of $750.8 million, depreciation and amortization expense of $154.8 million and impairment charges of $135.7 million.
Cash used in operating activities was $101.7 million for the year ended December 31, 2021. This consisted primarily of a net loss of $1.1 billion and a $119.3 million pre-tax gain from the transaction with Woven Planet. This was offset by non-cash stock-based compensation expense of $724.6 million and depreciation and amortization expense of $139.3 million.
Investing Activities
Cash provided by investing activities was $186.0 million for the year ended December 31, 2022, which primarily consisted of proceeds from sales and maturities of marketable securities of $4.0 billion, maturities of term deposits of $395.1 million and the sale of property and equipment of $129.8 million, partially offset by purchases of marketable securities of $4.0 billion, the acquisition of PBSC of $146.3 million, and purchases of property and equipment of $115.0 million.
Cash provided by investing activities was $267.0 million for the year ended December 31, 2021, which primarily consisted of proceeds from sales and maturities of marketable securities of $3.8 billion and maturities of term deposits of $675.5 million, partially offset by purchases of marketable securities of $3.8 billion and term deposits of $0.5 billion.
Financing Activities
Cash used in financing activities was $87.5 million for the year ended December 31, 2022, which primarily consisted of repayment of loans of $67.6 million and principal payments on finance lease obligations for $34.8 million.
Cash used in financing activities was $72.5 million for the year ended December 31, 2021, which primarily consisted of repayment of loans of $44.4 million and principal payments on finance lease obligations for $35.5 million.
Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of approximately $281.1 million, short-term investments of approximately $1.5 billion, exclusive of restricted cash, cash equivalents and investments of $1.1 billion, and a revolving credit agreement which provides for a $420 million revolving secured credit facility. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit.
In November 3, 2022, we entered into a revolving credit agreement with certain lenders which provides for a $420 million revolving secured credit facility maturing on the earlier of (i) November 3, 2027 and (ii) February 13, 2025, if, as of such date, the Company’s Liquidity (as defined in the revolving credit agreement) minus the aggregate principal amount of the Company’s 2025 Notes outstanding on such date is less than $1.25 billion. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit. At closing,

$53.5 million in letters of credit were issued under the Revolving Credit Facility and as of December 31, 2022, no amounts had been drawn under the credit facility.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments were $1.0 billion as of December 31, 2022 and 2021.
We continue to actively monitor the impact of the COVID-19 pandemic. Beginning in March 2020, the pandemic and responses thereto contributed to a severe decrease in the number of rides on our platform and revenue which had a significant effect on our cash flows from operations. While conditions have improved, these impacts are ongoing. We also made adjustments to our expenses and cash flow to correlate with declines in revenues including the transaction with Woven Planet completed on July 13, 2021 and headcount reductions in 2020 and 2022. Refer to Note 4 "Divestitures" to the consolidated financial statements for information regarding the divestiture of certain assets related to our self-driving vehicles division, Level 5. In the fourth quarter of 2022, we committed to a plan of termination to reduce operating expenses and adjust cash flows. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in fourth quarter of 2022 and the first quarter of 2023.
We cannot be certain that our actions will mitigate some or all of the continuing negative effects of the pandemic and its impact on work, travel and lifestyle trends on our business. With $1.8 billion in unrestricted cash and cash equivalents and short-term investments as of December 31, 2022, as well as our credit facility, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to invest further in EVs in order to achieve compliance with the California Clean Miles Standard and Incentive Program, which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030, and New York City’s recently announced goals to get to 100% of rideshare miles in EV by 2030. These targets align with our goal to reach 100% EVs on the Lyft Platform by the end of 2030. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2022 (in millions):

	Payments Due by Period(1)
	Total	12 months or less	Thereafter
Operating lease commitments	$261.5	$66.5	$195.0
Financing lease commitments	37.6	16.5	21.1
Long-term debt, including current maturities(2)	839.5	36.3	803.2
Other noncancelable agreements	325.4	108.5	216.9
_______________
(1)The table excludes insurance reserves due to uncertainties in the timing of settlement of these reserves.
(2)Includes the convertible senior notes with an aggregate principal amount of $747.5 million issued in May 2020 (the "2025 Notes"). The 2025 Notes mature on May 15, 2025, unless earlier converted, redeemed or repurchased. Refer to Note 10 "Debt" to the consolidated financial statements for information regarding the 2025 Notes.
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
As of December 31, 2022, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.8 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.1 billion. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
As of December 31, 2022, we had long-term debt of $839.5 million, 88% of which consisted of the fixed-rate Convertible Senior Notes we issued in May 2020. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to immateriality.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Lyft, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lyft, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2022.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded PBSC Urban Solutions, Inc. (“PBSC”) from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded PBSC from our audit of internal control over financial reporting. PBSC is a wholly-owned subsidiary whose total assets and total revenue excluded from management’s assessment and our audit of internal control over financial reporting represents approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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
Valuation of Insurance Reserves
As described in Note 2 to the consolidated financial statements, the Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. As of December 31, 2022, insurance reserves totaled $1,417 million. Management makes certain assumptions based on currently available information and industry statistics, with the loss development factors as one of the most significant assumptions and utilizes actuarial models and techniques to estimate the reserves. Liabilities are determined on a quarterly basis through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors among other inputs and assumptions.
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
February 27, 2023
We have served as the Company’s auditor since 2015.

Lyft, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$281,090	$457,325
Short-term investments	1,515,702	1,796,533
Prepaid expenses and other current assets	786,067	522,212
Total current assets	2,582,859	2,776,070
Restricted cash and cash equivalents	109,368	73,205
Restricted investments	1,027,506	1,044,855
Other investments	26,390	80,411
Property and equipment, net	313,402	298,195
Operating lease right of use assets	135,213	223,412
Intangible assets, net	76,208	50,765
Goodwill	261,582	180,516
Other assets	23,903	46,455
Total assets	$4,556,431	$4,773,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$107,801	$129,542
Insurance reserves	1,417,350	1,068,628
Accrued and other current liabilities	1,561,609	1,264,426
Operating lease liabilities — current	45,803	53,765
Total current liabilities	3,132,563	2,516,361
Operating lease liabilities	176,356	210,232
Long-term debt, net of current portion	803,207	655,173
Other liabilities	55,637	50,905
Total liabilities	4,167,763	3,432,671
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of December 31, 2022 and December 31, 2021; 361,552,359 and 336,335,594 Class A shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively; 100,000,000 Class B shares authorized as of December 31, 2022 and December 31, 2021; 8,602,629 Class B shares issued and outstanding, as of December 31, 2022 and December 31, 2021	4	3
Additional paid-in capital	10,335,013	9,706,293
Accumulated other comprehensive income (loss)	(5,754)	(2,511)
Accumulated deficit	(9,940,595)	(8,362,572)
Total stockholders’ equity	388,668	1,341,213
Total liabilities and stockholders’ equity	$4,556,431	$4,773,884
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$4,095,135	$3,208,323	$2,364,681
Costs and expenses
Cost of revenue	2,435,736	1,702,317	1,447,516
Operations and support	443,846	402,233	453,963
Research and development	856,777	911,946	909,126
Sales and marketing	531,512	411,406	416,331
General and administrative	1,286,180	915,638	946,127
Total costs and expenses	5,554,051	4,343,540	4,173,063
Loss from operations	(1,458,916)	(1,135,217)	(1,808,382)
Interest expense	(19,735)	(51,635)	(32,678)
Other income (expense), net	(99,988)	135,933	43,669
Loss before income taxes	(1,578,639)	(1,050,919)	(1,797,391)
Provision for (benefit from) income taxes	5,872	11,225	(44,534)
Net loss	$(1,584,511)	$(1,062,144)	$(1,752,857)
Net loss per share, basic and diluted	$(4.47)	$(3.17)	$(5.61)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	354,731	334,724	312,175
Stock-based compensation included in costs and expenses:
Cost of revenue	$44,132	$39,491	$28,743
Operations and support	25,442	24,083	15,829
Research and development	391,983	414,324	325,624
Sales and marketing	49,867	38,243	23,385
General and administrative	239,343	208,419	172,226
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(1,584,511)	$(1,062,144)	$(1,752,857)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,154)	(931)	(2,187)
Unrealized gain (loss) on marketable securities, net of taxes	(2,089)	(1,107)	(1,011)
Other comprehensive income (loss)	(3,243)	(2,038)	(3,198)
Comprehensive loss	$(1,587,754)	$(1,064,182)	$(1,756,055)
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	302,596	$3	$8,398,927	$(5,547,571)	$2,725	$2,854,084
Issuance of common stock upon exercise of stock options	1,039	—	4,673	—	—	4,673
Issuance of common stock upon settlement of RSUs	19,762	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	892	—	21,351	—	—	21,351
Shares withheld related to net share settlement	(552)	—	(20,240)	—	—	(20,240)
Equity component of the convertible senior notes issued, net of tax and offering costs	—	—	139,224	—	—	139,224
Purchase of capped call	—	—	(132,681)	—	—	(132,681)
Stock-based compensation	—	—	565,807	—	—	565,807
Other comprehensive income	—	—	—	—	(3,198)	(3,198)
Net loss	—	—	—	(1,752,857)	—	(1,752,857)
Balance as of December 31, 2020	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	812	—	5,184	—	—	5,184
Issuance of common stock upon settlement of restricted stock units	19,926	—	—	—	—	—
Shares withheld related to net share settlement	(509)	—	(26,298)	—	—	(26,298)
Issuance of common stock under employee stock purchase plan	972	—	28,637	—	—	28,637
Settlement of convertible senior notes	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	721,710	—	—	721,710
Other comprehensive loss	—	—	—	—	(2,038)	(2,038)
Net loss	—	—	—	(1,062,144)	—	(1,062,144)
Balance as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
Adjustments related to the adoption of ASU 2020-06	—	—	(139,958)	6,488	—	(133,470)
Issuance of common stock upon exercise of stock options	112	—	454	—	—	454
Issuance of common stock upon settlement of restricted stock units	23,928	1	—	—	—	1
Shares withheld related to net share settlement	(358)	—	(6,733)	—	—	(6,733)
Issuance of common stock under employee stock purchase plan	1,535	—	21,198	—	—	21,198
Stock-based compensation	—	—	753,619	—	—	753,619
Other comprehensive loss	—	—	—	—	(3,243)	(3,243)
Net loss	—	—	—	(1,584,511)	—	(1,584,511)
Other	—	—	140	—	—	140
Balance as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668

The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(1,584,511)	$(1,062,144)	$(1,752,857)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	154,798	139,347	157,353
Stock-based compensation	750,767	724,560	565,807
Amortization of premium on marketable securities	2,955	4,100	6,461
Accretion of discount on marketable securities	(23,245)	(1,513)	(14,075)
Amortization of debt discount and issuance costs	2,823	35,575	21,050
Deferred income tax from convertible senior notes	—	—	(46,324)
(Gain) loss on sale and disposal of assets, net	(60,655)	5,538	15,216
Gain on divestiture	—	(119,284)	—
Impairment of non-marketable equity security	135,714	—	—
Other	23,592	3,321	4,518
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(275,945)	(207,046)	39,573
Operating lease right-of-use assets	96,317	61,301	61,201
Accounts payable	(27,215)	47,080	44,489
Insurance reserves	348,721	81,564	(391,398)
Accrued and other liabilities	262,358	234,212	(36,679)
Lease liabilities	(43,759)	(48,332)	(53,234)
Net cash used in operating activities	(237,285)	(101,721)	(1,378,899)
Cash flows from investing activities
Purchases of marketable securities	(4,049,515)	(3,801,736)	(4,112,677)
Purchase of non-marketable security	—	(5,000)	(10,000)
Purchases of term deposits	(13,586)	(458,021)	(1,110,317)
Proceeds from sales of marketable securities	676,854	513,009	656,960
Proceeds from maturities of marketable securities	3,308,664	3,259,221	4,745,926
Proceeds from maturities of term deposits	395,092	675,481	645,622
Purchases of property and equipment and scooter fleet	(114,970)	(79,176)	(93,639)
Cash paid for acquisitions, net of cash acquired	(146,334)	3	(12,342)
Sales of property and equipment	129,840	42,543	30,894
Proceeds from divestiture	—	122,688	—
Other	—	(2,000)	—
Net cash provided by (used in) investing activities	186,045	267,012	740,427
Cash flows from financing activities
Repayment of loans	(67,639)	(44,446)	(50,639)
Proceeds from issuance of convertible senior notes	—	—	734,065
Payment of debt issuance costs	—	—	(824)
Purchase of capped call	—	—	(132,681)
Proceeds from exercise of stock options and other common stock issuances	21,655	33,822	26,067
Taxes paid related to net share settlement of equity awards	(6,733)	(26,297)	(20,240)
Principal payments on finance lease obligations	(34,783)	(35,547)	(41,682)
Other	—	(2)	(1,500)
Net cash provided by (used in) financing activities	(87,500)	(72,470)	512,566
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(631)	(113)	(74)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(139,371)	92,708	(125,980)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	531,193	438,485	564,465
End of period	$391,822	$531,193	$438,485
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$281,090	$457,325	$319,734
Restricted cash and cash equivalents	109,368	73,205	118,559
Restricted cash, included in prepaid expenses and other current assets	1,364	663	192
Total cash, cash equivalents and restricted cash and cash equivalents	$391,822	$531,193	$438,485

Supplemental disclosures of cash flow information
Cash paid for income taxes	$10,723	$5,865	$4,037
Cash paid for interest	16,752	16,521	12,545

Non-cash investing and financing activities
Financed vehicles acquired, net of principal payments	$48,104	$56,830	$34,051
Purchases of property and equipment, and scooter fleet not yet settled	31,534	12,214	7,220
Contingent consideration	15,000	—	—
Right-of-use assets acquired under finance leases	11,428	26,640	6,556
Right-of-use assets acquired under operating leases	498	7,148	28,838
Remeasurement of finance and operating lease right of use assets for lease modification	(321)	58	—
Purchase of non-marketable securities	—	64,756	—
Settlement of pre-existing right-of-use assets under operating leases in connection with acquisition of Flexdrive	—	—	133,088
Settlement of pre-existing lease liabilities under operating leases in connection with acquisition of Flexdrive	—	—	130,089
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
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of bikes and scooters (“Light Vehicles”), the Express Drive program, where drivers can enter into short-term rental agreements with Flexdrive Services, LLC (“Flexdrive”) or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform, and Lyft Rentals, a consumer offering for users who want to rent a car for a fixed period of time for personal use, and Lyft Driver Center and Lyft Car Maintenance, where drivers and riders can request auto maintenance and collision repair services offered through the Lyft Platform in certain markets. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Company's platform, subscription fees, and revenue from bikes and bike station hardware and software sales.
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
Reclassification
Certain insignificant amounts in the non-cash investing and financing activities supplemental information on the consolidated statements of cash flow for the years ended December 31, 2021 and December 31, 2020 have been conformed to the current year presentation. This reclassification did not impact any other amounts on the consolidated statements of cash flows, including the cash flows from operating, investing, and financing activities. The remaining consolidated financial statements were not impacted by this reclassification.
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
The ongoing COVID-19 pandemic continues to impact communities in the United States, Canada, and globally. In March 2020, when it became apparent that COVID-19 was a pandemic, governments and private businesses - at the recommendation of public health officials - began enacting precautions to mitigate the spread of the virus. Although there has been an improvement in demand and marketplace health, demand for the Company’s platform has not returned to pre-pandemic levels in all markets and the exact timing, pace, and sustainability of the recovery remain uncertain. The extent to which the Company’s operations will continue to be impacted by the pandemic will depend largely on future developments which are highly uncertain and cannot be accurately predicted, including new information which may emerge. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require it to update its estimates, judgments or revise the carrying value of the Company's assets or liabilities, including the recording of any credit losses. These estimates may change, as new events occur and additional information is obtained, and could lead to impairment of long lived assets or goodwill, or credit losses associated with investments or other assets, and the impact of such changes on estimates will be recognized on the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's financial statements.
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. During the years ended December 31, 2022, 2021 and 2020, the Company did not generate material international revenues and as of December 31, 2022, 2021 and 2020, the Company did not have material assets located outside of the United States.
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue in accordance with ASC 606 from licensing and data access, primarily with third-party autonomous vehicle companies, subscription fees, auto maintenance and collision repair services and revenue from bikes and bike station hardware and software sales, which are not material components of the Company’s consolidated revenues. The Company also generates rental revenue from Flexdrive, its network of Light Vehicles and Lyft Rentals, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company's revenues as included on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue from contracts with customers (ASC 606)	$3,811,993	$2,957,979	$2,208,656
Rental revenue (ASC 842)	283,142	250,344	156,025
Total revenue	$4,095,135	$3,208,323	$2,364,681

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
The Company generates revenue from licensing and data access agreements. The Company is primarily responsible for fulfilling its promise to provide rideshare data and access to Flexdrive vehicles and bears the fulfillment risk, and the responsibility of providing the data, over the license period. The Company is acting as a principal in delivering the data and access licenses and presents revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, is determined by assigning the relative fair value to each of the performance obligations. Revenue is recorded upon delivery of the rideshare data and ratably over the quarter for access to fleet vehicles as the Company’s respective performance obligation is satisfied upon the delivery of each. These revenues are not material to the Company’s consolidated revenue.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $278.9 million, $196.2 million and $104.7 million as of December 31, 2022, 2021 and 2020, respectively. The Company's allowance for credit losses was $11.6 million, $9.3 million and $15.2 million as of December 31, 2022, 2021 and 2020, respectively. The write-offs were immaterial for the year ended December 31, 2022. The change in the allowance for credit losses for the year ended December 31, 2022 was related to $1.9 million of reductions for provision for expected credit losses and $0.4 million of write-offs. The change in the allowance for credit losses for the year ended December 31, 2021 was related to $4.5 million of additions for provision for expected credit losses and $1.4 million of write-offs. The change in the allowance for credit losses for the year ended December 31, 2020 was related to $11.7 million of additions for provision for expected credit losses and $2.7 million of write-offs.
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

(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of December 31, 2022 and 2021, the rider referral coupon liability was not material.
Light Vehicle Rider and Lyft Rentals Renter Incentives
Incentives offered to Light Vehicle riders and Lyft Rentals renters were not material for the years ended December 31, 2022 and 2021.
For the years ended December 31, 2022, 2021 and 2020, in relation to the driver, rider, Light Vehicle riders and Lyft Rentals renters incentive programs, the Company recorded $1.4 billion, $1.3 billion and $390.8 million as a reduction to revenue and $109.8 million, $64.7 million and $135.0 million as sales and marketing expense, respectively.
Refunds
From time to time the Company issues credits or refunds to riders unsatisfied by the level of service provided by the driver. There is no legal obligation to remunerate such riders nor does the Company issue such credits or refunds to riders on behalf of the drivers. The Company accounts for credits or refunds, which are not recoverable from the drivers as sales and marketing expenses when incurred. For the years ended December 31, 2022, 2021 and 2020, rider refunds were $21.5 million, $19.1 million and $18.8 million, respectively. The Company accounts for credits and refunds issued to Light Vehicle riders as cost of revenue and were $7.8 million and $6.5 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2020, refunds issued to Light Vehicle riders were not material.
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
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, driver incentives for referring new drivers or riders, advertising expenses, rider refunds and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses were $162.1 million, $145.4 million and $102.5 million, respectively, for the years ended December 31, 2022, 2021 and 2020.
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

Stock-Based Compensation
The Company incurs stock-based compensation expense primarily from RSUs, PSUs, and ESPP purchase rights.
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
The fair value of RSUs and PSUs is estimated based on the fair market value of the Company’s common stock on the date of grant, which is determined based on the closing price of the Company’s Class A common stock as reported on the date of grant.
Compensation expense for RSUs is generally recognized based on a straight-line basis over the requisite service period. Stock-based compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
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
Cash and Cash Equivalents
Cash equivalents consist of institutional money market funds and certificates of deposits denominated in U.S. dollars as well as commercial paper. Cash equivalents are highly liquid, short-term investments having an original maturity of 90 days or less that are readily convertible to known amounts of cash. Also included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of December 31, 2022, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
Light Vehicle Fleet
The Company’s Light Vehicle fleet consists of bikes and scooters. Scooters are stated at cost less accumulated depreciation and are included in prepaid expenses and other current assets on the consolidated balance sheets. Depreciation is computed using a straight-line method over the estimated useful life of the scooters, which is less than 12 months. As of December 31, 2022, there were no scooters not yet placed in service and the carrying value of scooters placed in service was $7.5 million. As of December 31, 2021, there were no scooters not yet placed in service and the carrying value of scooters placed in service was $15.3 million. Depreciation expense related to scooters was $8.6 million, $5.9 million and $7.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Bikes are included in property and equipment, net on the consolidated balance sheets.
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
Similar to other long-lived assets discussed below, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. On November 3, 2022, the Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $55.3 million. Refer to Note 16 “Restructuring” to the consolidated financial statements for further information.
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
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of its fair value. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. There was no impairment of goodwill recorded for the years ended December 31, 2022, 2021 and 2020.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. With the exception of impairment charges related to real estate operating right-of-use assets mentioned above, there was no other material impairment of long-lived assets recorded for the years ended December 31, 2022, 2021 and 2020.
Software Development Costs
The Company incurs costs related to developing the Lyft Platform and related support systems. The Company capitalizes development costs related to the Lyft Platform and related support systems once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized $12.1 million, $16.2 million, and $12.8 million of software development costs during the years ended December 31, 2022, 2021, and 2020, respectively.
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
On June 21, 2022, PVIC and DARAG completed a transaction to effectively commute and settle the previous Reinsurance Agreement. Refer to Note 6 "Supplemental Financial Statement Information - Commutation of the Reinsurance Agreement" to the consolidated financial statements for information regarding this transaction.
Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses. There were no redeemable convertible preferred shares issued and outstanding as of December 31, 2022 and 2021.
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
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of December 31, 2022.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2022, using the modified retrospective method. In the consolidated balance sheets, the adoption of this new guidance resulted in:
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
In December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of “Reference Rate Reform (Topic 848)”, from December 31, 2022 to December 31, 2024. ASC 848 provides temporary relief relating to the potential accounting impact relating to the replacement of LIBOR or other reference rates expected to be discounted as a result of reference rate reform. ASU 2022-06 is effective immediately for all entities.
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
The earn out incentives, ranging from zero to $15.0 million, is included in contingent consideration on the accompanying consolidated balance sheet at December 31, 2022 at a fair value of $15.0 million. The earn out incentives are based on hardware and software for new system sales, either earned or committed during the earn out period. It will be remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized an option-pricing model to value the earn out based on the likelihood of reaching firm-specific targets. Significant inputs used in the calculations include probability of success, duration of the earn-out and discount rate.
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
The purchase accounting for the acquisition of PBSC remains incomplete with respect to certain opening current asset and liability balances. Additionally, identifiable intangible assets, deferred tax liabilities and purchase consideration, may be adjusted as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the date of acquisition
The Company adopted ASU 2021-08 on April 1, 2022, prior to the acquisition of PBSC, the Company's only acquisition in 2022. Upon the adoption of this update, contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination are recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 as if the acquirer had originated the contracts, which would generally result in an acquirer recognizing and measuring acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. Therefore, PBSC’s historical deferred revenue balance as of May 17, 2022 has been included in the purchase price allocation in accordance with ASU 2021-08.
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
Refer to Note 17 “Variable Interest Entities” to the consolidated financial statements for information regarding the variable interest entities included in this transaction.
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
Acquisition costs were immaterial and are included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2020.
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

5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

Balance as of December 31, 2020	$182,687
Additions	—
Foreign currency translation and other adjustments	(3)
Transaction with Woven Planet	(2,168)
Balance as of December 31, 2021	$180,516
Additions	81,108
Foreign currency translation and other adjustments	(42)
Balance as of December 31, 2022	$261,582
Intangible assets, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2022
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	2.3	$41,262	$20,424	$20,838
Contractual relationship – cities and user relationships	8.2	100,429	45,059	55,370
Total intangible assets		$141,691	$65,483	$76,208

	December 31, 2021
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	2.9	$22,151	$12,643	$9,508
Contractual relationship – cities and user relationships	7.9	79,800	38,543	41,257
Total intangible assets		$101,951	$51,186	$50,765
Amortization expense was $18.4 million, $18.1 million and $29.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, future amortization of intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands).

Year ended December 31:
2023	$18,255
2024	17,308
2025	8,407
2026	8,184
2027	8,184
Thereafter	15,870
Total remaining amortization	$76,208

6. Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$3,276	$—	$—	$3,276
Money market deposit accounts	126,994	—	—	126,994
Term deposits	5,000	—	—	5,000
Certificates of deposit	502,374	295	(510)	502,159
Commercial paper	964,410	403	(1,663)	963,150
Corporate bonds	61,605	—	(104)	61,501
U.S. government securities	7,059	1	—	7,060
Total unrestricted cash equivalents and short-term investments	1,670,718	699	(2,277)	1,669,140
Restricted Balances(2)
Money market funds	93,362	—	—	93,362
Term deposits	3,539	—	—	3,539
Certificates of deposit	355,241	174	(437)	354,978
Commercial paper	596,213	243	(865)	595,591
Corporate bonds	14,933	—	(17)	14,916
U.S. government securities	74,699	2	(167)	74,534
Total restricted cash equivalents and investments	1,137,987	419	(1,486)	1,136,920
Total unrestricted and restricted cash equivalents and investments	$2,808,705	$1,118	$(3,763)	$2,806,060
_______________
(1)Excludes $126.5 million of cash and $1.1 million of marketable equity securities, which are included within the $1.8 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)Excludes $1.3 million of restricted cash, which is included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of December 31, 2022, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of December 31, 2022 was primarily related to the continued market volatility associated with market expectations of an aggressive pace of interest rate increases by the Federal Reserve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of December 31, 2022. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of December 31, 2022 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	December 31, 2022
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$188,209	$(947)
Corporate bonds	76,417	(121)
Commercial paper	718,771	(2,528)
U.S. government securities	62,801	(167)
Total available-for-sale debt securities in an unrealized loss position	$1,046,198	$(3,763)
Property and Equipment, net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2022	2021
Bike fleet	$179,330	$138,216
Leasehold improvements	91,334	100,252
Owned vehicles	143,391	150,443
Finance lease right-of-use assets	32,887	26,802
Computer equipment and software	36,271	19,103
Furniture and fixtures	5,602	5,110
Construction in progress	48,523	25,270
	537,338	465,196
Less: Accumulated depreciation	(223,936)	(167,001)
Property and equipment, net	$313,402	$298,195
Depreciation and amortization expense related to property and equipment was $127.8 million, $115.3 million, and $121.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2022	2021
Insurance-related accruals	$566,831	$336,340
Legal accruals	458,209	349,518
Ride-related accruals	181,138	196,716
Long-term debt, current	36,287	56,264
Insurance claims payable and related fees	53,280	33,696
Deferred gain related to the Reinsurance Transaction (1)	2,357	52,785
Other	263,507	239,107
Accrued and other current liabilities	$1,561,609	$1,264,426
_______________
(1)Refer to Note 2 “Summary of Significant Accounting Policies” above and the rest of this Note 6 “Supplemental Financial Information - Insurance Reserves” below for more information on this deferred gain.

Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$1,068,628	$987,064	$1,378,462
Additions[1]	1,146,482	772,321	569,180
Deductions[2]	(797,760)	(690,757)	(960,578)
Balance at end of period	$1,417,350	$1,068,628	$987,064
_______________
(1)Additions to insurance reserves include $895.0 million, $527.1 million and $569.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, for changes in estimates resulting from new developments in prior period claims. Additions also include adjustments related to the Commutation Transaction of $247.4 million for the year ended December 31, 2022. See below for more details of the "Commutation of the Reinsurance Agreement". Additions include $4.0 million and $245.2 million of reinsurance recoverable for the years ended December 31, 2022 and 2021, respectively. There was no such recoverable for the year ended December 31, 2020.
(2)Deductions include losses paid of $552.6 million, $439.4 million and $552.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, in addition to a transfer of certain legacy auto insurance liabilities of $407.9 million for the year ended December 31, 2020. Deductions include reinsurance recoverable at the beginning of the period of $245.2 million and $251.3 million for the years ended December 31, 2022 and 2021, respectively. There was no such recoverable at the beginning of the period for the year ended December 31, 2020.
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
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the Reinsurance Transaction”). The Reinsurance Agreement was on a funds withheld basis, meaning that funds are withheld by PVIC from the insurance premium owed to DARAG in order to pay future reinsurance claims on DARAG’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable was netted against the funds withheld liability balance of $271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities on the consolidated balance sheet. In addition to the initial funds withheld balance of $271.5 million, additional coverage of certain legacy insurance liabilities was collateralized by a trust account established by DARAG for the benefit of PVIC, which was $75.0 million upon consummation. At the inception of the Reinsurance Agreement, a loss of approximately $20.4 million for the total cost of the Reinsurance Transaction was recognized on the consolidated statement of operations for the year ended December 31, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses. The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material.
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
•The Company reduced its reinsurance recoverable by $247.4 million. As of December 31, 2022, the balance of reinsurance recoverables was $4.0 million, reflecting the ultimate amount it anticipates receiving from DNA as a result of this transaction. The reinsurance recoverable from DNA, net of the funds withheld liability, is included in prepaid expenses and other current assets on the consolidated balance sheets.
•The Company reduced the funds withheld liability balance by $90.3 million. As of December 31, 2022 the balance of the funds withheld liability was $1.0 million, reflecting the premium retained by PVIC for the Adverse Development Cover.
•The Company amortized deferred gains related to losses ceded under the Reinsurance Agreement by $105.7 million. As of December 31, 2022, the Company had $2.4 million of deferred gains related to losses ceded under the Reinsurance Agreement remaining following the Commutation Transaction, which are included within accrued and other current liabilities on the consolidated balance sheets.
On February 8, 2023, PVIC and DNA entered into a Commutation and Mutual Release Agreement, whereby DNA agreed to exercise its option to fully settle and commute the ADC. DNA commuted the ADC for $5.0 million consisting of a $4.0 million payment made to PVIC and the release of $1.0 million premium which was retained by PVIC as a funds withheld. As a result, PVIC recognized a gain of $3.4 million, comprised of $2.4 million amortization of the remaining deferred gain and $1.0 million related to the release of the funds withheld. PVIC also reduced its reinsurance recoverable by $4.0 million related to the payment received. The Company recorded these amounts during the first quarter of 2023.
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income	$47,142	$9,074	$43,654
Gain (loss) on sale of securities, net	(287)	687	(868)
Foreign currency exchange gains (losses), net	(4,387)	788	1,818
Sublease income	11,591	6,624	—
Gain from transaction with Woven Planet	—	119,284	—
Impairment charges(1)	(135,714)	—	—
Other, net	(18,333)	(524)	(935)
Other income (expense), net	$(99,988)	$135,933	$43,669
_______________
(1)In the third quarter of 2022, the Company impaired the entire amount of a non-marketable equity investment in addition to other assets with the investee. This impairment was triggered due to the announced winding down of the equity investee. Refer to Note 7 “Fair Value Measurements” for additional details.

7. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$3,276	$—	$—	$3,276
Certificates of deposit	—	502,159	—	502,159
Commercial paper	—	963,150	—	963,150
Corporate bonds	—	61,501	—	61,501
U.S. government securities	—	7,060	—	7,060
Total unrestricted cash equivalents and short-term investments	3,276	1,533,870	—	1,537,146
Restricted cash equivalents and investments(2)
Money market funds	93,362	—	—	93,362
Certificates of deposit	—	354,978	—	354,978
Commercial paper	—	595,591	—	595,591
Corporate bonds	—	14,916	—	14,916
U.S. government securities	—	74,534	—	74,534
Total restricted cash equivalents and investments	93,362	1,040,019	—	1,133,381
Marketable equity securities(3)	1,136	—	—	1,136
Total financial assets	$97,774	$2,573,889	$—	$2,671,663

Liabilities
Contingent consideration(4)	$—	$—	$15,000	$15,000
Total financial liabilities	$—	$—	$15,000	$15,000
_______________
(1)$126.5 million of cash, $127.0 million of money market deposit accounts and $5.0 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.8 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)$1.3 million of restricted cash and $3.5 million of a restricted term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.
(3)Included in other investments on the consolidated balance sheets.
(4)In the second quarter of 2022, the Company completed the acquisition of PBSC which included up to $15.0 million in contingent consideration to be paid over the next year. The contingent consideration was classified as a liability and included in accrued and other current liabilities on the consolidated balance sheets. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this contingent consideration.

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
During the year ended December 31, 2022, the Company did not make any transfers between the levels of the fair value hierarchy.
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
In June 2021 and June 2022, the Company received investments in a non-marketable equity security in a privately held company without a readily determinable market value as part of licensing and data access agreements. The investment had an initial carrying value of $128.1 million as of June 30, 2022 which was categorized as Level 3. The Company did not have the ability to exercise significant influence over this privately-held company and had elected to measure this investment as a non-marketable equity security and classified it in other investments on the consolidated balance sheet. The entire amount of the investment in the non-marketable equity security was impaired due to the announced winding down of the equity investee in October 2022. In addition to the impairment of this non-marketable equity security, an associated other asset was impaired, resulting in a total impairment of $135.7 million recorded to other income (expense), net on the consolidated statement of operations.
In February 2022, the issuer of the Company's $10.0 million investment in non-marketable equity securities in a privately held company was acquired by a publicly-traded company. As a result of the acquisition in exchange for the securities in the privately-held entity, the Company received common stock of a publicly-traded entity with a value of $8.4 million upon receipt, with the remainder to be received in cash. These shares are classified as marketable equity securities in the table above and measured at fair value on a recurring basis. The shares are categorized as Level 1 and changes in fair value are recorded within other income (expense), net in the consolidated statements of operations.
At December 31, 2022, there were $5.9 million of financial assets measured at fair value on a non-recurring basis within other investments on the consolidated balance sheets.
Reconciliation of Level 3 Financial Assets and Liabilities
The following table provides a reconciliation of the beginning balances of the Level 3 financial assets (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$80,411	$10,000
Additions(1)	64,044	70,260
Change in fair value(2)	(138,552)	151
Balance at end of period	$5,903	$80,411
_______________
(1)Relates to non-marketable equity securities included in other investments on the consolidated balance sheets.
(2)Includes a $128.1 million impairment related to an investment in the non-marketable equity security due to the announced winding down of the equity investee in the third quarter of 2022 and a $10.0 million reduction in securities in a privately-held company related to an exchange of securities in a privately-held entity following its acquisition. The impairment charge was recorded to other income (expense), net on the consolidated statement of operations.
The following table provides a reconciliation of the beginning balances of the Level 3 financial liabilities (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$—	$—
Additions(1)	14,100	—
Change in fair value	900	—
Balance at end of period	$15,000	$—
_______________
(1)Relates the contingent consideration from the acquisition of PBSC, which are included in accrued and other current liabilities on the consolidated balance sheets. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this contingent consideration.
8. Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 71 locations of which all leases have commenced as of December 31, 2022. These leases are classified as operating leases. As of December 31, 2022, the remaining lease terms vary from approximately two months to seven years. For certain leases the Company has options to extend the lease term for periods varying from two months to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the consolidated balance sheets. As of December 31, 2022, the remaining lease terms vary between one month to four years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of December 31, 2022
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	December 31, 2022	December 31, 2021
Operating Leases
Assets
Operating lease right-of-use assets(1)	$135,213	$223,412
Liabilities
Operating lease liabilities, current	$45,803	$53,765
Operating lease liabilities, non-current	176,356	210,232
Total operating lease liabilities	$222,159	$263,997

Finance Leases
Assets
Finance lease right-of-use assets(2)	$32,887	$26,802
Liabilities
Finance lease liabilities, current(3)	15,053	13,556
Finance lease liabilities, non-current(4)	19,921	14,242
Total finance lease liabilities	$34,974	$27,798

Weighted-average remaining lease term (years)
Operating leases	5.1	5.6
Finance leases	2.5	2.2
Weighted-average discount rate
Operating leases	6.4%	6.3%
Finance leases	5.2%	2.8%
_______________
(1)On November 3, 2022, the Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $55.3 million in the fourth quarter of 2022.
(2)This balance is included within property and equipment, net on the consolidated balance sheets and is primarily related to leases acquired in the Flexdrive transaction. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this transaction.
(3)This balance is included within other current liabilities on the consolidated balance sheets and is primarily related to leases acquired in the Flexdrive transaction. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this transaction.
(4)This balance is included within other liabilities on the consolidated balance sheets and is primarily related to leases acquired in the Flexdrive transaction. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this transaction.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the year ended December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021
Operating Leases
Operating lease cost	$67,283	$73,973

Finance Leases
Amortization of right-of-use assets	15,124	24,756
Interest on lease liabilities	1,034	1,073

Other Lease Costs
Short-term lease cost	5,355	5,264
Variable lease cost (1)	17,040	13,282
Total lease cost	$105,836	$118,348
_______________
(1)Consists primarily of common-area maintenance, taxes and utilities for real estate leases, and certain vehicle related charges under the Flexdrive program.
Sublease income was $11.6 million for the year ended December 31, 2022 and $6.6 million for the year ended December 31, 2021 which was primarily related to subleases from the Company's transaction with Woven Planet in the third quarter of 2021. Sublease income is included within other income, net on the consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the consolidated statement of operations.
On November 3, 2022, the Company committed to a plan of termination which included restructuring charges related to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs. Refer to Note 16 “Restructuring” to the consolidated financial statements for information regarding this transaction.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$76,188	$80,329
Operating cash flows from finance leases	1,095	1,102
Financing cash flows from finance leases	34,783	35,547

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the consolidated balance sheet as of December 31, 2022 (in thousands):

	Operating Leases	Finance Leases	Total Leases
2023	$66,458	$16,511	$82,969
2024	54,918	13,052	67,970
2025	42,832	5,877	48,709
2026	28,642	770	29,412
2027	25,368	1,400	26,768
Thereafter	43,234	—	43,234
Total minimum lease payments	261,452	37,610	299,062
Less: amount of lease payments representing interest	(39,293)	(2,636)	(41,929)
Present value of future lease payments	222,159	34,974	257,133
Less: current obligations under leases	(45,803)	(15,053)	(60,856)
Long-term lease obligations	$176,356	$19,921	$196,277
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
9. Commitments and Contingencies
Noncancelable Purchase Commitments
In March 2018, the Company entered into a noncancelable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of December 31, 2022, the Company has made payments of $104.6 million under the amended arrangement.
In November 2018, the Company completed the acquisition of Motivate, a New York headquartered bikeshare company. Over the approximately five years following the transaction, the Company committed to invest an aggregate of $100 million in the bikeshare program for the New York metro area. The Company also assumed certain pre-existing contractual obligations to increase the bike fleets in other locations which are not considered to be material. As of December 31, 2022, The Company has made investments in excess of $100.0 million under the arrangement.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. As of December 31, 2022, the Company has made payments totaling $29.2 million and capital equipment investments totaling $37.0 million under the arrangement.
As of December 31, 2022, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

2023	$108,519
2024	88,800
2025	94,477
2026	9,396
2027	24,240
Thereafter	—
Total future minimum payments	$325,432
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements.

None of the outstanding letters of credit are collateralized by cash. As of December 31, 2022 and 2021, the Company had letters of credit outstanding of $55.1 million and $53.1 million, respectively.
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
Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, and governmental investigations in the ordinary course of business, including suits by drivers, riders, renters, third parties and governmental entities (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, antitrust, its acquisitions, securities issuances or business practices, or public disclosures about the business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to accidents or other trust and safety incidents involving drivers or riders using the Lyft Platform.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner's cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration. On January 12, 2021, a separate lawsuit was filed in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. Plaintiffs then filed a similar lawsuit in Alameda County Superior Court on February 11, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS filed appeals to the California Court of Appeal. Oral arguments were heard on December 13, 2022 and a decision is expected soon. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. The Company and Uber filed motions to dismiss, which were denied by the court in March 2021. In September 2021, the Massachusetts Attorney General served Lyft and Uber with a motion for summary judgment on the issue of driver classification. In January 2022, before Lyft and Uber served their opposition briefs, the court continued the summary judgment motion to allow the parties more time to conduct discovery. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California or Massachusetts. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. We filed a petition to challenge the assessment, and are awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded this matter within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2022.
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
Consumer and Other Class Actions
The Company is involved in a number of putative class actions alleging violations of consumer protection, civil rights, and other laws, such as the Telephone Consumer Protection Act of 1991, or TCPA; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act, or the ADA, among others. In 2021, the Company received a favorable outcome in a case in the Northern District of California alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle (“WAV”) offerings in three Bay Area counties, Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. After hearing evidence at a 5-day bench trial, the court ruled that plaintiffs failed their burden to prove that Lyft violates the ADA. The plaintiffs did not appeal the ruling. Lyft is facing a similar ADA lawsuit seeking injunctive and other relief in the Southern District of New York, Lowell v. Lyft, Inc. On December 22, 2022, a magistrate judge recommended certification of three classes encompassing regions where Lyft does not currently offer WAV service (Westchester County, NY; New York State except New York City; and all other “non-WAV” regions in the U.S.). Lyft filed objections to the magistrate judge’s recommendation and the district judge will issue a final decision, after which a trial date will be set. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders, renters or third parties using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers, riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened claim that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of these and other plaintiffs are currently pending. Regardless of the outcome of these or other matters, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. Although the Company intends to vigorously defend against these lawsuits, its chances of success on the merits are still uncertain as these matters are at various stages of litigation and present a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable.

Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions have been filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the registration statement relating to the Company’s initial public offering (“IPO”) alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions have been consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions have also been consolidated into one action in federal court in California.
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
In the California federal court class action, on May 14, 2020, the Company filed a motion to dismiss the consolidated complaint and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the court certified the class action on August 20, 2021. On February 8, 2022, the parties informed the court they had reached an agreement in principle to settle the case on a class-wide basis, and the plaintiff filed an unopposed motion for preliminary approval of the settlement on June 16, 2022. On August 19, 2022, the putative lead plaintiffs in the California state court action filed a motion to intervene in the California federal court class action for purposes of challenging the proposed class action settlement. In response, the parties in the federal case submitted an amended stipulation of settlement on September 27, 2022 which now allows the state plaintiffs to opt-in to the federal class for purposes of objecting to the settlement, which rendered the motion to intervene moot. The federal parties’ motion for preliminary settlement approval was granted by the court on December 16, 2022. The court subsequently issued a scheduling order setting forth deadlines for notifying the class of the proposed settlement, for filing objections or opting out of the class, briefing schedules for the parties seeking final approval of the settlement and for seeking attorneys’ fees and costs, and setting a final fairness hearing for June 22, 2023.
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
10. Debt
Outstanding debt obligations as of December 31, 2022 were as follows (in thousands):

	Maturities	Interest Rate	December 31, 2022	December 31, 2021
Convertible senior notes (1)	May 2025	1.50%	$740,609	$604,317
Non-revolving Loan (2)	2022 - 2024	2.88% - 4.50%	24,429	75,680
Master Vehicle Loan (2)	2022 - 2025	2.60% - 6.85%	74,456	31,440
Total long-term debt, including current maturities			$839,494	$711,437
Less: long-term debt maturing within one year			36,287	56,264
Total long-term debt			$803,207	$655,173
_______________
(1)The Company adopted ASC 2020-06 on January 1, 2022 using the modified retrospective approach, which resulted in a $133.5 million increase to the carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs at the time of adoption.
(2)These loans were acquired as part of the Flexdrive acquisition on February 7, 2020.

The following table sets forth the primary components of interest expense as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense related to the 2025 Notes	$11,212	$11,212	$7,008
Amortization of debt discount and issuance costs (1)	2,928	35,575	21,050
Interest expense related to vehicle loans	5,595	4,848	4,620
Interest expense	$19,735	$51,635	$32,678
_______________
(1)Following the adoption of ASC 2020-06 on January 1, 2022 using the modified retrospective approach, the debt discount associated with the equity component on convertible debt outstanding is now classified as debt, which results in a decrease in the amount of interest expense being recorded each period from January 1, 2022 to maturity.
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
Following the adoption of ASU 2020-06 on January 1, 2022, the Company no longer bifurcates the 2025 Notes, but rather accounts for the conversion feature as a single debt instrument. The difference between the carrying amount and face value of the liability results in a reduced liability component. Therefore, less interest expense is being recorded each period from January 1, 2022 to maturity and the equity component is now classified as debt, eliminating the subsequent amortization of the debt discount as interest expense. Accordingly, the Company recorded a net decrease to additional paid-in capital of approximately $140.0 million, net of tax, to remove the equity component separately recorded for the conversion features associated with the 2025 Notes and equity component associated with the issuance costs, an increase of approximately $133.5 million in the carrying value of the 2025 Notes to reflect the full principal amount, net of issuance costs, and an increase to accumulated deficit of approximately $6.5 million, net of tax in the Company’s consolidated balance sheet with no impact to the Company’s consolidated statements of operations.
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception were comprised of discounts and commissions payable to the Initial Purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of December 31, 2022, the unamortized debt discount and debt issuance cost of the 2025 Notes was $6.9 million on the consolidated balance sheet.
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

During the quarter ended December 31, 2022, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on December 31, 2022, the if-converted value of the 2025 Notes was $214.6 million, which would not exceed the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

December 31, 2022
Principal	$747,498
Unamortized debt discount and debt issuance costs (1)	(6,889)
Net carrying amount of liability component	$740,609
_______________
(1)The Company adopted ASC 2020-06 on January 1, 2022 using the modified retrospective approach, which resulted in a $133.5 million increase to the carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs at the time of adoption.
As of December 31, 2022, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $656.8 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
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
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. Pursuant to the term of the Non-revolving Loan as amended on June 21, 2021 and most recently on September 27, 2022, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of December 31, 2022, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
Master Vehicle Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from 12 months to 48 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.10% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash on the consolidated balance sheets.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of December 31, 2022, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $24.9 million and $72.3 million, respectively, as of December 31, 2022 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. As of December 31, 2022, the Company made repayments of $67.6 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of December 31, 2022 were as follows (in thousands):

2023	$36,290
2024	30,920
2025	772,284
2026	—
2027	—
Thereafter	—
Total long-term debt outstanding	$839,494

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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of December 31, 2022, the Company was in compliance with all covenants of the VPA. As of December 31, 2022, the outstanding borrowings from the interim financing under the VPA was $3.0 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. As of December 31, 2022, there was no exposure to loss under the terms of the guarantee.
Revolving Credit Facility
On November 3, 2022, Lyft, Inc. entered into a revolving credit agreement (the “Revolving Credit Agreement”) by and among the Company, as the borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto from time to time.
The Revolving Credit Agreement provides the Company with a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $420.0 million that matures on the earlier of (i) November 3, 2027 and (ii) February 13, 2025, if, as of such date, the Company’s Liquidity (as defined in the Revolving Credit Agreement) minus the aggregate principal amount of the Company’s 2025 Convertible Notes (as defined in the Revolving Credit Agreement) outstanding on such date is less than $1.25 billion. Subject to certain conditions precedent, the Revolving Credit Agreement also grants the Company the option to increase the commitment under the Revolving Credit Facility by or obtain incremental term loans in an aggregate principal amount of up to $300.0 million, plus, after September 30, 2023, an unlimited amount so long as the senior secured leverage ratio does not exceed 2.50:1.00. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit. At closing, $53.5 million in letters of credit were issued under the Revolving Credit Facility and no amount had been drawn under the Revolving Credit Facility.
Under the Revolving Credit Agreement, loans bear interest, at the Company’s option, at an annual rate equal to either (i) the sum of (x) the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement) plus (y) a variable rate based on the Company’s total leverage ratio, ranging from 1.50% to 2.25% or (ii) the sum of (x) the highest of (A) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (B) the greater of the rate calculated by the Federal Reserve Bank of New York as the federal funds effective rate or the rate that is published by the Federal Reserve Bank of New York as the overnight bank funding rate, in either case, plus 0.50%, and (C) the one-month Adjusted Term SOFR Rate plus 1.00% and (y) a variable rate based on the Company’s total leverage ratio, ranging from 0.05% to 1.25%. The Company is required to pay a commitment fee between 0.225% and 0.375%, depending on the Company’s total leverage ratio, per annum on the undrawn portion available under the Revolving Credit Facility.
The Revolving Credit Agreement contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, restrict the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions or other restricted payments, engage in transactions with affiliates, and make certain investments and acquisitions. The Revolving Credit Agreement also contains financial covenants that require the Company to maintain (a) a minimum liquidity amount of at least $1.5 billion, tested on a quarterly basis, commencing with the quarter ending December 31, 2022 through the quarter ending September 30, 2023, (b) a total leverage ratio not to exceed 3.50:1:00 commencing with the quarter ending December 31, 2023 through the quarter ending September 30, 2024 and thereafter a ratio not to exceed 3.00:1:00 (with an increase to 3.50:1:00 if the Company has an acquisition for cash consideration greater than $75 million for the fiscal quarter during which such acquisition takes place and the three fiscal quarters immediately following such acquisition), and (c) a fixed charge coverage ratio of at least 1.25:1.00, commencing with the quarter ending December 31, 2023. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of representation or warranty or covenants, cross default to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the Revolving Credit Agreement becoming immediately due and payable and termination of the commitments.
The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s present and future material domestic subsidiaries. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Revolving Credit Facility are secured by a first priority interest on substantially all of the Company’s or such guarantor’s respective assets.
As of December 31, 2022, the Company was in compliance with all covenants related to the Revolving Credit Facility in all material aspects and no amounts had been drawn under the Revolving Credit Facility.
As of December 31, 2022, there was $0.2 million outstanding from other financings.
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
The following table summarizes the Company’s shares of common stock reserved for issuance as of December 31, 2022:

Options issued and outstanding under the 2008 Plan	993,145
RSUs outstanding under the 2008 Plan, the 2018 Plan, and the 2019 Plan	22,315,333
Remaining shares available for future issuance under the 2019 ESPP Plan and the 2019 Plan	72,818,573
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
The number of shares available for issuance under the 2019 Plan will be increased on January 1 of each year, beginning on January 1, 2020, in an amount equal to the least of (i) 35,000,000 shares, (ii) five percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the administrator. On January 1, 2020, an additional 15,129,789 shares of Class A common stock were reserved for issuance under the 2019 Plan. On January 1, 2021, an additional 16,186,855 shares of Class A common stock were reserved for issuance under the 2019 Plan. On January 1, 2022, an additional 17,246,911 shares of Class A common stock were reserved for issuance under the 2019 Plan.
The summary of stock option activity is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of December 31, 2021	1,105	$4.79	1.83	$41,916
Exercises	(112)	4.09
Forfeitures	—	—
Cancellations	—	—
Balance as of December 31, 2022	993	$4.87	1.89	$6,109
There were no stock options granted during the year ended December 31, 2022 and 2021. As of December 31, 2022, all outstanding options were fully vested and exercisable.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $2.9 million, $41.9 million and $36.1 million, respectively. The aggregate intrinsic value disclosed in the above table is based on the difference between the original exercise price of the stock option and the fair value of the Company’s common stock of $11.02 and $42.73 per share as of December 31, 2022 and 2021, respectively.
In the first quarter of 2019, the Company issued 3,162,797 shares of its common stock, valued at $205.6 million, pursuant to the exercise by the Company’s co-founders of all their respective vested and outstanding options (after withholding an aggregate of 3,617,460 shares of common stock subject to such options for payment of the exercise price and satisfaction of the aggregate tax withholding obligations, totaling $223.5 million, in connection with the exercise of certain of those options). In the second quarter of 2019, these shares of common stock were reclassified into shares of Class A common stock and subsequently exchanged for shares of Class B common stock.

Restricted Stock Units
The summary of restricted stock unit activity (“RSU”) is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2021	17,116	$45.75	$730,528
Granted	35,189	24.57
Vested	(23,928)	33.78
Canceled	(6,062)	34
Nonvested units as of December 31, 2022	22,315	$28.15	$244,926
Expected to vest as of December 31, 2022	21,165		$233,242
Included in the grants for the year ended December 31, 2022 are approximately 942,428 performance based restricted stock units (“PSUs”). The weighted average grant date fair value per share of the PSUs granted in the year ended December 31, 2022 was $36.72. Included in these PSUs were the following:
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
The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $354.3 million, $1.0 billion and $700.9 million, respectively. In connection with RSUs that vested in the year ended December 31, 2022, the Company withheld 358,330 shares and remitted cash payments of $6.7 million on behalf of the RSU holders to the relevant tax authorities. In connection with RSUs that vested in the year ended December 31, 2021, the Company withheld 508,934 shares and remitted cash payments of $26.3 million on behalf of the RSU holders to the relevant tax authorities. In connection with RSUs that vested in the year ended December 31, 2020, the Company withheld 551,372 shares and remitted cash payments of $20.2 million on behalf of the RSU holders to the relevant tax authorities.
The Company’s default tax withholding method for RSUs is the sell-to-cover method with the exception of RSUs held by Section 16 officers, as set forth in Rule 16a-1 of the the Securities Exchange Act of 1934, of the Company that will use the net settlement method.
2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The initial ESPP went into effect on March 27, 2019 and was amended on July 18, 2022. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The ESPP provides for consecutive, overlapping 12-month offering periods, subject to certain reset provisions as defined in the plan. The initial offering period ran from March 28, 2019 through June 30, 2020.
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. On January 1, 2020, an additional 3,025,957 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2021, an additional 3,237,371 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2022, an additional 3,449,382 shares of Class A common stock were reserved for issuance under the ESPP. As of December 31, 2022, 3,803,504 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

Stock-Based Compensation
The Company recorded stock-based compensation expense on the consolidated statements of operations for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$44,132	$39,491	$28,743
Operations and support	25,442	24,083	15,829
Research and development	391,983	414,324	325,624
Sales and marketing	49,867	38,243	23,385
General and administrative	239,343	208,419	172,226
Total stock-based compensation expense	$750,767	$724,560	$565,807
In conjunction with one of the acquisitions in 2018, the Company issued 241,390 shares of restricted stock awards to executives of an acquired company with an aggregate grant-date fair value of $11.4 million. These restricted stock awards are fully vested as of the year ended December 31, 2020. The Company recorded $4.2 million as compensation related to these vested restricted stock awards which is included in research and development expense on the consolidated statement of operations for the year ended December 31, 2020.
As of December 31, 2022, 2021, and 2020 there are no remaining unrecognized compensation costs related to unvested stock options and restricted stock awards.
As of December 31, 2022, the total unrecognized compensation cost was $499.5 million. The Company expects to recognize this expense over the remaining weighted-average period of approximately 1.0 year. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO registration statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
12. Income Taxes
The components of the provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(1,600,323)	$(1,072,489)	$(1,804,623)
Foreign	21,684	21,570	7,232
Loss before income taxes	$(1,578,639)	$(1,050,919)	$(1,797,391)
The provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current provision
Federal	$—	$—	$—
State	1,256	1,272	1,201
Foreign	4,240	7,228	1,156
Total current	$5,496	$8,500	$2,357

Deferred provision
Federal	481	639	(36,375)
State	1,256	—	(9,534)
Foreign	(1,361)	2,086	(982)
Total deferred	376	2,725	(46,891)
Total provision for (benefit from) income taxes	$5,872	$11,225	$(44,534)

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Provision at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	2.1	2.6	3.2
Permanent tax adjustments	(0.4)	(0.2)	(0.4)
Nondeductible expenses	(0.7)	(1.1)	(0.6)
Stock-based compensation	(4.9)	2.5	1.0
Convertible senior notes	—	—	2.7
Change in valuation allowance	(17.1)	(25.2)	(24.0)
Other adjustments	(0.4)	(0.7)	(0.3)
Provision for income taxes	(0.4)%	(1.1)%	2.6%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$2,127,233	$2,079,896
Insurance reserves and accruals	296,423	276,625
Stock-based compensation	19,132	38,066
Capitalized research expenses	163,370	—
Accrued legal settlement/fees	114,963	89,680
Lease liability	55,579	66,211
Accrued and other liabilities	76,311	64,555
Total deferred tax assets	2,853,011	2,615,033
Less: Valuation allowance	(2,706,982)	(2,408,647)
Deferred tax assets, net of valuation allowance	146,029	206,386
Deferred tax liabilities:
State income taxes	(124,982)	(115,768)
Operating lease right of use assets	(36,379)	(59,838)
Convertible senior notes	—	(31,892)
Total deferred tax liabilities	(161,361)	(207,498)
Net deferred tax assets (liabilities)	$(15,332)	$(1,112)
A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$2,408,647	$2,144,548	$1,751,118
Net changes in deferred tax assets and liabilities	298,335	264,099	393,430
Ending balance	$2,706,982	$2,408,647	$2,144,548
The valuation allowance increased by $298.3 million for the year ended December 31, 2022, compared to the increase of $264.1 million for the year ended December 31, 2021. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception.

As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of approximately $7.8 billion and $6.7 billion, respectively.
The federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2030 and will continue to expire through 2037, while federal net operating loss carryforwards generated in 2018 or later do not expire. The state net operating loss carryovers will begin to expire in 2023 and will continue to expire at various times depending upon individual state carryforward rules. Utilization of the net operating loss carryforwards are subject to various limitations including the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.
The Company is subject to taxation in the United States and various foreign jurisdictions. All net operating losses generated to date are subject to adjustment for U.S. federal and state income tax purposes. Additionally, all tax years remain open to examination as of December 31, 2022 with the exception of tax years beginning before 2018 in Canada and 2021 in the United Kingdom.
The Company has not provided foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2022, 2021, and 2020, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place by the 2017 Tax Act.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2022, 2021 and 2020.
13. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, RSUs, PSUs, the 2025 Notes and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(1,584,511)	$(1,062,144)	$(1,752,857)
Weighted-average shares used in computing net loss per share, basic and diluted	354,731	334,724	312,175
Net loss per share, basic and diluted	$(4.47)	$(3.17)	$(5.61)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of December 31,
	2022	2021	2020
2025 Notes(1)	19,471	19,471	19,471
Restricted stock units	20,542	16,285	33,428
Performance based restricted stock units	1,773	831	175
Stock options	993	1,105	1,919
ESPP	307	115	89
Total	43,086	37,807	55,082
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

14. Related Party Transactions
The Company's transactions with related parties were immaterial for the years ended December 31, 2022, 2021 and 2020.
15. 401(k) Plan
The Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company does not make contributions for employees.
16. Restructuring
November 2022 Restructuring Plan
In November 2022, the Company announced a restructuring plan to reduce operating expenses and adjust cash flows. As a result of the restructuring plan, in the fourth quarter of 2022, the Company recorded $29.5 million in employee severance and other employee costs costs and $9.5 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination.
The Company’s plan of termination also included restructuring charges related to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs. The Company reassessed its real estate asset groups and estimated the fair value of the space to be subleased using current market conditions. Where the carrying value of the individual asset groups exceeded their fair value, an impairment charge was recognized for the difference. During the year ended December 31, 2022, this included $55.3 million in impairment charges related to real estate operating lease right-of-use assets, $23.9 million in accelerated depreciation of certain fixed assets and $2.1 million in write-off fixed assets not yet placed into service. As a result of the above, the Company incurred net restructuring charges of $120.3 million in the year ended December 31, 2022.
In the first quarter of 2023, the Company expects to finalize the exit of certain leases as part of the plan of termination and the Company completed a transaction for the divestiture of certain assets related to the Company’s first party vehicle services business. As a result, in the first quarter of 2023, the Company expects to record lease termination penalties and impairment charges related to the cease use of certain facilities to real estate operating lease right-of-use assets. The remaining employee related charges, which include employee severance, benefits and stock-based compensation, will not be material in the first quarter of 2023.
The following table summarizes the above restructuring related charges (benefits) by line item within the Company’s consolidated statements of operations where they were recorded in the year ended December 31, 2022 (in thousands):

	Stock-Based Compensation	Severance and Other Employee Costs	Right-of-Use Asset Impairments and Other Costs	Accelerated Depreciation	Total
Cost of revenue	$182	$1,612	$—	$—	$1,794
Operation and support	(31)	5,173	4,851	8,680	18,673
Research and development	3,818	9,706	15,393	36	28,953
Sales and marketing	458	3,123	—	—	3,581
General and administrative	5,082	9,861	37,120	15,192	67,255
Total	$9,509	$29,475	$57,364	$23,908	$120,256
Cash paid for restructuring in 2022 was related to severance and other employee costs which include cash severance expense and other termination benefits. As of December 31, 2022, there were $1.6 million in restructuring-related liabilities. As of December 31, 2021, there were no restructuring-related liabilities.
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
17. Variable Interest Entities
As part of its acquisition of PBSC, the Company acquired several joint ventures (“JVs”) which were deemed to be variable interest entities (“VIEs”) in accordance with ASC 810 Consolidation on the acquisition date. The Company determined that PBSC is the primary beneficiary of one of the acquired VIEs, in which it owns an 80% equity interest, as PBSC has the power to direct the majority of the activities of the VIE that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits. As PBSC is the primary beneficiary of the VIE, the assets, liabilities, non-controlling interest, revenues and operating results are included in the consolidated financial statements. During the quarter ended September 30, 2022, PBSC entered into another joint venture deemed to be a VIE which was accounted for under the equity method which was immaterial.
The acquisition date fair value of the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeds the carrying value and is recorded within other investments in the consolidated balance sheet. The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make which was immaterial as of December 31, 2022.
The Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the consolidated statements of operations, and as an adjustment to its investment in VIEs in the consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the consolidated statements of operations for the period ended December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
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
In accordance with guidance issued by the staff of the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded PBSC Urban Solutions, Inc. (“PBSC”), which the Company acquired in the second quarter of 2022. See Note 3 “Acquisitions” to the consolidated financial statements for additional information on the Company’s acquisition of PBSC, our wholly-owned subsidiary. We have included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. PBSC represented approximately 2% of consolidated total assets as of December 31, 2022, and 1% of consolidated total revenue for the fiscal year ended December 31, 2022.
Our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Stockholders’ Equity (Deficit)
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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-38846	3.1	5/14/2019

3.2	Amended and Restated Bylaws of the registrant, as amended, as currently in effect.	8-K	001-38846	3.1	11/08/2022

4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-229996	4.1	3/18/2019

4.2	Description of Capital Stock.

4.3	Indenture, dated as of May 15, 2020, between Lyft, Inc. and U.S. Bank National Association, as trustee.	8-K	001-38846	4.1	5/15/2020

4.4	Form of 1.50% Convertible Senior Notes due 2025 (included in Exhibit 4.3).	8-K	001-38846	4.2	5/15/2020

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-229996	10.1	3/1/2019

10.2+	Lyft, Inc. 2019 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.2	3/18/2019

10.3+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.	10-Q	001-38846	10.1	11/12/2020

10.4+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements, as amended and restated as of July 18, 2022.

10.5+	Lyft, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.4	3/18/2019

10.6+	Lyft, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.5	3/18/2019

10.7+	Lyft, Inc. Executive Change in Control and Severance Plan.	S-1	333-229996	10.6	3/1/2019

10.8+	Lyft, Inc. Outside Director Compensation Policy, amended on March 22, 2022.	10-Q	001-38846	10.1	5/10/2022

10.9+	Employment Letter Agreement between the registrant and Logan Green, dated as of March 12, 2019.	S-1/A	333-229996	10.8	3/18/2019

10.10+	Employment Letter Agreement between the registrant and John Zimmer, dated as of March 14, 2019.	S-1/A	333-229996	10.9	3/18/2019

10.11+	Employment Letter Agreement between the registrant and Kristin Sverchek, dated as of March 8, 2019.	S-1/A	333-229996	10.10	3/18/2019

10.12+	Employment Letter Agreement between the registrant and Ashwin Raj, dated as of February 16, 2022.	10-K	001-38846	10.13	2/28/2022

10.13+	Employment Letter Agreement between the registrant and Elaine Paul, dated as of November 26, 2021.	10-K	001-38846	10.14	2/28/2022

10.14(i)	Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of April 8, 2016 as amended on September 27, 2017, May 31, 2018, June 11, 2018 and September 24, 2018.	S-1/A	333-229996	10.14	3/18/2019

10.14(ii)	Fifth Amendment to Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of November 18, 2019.	10-K	001-38846	10.14(ii)	2/28/2020

10.15(i)	Sublease between the registrant and Dropbox, Inc., dated as of February 23, 2016.	S-1/A	333-229996	10.15	3/18/2019

10.15(ii)	First Amendment to Sublease between the registrant and Dropbox, Inc., dated as of November 18, 2022.

10.16	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	5/15/2020

10.17	Revolving Credit Agreement, dated as of November 3, 2022, by and among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A, as the administrative agent	8-K	001-38846	10.1	11/7/2022

21.1	List of subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Lyft, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2022, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2022, 2021, and 2020; (iii) Consolidated Balance Sheets as of December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, 2021, and 2020; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2022, 2021, and 2020; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Lyft, Inc’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (included as Exhibit 101).
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

LYFT, INC.

Date: February 27, 2023	By:	/s/ Logan Green
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

Signature	Title	Date

/s/ Logan Green	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Logan Green

/s/ John Zimmer	President and Vice Chair	February 27, 2023
John Zimmer

/s/ Elaine Paul	Chief Financial Officer (Principal Financial Officer)	February 27, 2023
Elaine Paul
/s/ Lisa Blackwood-Kapral	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
Lisa Blackwood-Kapral
/s/ Prashant (Sean) Aggarwal	Chair	February 27, 2023
Prashant (Sean) Aggarwal
/s/ Ariel Cohen	Director	February 27, 2023
Ariel Cohen
/s/ Valerie Jarrett	Director	February 27, 2023
Valerie Jarrett
/s/ David Lawee	Director	February 27, 2023
David Lawee
/s/ Ann Miura-Ko	Director	February 27, 2023
Ann Miura-Ko
/s/ David Risher	Director	February 27, 2023
David Risher
/s/ David E. Stephenson	Director	February 27, 2023
David E. Stephenson
/s/ Mary Agnes (Maggie) Wilderotter	Director	February 27, 2023
Mary Agnes (Maggie) Wilderotter