Form 10-Q
period 2023-03-31
Lyft, Inc.
filed 2023-05-08
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 1, 2023, the number of shares of the registrant’s Class A common stock outstanding was 369,520,154 and the number of shares of the registrant’s Class B common stock outstanding was 8,602,629.

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
•our restructuring actions, including the costs of such actions and the impact of such actions on our business and financial performance;
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
•our prices and pricing methodologies and our expectations for the impact of pricing on our competitive position and our financial results;
•our expectations regarding outstanding and potential litigation, including with respect to the classification of drivers on our platform;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to the classification of drivers on our platform, taxation, privacy and data protection;
•our ability to manage and insure risks associated with our Transportation-as-a-Service network, including auto-related and operations-related risks, and our expectations regarding insurance costs and estimated insurance reserves;
•our expectations regarding new and evolving markets and our efforts to address these markets;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth and business operations;
•our expectations concerning relationships with third-parties;
•our ability to maintain, protect and enhance our intellectual property;
•our expectations concerning macroeconomic conditions, including the impact of inflation, uncertainty in the global banking and financial services markets and the COVID-19 pandemic;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$509,576	$281,090
Short-term investments	1,245,220	1,515,702
Prepaid expenses and other current assets	792,708	786,067
Total current assets	2,547,504	2,582,859
Restricted cash and cash equivalents	228,487	109,368
Restricted investments	835,849	1,027,506
Other investments	26,493	26,390
Property and equipment, net	424,444	313,402
Operating lease right of use assets	110,042	135,213
Intangible assets, net	71,732	76,208
Goodwill	262,288	261,582
Other assets	22,627	23,903
Total assets	$4,529,466	$4,556,431
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$103,296	$107,801
Insurance reserves	1,353,703	1,417,350
Accrued and other current liabilities	1,636,759	1,561,609
Operating lease liabilities — current	41,666	45,803
Total current liabilities	3,135,424	3,132,563
Operating lease liabilities	161,800	176,356
Long-term debt, net of current portion	793,422	803,207
Other liabilities	56,824	55,637
Total liabilities	4,147,470	4,167,763
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of March 31, 2023 and December 31, 2022; 369,516,490 and 361,552,359 Class A shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively; 100,000,000 Class B shares authorized as of March 31, 2023 and December 31, 2022; 8,602,629 Class B shares issued and outstanding, as of March 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	10,514,527	10,335,013
Accumulated other comprehensive income (loss)	(4,291)	(5,754)
Accumulated deficit	(10,128,244)	(9,940,595)
Total stockholders’ equity	381,996	388,668
Total liabilities and stockholders’ equity	$4,529,466	$4,556,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$1,000,548	$875,575
Costs and expenses
Cost of revenue	548,992	440,294
Operations and support	98,926	98,600
Research and development	196,904	192,754
Sales and marketing	115,941	126,329
General and administrative	256,540	216,941
Total costs and expenses	1,217,303	1,074,918
Loss from operations	(216,755)	(199,343)
Interest expense	(5,433)	(4,549)
Other income (expense), net	37,215	9,763
Loss before income taxes	(184,973)	(194,129)
Provision for (benefit from) income taxes	2,676	2,803
Net loss	$(187,649)	$(196,932)
Net loss per share, basic and diluted	$(0.50)	$(0.57)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	373,727	346,558
Stock-based compensation included in costs and expenses:
Cost of revenue	$10,769	$9,922
Operations and support	5,928	5,590
Research and development	93,505	80,765
Sales and marketing	11,684	10,572
General and administrative	58,497	46,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(187,649)	$(196,932)
Other comprehensive income (loss)
Foreign currency translation adjustment	49	737
Unrealized gain (loss) on marketable securities, net of taxes	1,414	(8,438)
Other comprehensive income (loss)	1,463	(7,701)
Comprehensive loss	$(186,186)	$(204,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
Adjustments related to the adoption of ASU 2020-06	—	—	(139,958)	6,488	—	(133,470)
Issuance of common stock upon exercise of stock options	65	—	90	—	—	90
Issuance of common stock upon settlement of restricted stock units	3,602	—	—	—	—	—
Shares withheld related to net share settlement	(44)	—	(1,807)	—	—	(1,807)
Stock-based compensation	—	—	156,595	—	—	156,595
Other comprehensive loss	—	—	—	—	(7,701)	(7,701)
Net loss	—	—	—	(196,932)	—	(196,932)
Balances as of March 31, 2022	348,561	$3	$9,721,213	$(8,553,016)	$(10,212)	$1,157,988

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
Issuance of common stock upon exercise of stock options	82	—	297	—	—	297
Issuance of common stock upon settlement of restricted stock units	7,985	—	—	—	—	—
Shares withheld related to net share settlement	(103)	—	(1,166)	—	—	(1,166)
Stock-based compensation	—	—	180,383	—	—	180,383
Other comprehensive income (loss)	—	—	—	—	1,463	1,463
Net loss	—	—	—	(187,649)	—	(187,649)
Balance as of March 31, 2023	378,119	$4	$10,514,527	$(10,128,244)	$(4,291)	$381,996
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(187,649)	$(196,932)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27,230	31,788
Stock-based compensation	180,383	153,743
Amortization of premium on marketable securities	80	1,063
Accretion of discount on marketable securities	(13,624)	(1,238)
Amortization of debt discount and issuance costs	666	653
Gain on sale and disposal of assets, net	(7,575)	(13,723)
Other	3,489	1,835
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(1,115)	(187,884)
Operating lease right-of-use assets	18,978	13,497
Accounts payable	(4,295)	(33,932)
Insurance reserves	(63,647)	(2,748)
Accrued and other liabilities	(15,306)	96,242
Lease liabilities	(11,655)	(14,707)
Net cash used in operating activities	(74,040)	(152,343)
Cash flows from investing activities
Purchases of marketable securities	(598,640)	(661,728)
Proceeds from sales of marketable securities	223,114	202,246
Proceeds from maturities of marketable securities	846,440	224,865
Proceeds from maturities of term deposits	5,000	175,000
Purchases of property and equipment and scooter fleet	(46,799)	(30,310)
Sales of property and equipment	20,256	15,685
Net cash provided by (used in) investing activities	449,371	(74,242)
Cash flows from financing activities
Repayment of loans	(21,145)	(12,266)
Proceeds from exercise of stock options and other common stock issuances	297	90
Taxes paid related to net share settlement of equity awards	(1,165)	(1,807)
Principal payments on finance lease obligations	(5,730)	(8,031)
Net cash used in financing activities	(27,743)	(22,014)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	17	89
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	347,605	(248,510)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	391,822	531,193
End of period	$739,427	$282,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$509,576	$214,868
Restricted cash and cash equivalents	228,487	67,152
Restricted cash, included in prepaid expenses and other current assets	1,364	663
Total cash, cash equivalents and restricted cash and cash equivalents	$739,427	$282,683

Non-cash investing and financing activities
Financed vehicles acquired, net of principal payments	$98,373	$20,279
Purchases of property and equipment, and scooter fleet not yet settled	7,547	9,198
Right-of-use assets acquired under finance leases	5,367	4,002
Right-of-use assets acquired under operating leases	672	1,426
Remeasurement of finance and operating lease right of use assets	(8,105)	1,217
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
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of bikes and scooters (“Light Vehicles”), the Express Drive program, where drivers can enter into short-term rental agreements with the Company's wholly-owned subsidiary, Flexdrive Services, LLC (“Flexdrive”), or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform, and Lyft Rentals, the Company's consumer offering for users who want to rent a car through third party partners. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Company's platform, subscription fees, and revenue from bikes and bike station hardware and software sales.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the U.S. Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K.
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
The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
Reclassification
Certain insignificant amounts in the non-cash investing and financing activities supplemental information on the condensed consolidated statements of cash flow for the three months ended March 31, 2022 have been conformed to the current year presentation. This reclassification did not impact any other amounts on the condensed consolidated statements of cash flows, including the cash flows from operating, investing, and financing activities. The remaining condensed consolidated financial statements were not impacted by this reclassification.
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
The extent to which the Company’s operations will continue to be impacted by COVID-19 may depend on future developments which are uncertain and cannot be accurately predicted. As of the date of issuance of the financial statements, the Company is not aware of any material event or circumstance that would require it to update its estimates, judgments or revise the carrying value of the Company's assets or liabilities. These estimates may change, as new events occur and additional information is obtained including those related to COVID-19, and could lead to changes on estimates will be recognized on the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's financial statements.
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue in accordance with ASC 606 from licensing and data access, subscription fees, auto maintenance and collision repair services and revenue from bikes and bike station hardware and software sales, which are not material components of the Company's condensed consolidated revenues. The Company also generates rental revenue from Flexdrive and its network of Light Vehicles which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company’s revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue from contracts with customers (ASC 606)	$952,697	$818,099
Rental revenue (ASC 842)	47,851	57,476
Total revenue	$1,000,548	$875,575
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

The Company generates revenue from licensing and data access agreements. The Company is primarily responsible for fulfilling its promise to provide rideshare data and access to Flexdrive vehicles and bears the fulfillment risk, and the responsibility of providing the data, over the license period. The Company is acting as a principal in delivering the data and access licenses and presents revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, is determined by assigning the relative fair value to each of the performance obligations. Revenue is recorded upon delivery of the rideshare data and ratably over the quarter for access to fleet vehicles as the Company’s respective performance obligation is satisfied upon the delivery of each. These revenues are not material to the Company's consolidated revenue.
Rental Revenue (ASC 842)
The Company generates rental revenues primarily from Flexdrive, its network of Light Vehicles. Rental revenues are recognized for rental and rental related activities where an identified asset is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842.
The Company operates a fleet of rental vehicles through its independently managed subsidiary, Flexdrive, comprised of both owned vehicles and vehicles leased from third-party leasing companies. The Company either leases or subleases vehicles to drivers, and as a result, the Company considers itself to be the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. Fleet operating costs include monthly fixed lease payments and other vehicle operating or ownership costs, as applicable. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis on the condensed consolidated financial statements. Drivers who rent vehicles are charged rental fees, which the Company collects from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.
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
Due to the short-term nature of the Flexdrive and Light Vehicle transactions, the Company classifies these rentals as operating leases. Revenue generated from single-use ride fees paid by Light Vehicle riders is recognized upon completion of each related ride. Revenue generated from Flexdrive is recognized evenly over the rental period, which is typically seven days or less.
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
The Company records an allowance for credit losses for fees owed for completed transactions that may never settle or be collected in accordance with Accounting Standards Update No. 2016-13 "Financial Instruments—Credit Losses". The allowance for credit losses reflects the Company’s current estimate of expected credit losses inherent in the enterprise and trade receivables balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and as needed, and amounts are written off when determined to be uncollectible.
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $331.6 million and $278.9 million as of March 31, 2023 and December 31, 2022, respectively. The Company's allowance for credit losses was $10.5 million and $11.6 million as of March 31, 2023 and December 31, 2022, respectively. The change in the allowance for credit losses for the three months ended March 31, 2023 were immaterial.
Incentive Programs
The Company offers incentives to attract drivers, riders and Light Vehicle riders to use the Lyft Platform. Drivers generally receive cash incentives while riders and Light Vehicle riders generally receive free or discounted rides under such incentive programs. Incentives provided to drivers and Light Vehicle riders, the customers of the Company, are accounted for as a reduction of the transaction price. As the riders are not the Company’s customers, incentives provided to riders are generally recognized as sales and marketing expense except for certain pricing programs described below.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of March 31, 2023 and December 31, 2022, the rider referral coupon liability was not material.
Light Vehicle Rider Incentives
Incentives offered to Light Vehicle riders were not material for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $303.7 million as a reduction to revenue and $23.3 million as sales and marketing expense. For the three months ended March 31, 2022, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $349.9 million as a reduction to revenue and $24.9 million as sales and marketing expense.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of March 31, 2023, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
Non-marketable Equity Securities
The Company has elected to measure its investments in non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable transactions for identical or similar investments of the same issuer or impairment. The Company qualitatively assesses whether indicators of impairment exist. Factors considered in this assessment include the investees’ financial and liquidity position, access to capital resources, macroeconomic conditions, and the time since the last adjustment to fair value, among others. If an impairment exists, the Company estimates the fair value of the investment by using the best information available, which may include cash flow projections or other available market data, and recognizes a loss for the amount by which the carrying value exceeds the fair value of the investment on the condensed consolidated statements of operations.
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
On June 21, 2022, PVIC and DARAG completed a transaction to effectively commute and settle the previous Reinsurance Agreement. On February 8, 2023, PVIC and a DARAG affiliate, DNA Insurance Company (“DNA”), entered into a Commutation and Mutual Release Agreement, whereby DNA agreed to exercise its option to fully settle and commute the Adverse Development Cover Reinsurance Agreement ("ADC"). Refer to Note 4 "Supplemental Financial Statement Information - Commutation of the Reinsurance Agreement" to the condensed consolidated financial statements for information regarding this transaction.
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
Lessor
The Company’s lease arrangements include vehicle rentals to drivers or renters under the Flexdrive program and Light Vehicle rentals to single-use riders. Due to the short-term nature of these arrangements, the Company classifies these leases as operating leases. The Company does not separate lease and non-lease components, such as insurance or roadside assistance provided to the lessee, in its lessor lease arrangements. Lease payments are primarily fixed and are recognized as revenue in the period over which the lease arrangement occurs. Taxes or other fees assessed by governmental authorities that are both imposed on and concurrent with each lease revenue-producing transaction and collected by the Company from the lessee are excluded from the consideration in its lease arrangements. The Company mitigates residual value risk of its leased assets by performing regular maintenance and repairs, as necessary, and through periodic reviews of asset depreciation rates based on the Company's ongoing assessment of present and estimated future market conditions.
Lessee
The Company’s leases include real estate property to support its operations and Flexdrive vehicles that may be used by drivers to provide ridesharing services on the Lyft Platform. For leases with a term greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not separate lease and non-lease components of contracts for real estate property leases, but has elected to do so for vehicle leases when non-lease components exist in these arrangements. For certain leases, the Company also applies a portfolio approach to account for right-of-use assets and lease liabilities that are similar in nature and have nearly identical contract provisions.
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
Similar to other long-lived assets discussed below, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. On November 3, 2022, the Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $10.5 million and $55.3 million as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for further information.
Variable Interest Entities
In accordance with Accounting Standards Codification Topic 810, Consolidation (“ASC 810”), Consolidation, the Company evaluates its ownership, contractual and other interests in entities to assess whether it has a variable interest in entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). These evaluations are complex, involving judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. For an entity to qualify as a VIE, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and, if so, to consolidate such entity into its condensed consolidated financial statements.
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of March 31, 2023.
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
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires companies to apply the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. This will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. This new standard became effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year, with early adoption permitted. The Company adopted ASU 2021-08 in the second quarter of 2022 on a prospective basis. There were no acquisitions in the first quarter of 2022.
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

3.    Acquisitions
Acquisition of PBSC Urban Solutions Inc. ("PBSC")
On May 17, 2022 (the “Closing Date”), the Company completed its acquisition of one hundred percent of the outstanding equity of PBSC, a global leader in bikeshare that supplies stations and bikes to markets internationally, for a total purchase price of $163.5 million inclusive of $14.1 million in estimated fair value of contingent consideration. The acquisition was treated as a business combination and increases the Company’s scale in micromobility by leveraging PBSC’s deep sales experience and customer relationships.
Acquisition costs were immaterial and are included in general and administrative expenses in the condensed consolidated statements of operations.
The earn out incentives, ranging from zero to $15.0 million, are included in contingent consideration on the accompanying condensed consolidated balance sheet at March 31, 2023 at a fair value of $15.0 million. The earn out incentives are based on hardware and software for new system sales, either earned or committed during the earn out period. They will be remeasured on a recurring basis at fair value. To estimate the fair value of the contingent consideration liability, management utilized an option-pricing model to value the earn out based on the likelihood of reaching firm-specific targets. Significant inputs used in the calculations include probability of success, duration of the earn-out and discount rate.
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
The purchase accounting for the acquisition of PBSC remains incomplete with respect to certain opening current asset and liability balances. Additionally, identifiable intangible assets, deferred tax liabilities and purchase consideration, may be adjusted as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the date of acquisition. During the measurement period, the Company recorded immaterial price adjustments resulting in an increase in goodwill.
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
The fair value of the customer relationships – cities was determined to be $22.2 million with estimated useful lives between seven years and eleven years. The fair value of the customer relationships – cities was determined using the multi-period excess earnings. The multi-period excess earnings approach involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate.
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

4.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	March 31, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$190,823	$—	$—	$190,823
Money market deposit accounts	126,602	—	—	126,602
Certificates of deposit	384,705	134	(351)	384,488
Commercial paper	1,004,061	294	(892)	1,003,463
U.S. government securities	24,846	26	—	24,872
Total unrestricted cash equivalents and short-term investments	1,731,037	454	(1,243)	1,730,248
Restricted Balances(2)
Money market funds	119,551	—	—	119,551
Term deposits	3,539	—	—	3,539
Certificates of deposit	272,184	73	(191)	272,066
Commercial paper	602,512	138	(499)	602,151
Corporate bonds	3,227	—	(6)	3,221
U.S. government securities	63,785	62	(18)	63,829
Total restricted cash equivalents and investments	1,064,798	273	(714)	1,064,357
Total unrestricted and restricted cash equivalents and investments	$2,795,835	$727	$(1,957)	$2,794,605
_______________
(1)Excludes $24.5 million of cash, which is included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $1.4 million of restricted cash, which is included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
_______________
(1)Excludes $126.5 million of cash and $1.1 million in marketable equity securities, which is included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of March 31, 2023, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of March 31, 2023 were primarily related to the continued market volatility associated with uncertain economic outlook. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of March 31, 2023. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of March 31, 2023 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	March 31, 2023
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$286,583	$(542)
Corporate bonds	3,221	(6)
Commercial paper	758,489	(1,391)
U.S. government securities	9,567	(18)
Total available-for-sale debt securities in an unrealized loss position	$1,057,860	$(1,957)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Insurance-related accruals	$582,690	$566,831
Legal accruals	425,873	458,209
Ride-related accruals	201,884	181,138
Long-term debt, current	29,879	36,287
Insurance claims payable and related fees	38,196	53,280
Deferred gain related to the Reinsurance Transaction (1)	—	2,357
Other	358,237	263,507
Accrued and other current liabilities	$1,636,759	$1,561,609
_______________
(1)Refer to Note 2 “Summary of Significant Accounting Policies” above and the rest of this Note 4 “Supplemental Financial Information - Insurance Reserves” below for more information on this deferred gain.
Insurance Reserves
Reinsurance of Certain Legacy Auto Liability Insurance
On April 22, 2021, the Company’s wholly-owned subsidiary, PVIC, entered into a Reinsurance Agreement with DARAG, under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (“the Reinsurance Transaction”). The Reinsurance Agreement was on a funds withheld basis, meaning that funds are withheld by PVIC from the insurance premium owed to DARAG in order to pay future reinsurance claims on DARAG’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable of $251.3 million was established, and since a contractual right of offset exists, the reinsurance recoverable was netted against the funds withheld liability balance of $271.5 million for a $20.2 million net funds withheld liability balance included in accrued and other current liabilities on the condensed consolidated balance sheet. In addition to the initial funds withheld balance of $271.5 million, additional coverage of certain legacy insurance liabilities was collateralized by a trust account established by DARAG for the benefit of PVIC, which was $75.0 million upon consummation. At the inception of the Reinsurance Agreement, a loss of approximately $20.4 million for the total cost of the Reinsurance Transaction was recognized on the condensed consolidated statement of operations for the year ended December 31, 2021, with $20.2 million in cost of revenue and $0.2 million in general and administrative expenses.
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
In addition, the Commutation Agreement caused a DARAG affiliate, DNA, to simultaneously enter into an Adverse Development Cover Reinsurance Agreement (“ADC”) with PVIC (the Commutation Agreement and the ADC will collectively be referred to as the “Commutation Transaction”). Under the terms of the ADC, DNA agreed to reinsure up to $20 million of the legacy insurance liabilities contemplated in the Reinsurance Agreement for a premium of $1.0 million, which would be retained by PVIC on a funds withheld basis. DNA also had the option to commute this agreement for $5.0 million prior to November 1, 2023, which would be offset by any premiums retained as funds withheld.
As a result of the Commutation Transaction, the Company noted the following impacts on its financial statements:
•The Company recognized a $36.8 million gain in cost of revenue in the three months ended June 30, 2022, including amortization of a portion of the previously recognized deferred gain.
•The Company reduced its reinsurance recoverable by $247.4 million and the funds withheld liability balance by $90.3 million.
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
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$34,091	$2,654
Gain (loss) on sale of securities, net	(115)	1
Foreign currency exchange gains (losses), net	859	77
Sublease income	1,290	3,714
Other, net	1,090	3,317
Other income (expense), net	$37,215	$9,763

5.    Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$190,823	$—	$—	$190,823
Certificates of deposit	—	384,488	—	384,488
Commercial paper	—	1,003,463	—	1,003,463
U.S. government securities	—	24,872	—	24,872
Total unrestricted cash equivalents and short-term investments	190,823	1,412,823	—	1,603,646
Restricted cash equivalents and investments(2)
Money market funds	119,551	—	—	119,551
Certificates of deposit	—	272,066	—	272,066
Commercial paper	—	602,151	—	602,151
Corporate bonds	—	3,221	—	3,221
U.S. government securities	—	63,829	—	63,829
Total restricted cash equivalents and investments	119,551	941,267	—	1,060,818
Total financial assets	$310,374	$2,354,090	$—	$2,664,464

Liabilities
Contingent consideration(3)	$—	$—	$15,000	$15,000
Total financial liabilities	$—	$—	$15,000	$15,000
_______________
(1)$24.5 million of cash, $126.6 million of money market deposit accounts and $3.5 million of a term deposit are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$1.4 million of restricted cash is not subject to recurring fair value measurement and therefore excluded from this table. However, this balance is included within the $1.1 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.
(3)In the second quarter of 2022, the Company completed the acquisition of PBSC which included up to $15.0 million in contingent consideration to be paid over the next year. The contingent consideration was classified as a liability and included in accrued and other current liabilities on the condensed consolidated balance sheets. Refer to Note 3 "Acquisitions" to the condensed consolidated financial statements for information regarding this contingent consideration.

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
(4)In the second quarter of 2022, the Company completed the acquisition of PBSC which included up to $15.0 million in contingent consideration to be paid over the next year. The contingent consideration was classified as a liability and is included in accrued and other current liabilities on the condensed consolidated balance sheets. Refer to Note 3 "Acquisitions" to the condensed consolidated financial statements for information regarding this contingent consideration.
During the three months ended March 31, 2023, the Company did not make any transfers between the levels of the fair value hierarchy.
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

In February 2022, the issuer of the Company's $10.0 million investment in non-marketable equity securities in a privately held company was acquired by a publicly-traded company. As a result of the acquisition in exchange for the securities in the privately-held entity, the Company received common stock of a publicly-traded entity with a value of $8.4 million upon receipt, with the remainder to be received in cash. These shares were classified as marketable equity securities and measured at fair value on a recurring basis. The shares were categorized as Level 1 and changes in fair value were recorded within other income (expense), net in the condensed consolidated statements of operations. In March 2022, the Company sold its shares resulting in a recognized loss recorded to other income (expense), net in the condensed consolidated statements of operations.
At March 31, 2023, there were $5.9 million of financial assets measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets.
Reconciliation of Level 3 Financial Assets and Liabilities
The following table provides a reconciliation of the beginning balances of the Level 3 financial assets (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$5,903	$80,411
Additions(1)	—	—
Change in fair value	—	(10,208)
Balance at end of period	$5,903	$70,203
_______________
(1)Relates to non-marketable equity securities included in other investments on the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning balances of the Level 3 financial liabilities (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period(1)	$15,000	$—
Additions	—	—
Change in fair value	—	—
Balance at end of period	$15,000	$—
_______________
(1)Relates the contingent consideration from the acquisition of PBSC in the second quarter of 2022 which is expected to be paid over the next year. The contingent consideration was classified as a liability and is included in accrued and other current liabilities on the condensed consolidated balance sheets. Refer to Note 3 "Acquisitions" to the condensed consolidated financial statements for information regarding this contingent consideration.
6.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 70 locations with 69 commenced leases and 1 not yet commenced lease having an initial term of 12 months or longer as of March 31, 2023. These leases are classified as operating leases. As of March 31, 2023, the remaining lease terms vary from approximately one month to seven years. For certain leases the Company has options to extend the lease term for periods varying from two months to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of March 31, 2023, the remaining lease terms vary between one month to four years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of March 31, 2023
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	March 31, 2023	December 31, 2022
Operating Leases
Assets
Operating lease right-of-use assets(1)	$110,042	$135,213
Liabilities
Operating lease liabilities, current	$41,666	$45,803
Operating lease liabilities, non-current	161,800	176,356
Total operating lease liabilities	$203,466	$222,159

Finance Leases
Assets
Finance lease right-of-use assets(2)	$33,182	$32,887
Liabilities
Finance lease liabilities, current(3)	15,993	15,053
Finance lease liabilities, non-current(4)	19,316	19,921
Total finance lease liabilities	$35,309	$34,974

Weighted-average remaining lease term (years)
Operating leases	5.0	5.1
Finance leases	2.3	2.5
Weighted-average discount rate
Operating leases	6.7%	6.4%
Finance leases	5.4%	5.2%
_______________
(1)The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred charges related to real estate operating right-of-use assets of $10.5 million in the first quarter of 2023 and $55.3 million in the fourth quarter of 2022.
(2)This balance is included within property and equipment, net on the condensed consolidated balance sheets and is primarily related to Flexdrive leases.
(3)This balance is included within other current liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive leases.
(4)This balance is included within other liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive leases.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating Leases
Operating lease cost	$11,558	$17,603

Finance Leases
Amortization of right-of-use assets	3,832	4,195
Interest on lease liabilities	408	189

Other Lease Costs
Short-term lease cost	978	1,477
Variable lease cost (1)	2,239	4,208
Total lease cost	$19,015	$27,672
_______________
(1)Consists primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
Sublease income was $1.3 million for the three months ended March 31, 2023 and $3.7 million for the three months ended March 31, 2022 which were primarily related to subleases from the Company's transaction with Woven Planet Holdings in the third quarter of 2021. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the condensed consolidated statement of operations.
The Company committed to a plan of termination which included restructuring charges related to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding this transaction.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,983	$19,622
Operating cash flows from finance leases	497	241
Financing cash flows from finance leases	5,730	8,031

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2023 (in thousands):

	Operating Leases	Finance Leases	Total Leases
2023	$39,167	$15,705	$54,872
2024	54,949	13,561	68,510
2025	45,511	6,647	52,158
2026	31,299	889	32,188
2027	27,436	835	28,271
Thereafter	43,234	—	43,234
Total minimum lease payments	241,596	37,637	279,233
Less: amount of lease payments representing interest	(38,130)	(2,328)	(40,458)
Present value of future lease payments	203,466	35,309	238,775
Less: current obligations under leases	(41,666)	(15,993)	(57,659)
Long-term lease obligations	$161,800	$19,316	$181,116
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
7.    Commitments and Contingencies
Noncancellable Purchase Commitments
In March 2018, the Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of March 31, 2023, the Company has made payments of $135.5 million under the amended arrangement.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. As of March 31, 2023, the Company has made payments totaling $29.2 million and capital equipment investments totaling $37.7 million under the arrangement.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. None of the outstanding letters of credit are collateralized by cash. As of March 31, 2023 and December 31, 2022, the Company had letters of credit outstanding of $63.5 million and $55.1 million, respectively.
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

Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, and regulatory and governmental inquiries and investigations in the ordinary course of business, including suits by drivers, riders, renters, third parties and governmental entities (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, antitrust, its acquisitions, securities issuances or business practices, or public disclosures about the Company or the Company's business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to allegations of accidents or other trust and safety incidents involving drivers or riders using the Lyft Platform.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner's cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration. On January 12, 2021, a group of petitioners led by labor union SEIU filed a separate lawsuit in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. SEIU then filed a similar lawsuit in Alameda County Superior Court on February 11, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS filed appeals to the California Court of Appeal. Oral arguments were heard on December 13, 2022. On March 13, 2023, the California Court of Appeal upheld Proposition 22 as constitutional, while severing two provisions that relate to future amendments of Proposition 22. On April 21, 2023, SEIU filed a petition for review to the California Supreme Court. The deadline for PADS and the California Attorney General to file their answers to the petition is May 11, 2023, and SEIU’s reply will be due 10 days after the answers are filed. The California Supreme Court has until June 20, 2023 to decide whether to review the case, but can extend that by up to 30 days (to July 20, 2023). Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. The Company and Uber filed motions to dismiss, which were denied by the court in March 2021. In September 2021, the Massachusetts Attorney General served Lyft and Uber with a motion for summary judgment on the issue of driver classification. In January 2022, before Lyft and Uber served their opposition briefs, the court continued the summary judgment motion to allow the parties more time to conduct discovery. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California or Massachusetts. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
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
Unemployment Insurance Assessment
The Company is involved in administrative audits with various state employment agencies, including audits related to driver classification, in California, Oregon, Wisconsin, Illinois, New York, Pennsylvania and New Jersey. The Company believes that drivers are properly classified as independent contractors and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain. The Company accrues for liabilities that may result from assessments by, or any negotiated agreements with, these employment agencies when a loss is probable and reasonably estimable, and the expense is recorded to general and administrative expenses.
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. The Company filed a petition to challenge the assessment, and are awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2023.
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
Consumer and Other Class Actions
The Company is involved in a number of putative class actions alleging violations of consumer protection, civil rights, and other laws, such as the Telephone Consumer Protection Act of 1991, or TCPA; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act, or the ADA, among others. In 2021, the Company received a favorable outcome in a case in the Northern District of California alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle (“WAV”) offerings in three Bay Area counties, Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. After hearing evidence at a 5-day bench trial, the court ruled that plaintiffs failed their burden to prove that Lyft violates the ADA. The plaintiffs did not appeal the ruling. Lyft is facing a similar ADA lawsuit seeking injunctive and other relief in the Southern District of New York, Lowell v. Lyft, Inc. On March 24, 2023, the court certified three classes encompassing regions where Lyft does not currently offer WAV service (Westchester County, NY; New York State except New York City; and all other “non-WAV” regions in the U.S.). The court is expected to set a trial date soon. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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

Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions have been filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the registration statement relating to the Company’s initial public offering (“IPO”) alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions were consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions have also been consolidated into one action in federal court in California.
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
In the California federal court class action, on May 14, 2020, the Company filed a motion to dismiss the consolidated complaint and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the court certified the class action on August 20, 2021. On February 8, 2022, the parties informed the court they had reached an agreement in principle to settle the case on a class-wide basis, and the plaintiff filed an unopposed motion for preliminary approval of the settlement on June 16, 2022. On August 19, 2022, the putative lead plaintiffs in the California state court action filed a motion to intervene in the California federal court class action for purposes of challenging the proposed class action settlement. In response, the parties in the federal case submitted an amended stipulation of settlement on September 27, 2022, which allowed the state plaintiffs to opt-in to the federal class for purposes of objecting to the settlement, which rendered the motion to intervene moot. The federal parties’ motion for preliminary settlement approval was granted by the court on December 16, 2022. The court subsequently issued a scheduling order setting forth deadlines for notifying the class of the proposed settlement, for filing objections or opting out of the class, briefing schedules for the parties seeking final approval of the settlement and for seeking attorneys’ fees and costs, and setting a final fairness hearing for June 22, 2023.
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
The Company is cooperating with an investigation by the U.S. Securities and Exchange Commission (SEC) regarding disclosure of a pre-IPO stock sale by a former stockholder and related matters. The Company intends to continue its voluntary cooperation with the SEC while seeking to resolve the matter.
8.    Debt
Outstanding debt obligations as of March 31, 2023 were as follows (in thousands):

	Maturities	Interest Rates as of March 31, 2023	March 31, 2023	December 31, 2022
Convertible senior notes (1)	May 2025	1.50%	$741,275	$740,609
Non-revolving Loan	2022 - 2024	2.88% - 4.50%	15,040	24,429
Master Vehicle Loan	2022 - 2025	2.60% - 6.85%	66,986	74,456
Total long-term debt, including current maturities			$823,301	$839,494
Less: long-term debt maturing within one year			29,879	36,287
Total long-term debt			$793,422	$803,207
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
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense related to the 2025 Notes	$2,803	$2,803
Amortization of debt discount and issuance costs (1)	824	653
Interest expense related to vehicle loans	1,806	1,093
Interest expense	$5,433	$4,549
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
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of March 31, 2023, the unamortized debt discount and debt issuance cost of the 2025 Notes was $6.2 million on the condensed consolidated balance sheet.

During the quarter ended March 31, 2023, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.

Based on the last reported sale price of the Company's Class A common stock on March 31, 2023, the if-converted value of the 2025 Notes was $180.5 million, which would not exceed the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal	$747,498	$747,498
Unamortized debt discount and debt issuance costs (1)	(6,223)	(6,889)
Net carrying amount of liability component	$741,275	$740,609
_______________
(1)     The Company adopted ASC 2020-06 on January 1, 2022 using the modified retrospective approach, which resulted in a $133.5 million increase to the carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs at the time of adoption.
As of March 31, 2023, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $659.7 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
The 2025 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers or their respective affiliates at a cost of approximately $132.7 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2025 Notes sold in the offering. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the trading price of the Company's Class A common stock price exceeds the conversion price of the 2025 Notes. The cap price of the Capped Calls will initially be $73.83 per share, which represents a premium of 150% over the last reported sale price of the Company's Class A common stock of $29.53 per share on The Nasdaq Global Select Market on May 12, 2020, and is subject to certain adjustments under the terms of the Capped Calls.
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
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of March 31, 2023, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of March 31, 2023, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $14.1 million and $66.3 million, respectively, as of March 31, 2023 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. As of March 31, 2023, the Company made repayments of $21.1 million on these loans.

Maturities of long-term debt outstanding, including current maturities, as of March 31, 2023 were as follows (in thousands):

Remainder of 2023	$22,467
2024	26,525
2025	772,726
2026	1,583
2027	—
Thereafter	—
Total long-term debt outstanding	$823,301
Vehicle Procurement Agreement
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Vehicle Procurement Agreement (“VPA”), as amended, with a third-party (the “Procurement Provider”). Procurement services under the VPA include purchasing and upfitting certain motor vehicles as specified by Flexdrive, interim financing, providing certain fleet management services, including without limitation vehicle titling, registration and tracking services on behalf of Flexdrive. Pursuant to the terms of the VPA, Flexdrive will make the applicable payments to the Procurement Provider for the procurement services either directly or through an advance made by the Master Vehicle Loan or the Non-revolving Loan. Interest on interim financing is payable on any unpaid amount based on either the base rate on corporate loans posted by at least seven of the ten largest US banks or LIBOR of interest for one month periods as set forth in The Wall Street Journal plus a spread of 3.00%, as applicable.
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of March 31, 2023, the Company was in compliance with all covenants of the VPA. As of March 31, 2023, the outstanding borrowings from the interim financing under the VPA was $62.7 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. As of March 31, 2023, there was no exposure to loss under the terms of the guarantee.
Revolving Credit Facility & Other Financings

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
As of March 31, 2023, the Company was in compliance with all covenants related to the Revolving Credit Facility in all material aspects and no amounts had been drawn under the Revolving Credit Facility.
As of March 31, 2023, there was $31.8 million outstanding from other insignificant sources of financing.

9.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2022	22,315	$28.15	$244,926
Granted	13,485	6.93
Vested	(7,985)	24.90
Canceled	(2,047)	29.82
Nonvested units as of March 31, 2023	25,768	$17.88	$238,130
Included in the grants for the three months ended March 31, 2023 are 12,250,000 performance based restricted stock units (“PSUs”). These PSUs are divided into nine individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized beginning on the grant date over the requisite service periods of each individual tranche.
All PSUs are subject to a continuous service condition in addition to certain performance criteria.
The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2023 and 2022 was $90.2 million and $148.6 million, respectively. In connection with RSUs that vested in the three months ended March 31, 2023, the Company withheld 103,263 shares and remitted cash payments of $1.2 million on behalf of the RSU holders to the relevant tax authorities.

As of March 31, 2023, the total unrecognized compensation cost was $347.3 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.5 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2022, 9,712,710 additional shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2023, an additional 3,701,549 shares of Class A common stock were reserved for issuance under the ESPP. As of March 31, 2023, 3,803,504 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
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
The Company recorded income tax expense of $2.7 million and $2.8 million in the three months ended March 31, 2023 and 2022, respectively. The effective tax rate was (1.45)% and (1.44)% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2023 and December 31, 2022.
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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022

Net loss	$(187,649)	$(196,932)
Weighted-average shares used in computing net loss per share, basic and diluted	373,727	346,558
Net loss per share, basic and diluted	$(0.50)	$(0.57)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	March 31,
	2023	2022
2025 Notes(1)	19,471	19,471
Performance based restricted stock units	13,704	1,773
Restricted stock units	12,064	25,833
ESPP	983	329
Stock options	911	1,040
Total	47,133	48,446
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
12.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three months ended March 31, 2023 and 2022.
13. Restructuring
November 2022 Restructuring Plan
In November 2022, the Company announced a restructuring plan to reduce operating expenses and adjust cash flows. As a result of the restructuring plan, in the fourth quarter of 2022, the Company recorded $29.5 million in employee severance and other employee costs and $9.5 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination.
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
In the first quarter of 2023, the Company finalized the exit of certain leases as part of the plan of termination and the Company completed a transaction for the divestiture of certain assets related to the Company’s first party vehicle services business. As a result, the Company recorded $10.5 million in impairment charges related to the cease use of certain facilities to real estate operating lease right-of-use assets and other costs, which included $9.1 million of future payments associated with exiting certain facilities. The Company also incurred employee related charges, which include employee severance, benefits and stock-based compensation in the first quarter of 2023. As a result of the above, the Company incurred net restructuring charges of $24.4 million in the quarter ended March 31, 2023.
The following table summarizes the above restructuring related charges by line item within the Company’s condensed consolidated statements of operations where they were recorded in the quarter ended March 31, 2023 (in thousands):

	Stock-Based Compensation	Severance and Other Employee Costs	Right-of-Use Asset Impairments and Other Costs	Accelerated Depreciation	Total
Cost of revenue	$—	$1,101	$—	$—	$1,101
Operation and support	205	3,127	9,453	305	13,090
Research and development	—	20	2,534	—	2,554
Sales and marketing	—	14	—	—	14
General and administrative	—	64	7,604	16	7,684
Total	$205	$4,326	$19,591	$321	$24,443
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
As of March 31, 2023, there were $1.3 million restructuring-related liabilities. As of December 31, 2022, there were $1.6 million restructuring-related liabilities.
14.    Variable Interest Entities
As part of its acquisition of PBSC, the Company acquired several joint ventures (“JVs”) which were deemed to be VIEs in accordance with ASC 810 on the acquisition date. The Company determined that PBSC is the primary beneficiary of one of the acquired VIEs, in which it owns an 80% equity interest, as PBSC has the power to direct the majority of the activities of the VIE that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits. As PBSC is the primary beneficiary of the VIE, the assets, liabilities, non-controlling interest, revenues and operating results are included in the condensed consolidated financial statements. During the quarter ended September 30, 2022, PBSC entered into another joint venture deemed to be a VIE which was accounted for under the equity method.
The acquisition date fair value of all the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeds the carrying value and is recorded within other investments in the condensed consolidated balance sheet. The VIE entered into during the quarter ended September 30, 2022 was immaterial. The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make which was immaterial as of March 31, 2023.
Other than the VIE of which PBSC owns an 80% equity interest, the Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s condensed consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the period ended March 31, 2023.

15.    Subsequent Events
Restructuring Activities
On April 26, 2023, the Company announced a restructuring plan as part of its efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of the Company’s employees. In connection with the plan, the Company estimates that it will incur a cost of approximately $41 million to $47 million related to severance and employee benefits in the second quarter of 2023, all of which will be future cash expenditures. In the same quarter, the Company also expects to incur an additional cost related to stock-based compensation and the corresponding payroll tax expense related to employees who were impacted by this restructuring. The Company cannot reasonably estimate these charges at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our 2022 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.
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
We are laser-focused on revolutionizing transportation. We have established a scaled network of users brought together by our robust technology platform (the “Lyft Platform”) that powers rides and connections every day. We leverage our technology platform, the scale and density of our user network and insights from a significant number of rides to improve our ridesharing marketplace efficiency and develop new offerings. We’ve also taken steps to ensure our network is well positioned to benefit from technological innovation in mobility.
Our offerings include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters (“Light Vehicles”) for shorter rides and first-mile and last-mile legs of multimodal trips and information about nearby public transit routes. We believe our transportation network offers a viable alternative to car ownership. Additionally, for those Lyft riders who have a car, we also offer car maintenance, roadside assistance, and parking to meet them where they are in their transportation journey.
Substantially all of our revenue is generated from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from riders renting Light Vehicles, drivers renting vehicles through Express Drive, car owners that use services available in the Lyft app, and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Lyft Pass programs. In 2021, we began generating revenues from licensing and data access agreements. In the second quarter of 2022, we began generating revenues from the sale of bikes and bike station software and hardware sales substantially through our acquisition of PBSC Urban Solutions Inc ("PBSC").
We remain committed to investing in the right opportunities to scale our platform and drive awareness of Lyft's value to solidify the two-player market that both riders and drivers want. We strive to be competitive in our improved pricing and service levels and drive awareness for riders that Lyft is back. In the near term, we are focused on further improving the basics of rideshare as we recover from the remaining impacts of COVID-19 and return to work, play, and travel. For example, airport rides remain a large opportunity for innovation and growth, given the high value for our customers. We are focused on building a large-scale, profitable business focusing on riders and drivers. That focus will be our strength.
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

Our values, brand and focus on customer experience are key differentiators for our business. We continue to believe that users are increasingly choosing services, including a transportation network, based on brand affinity and value alignment and we aim to make it easy for both drivers and riders to choose Lyft every time. As we progress through recovery from the impacts of COVID-19 and recent macroeconomic deterioration, we will continue to drive awareness for drivers and riders to solidify our position as a strong competitor.
Impact of Macroeconomic Conditions, COVID-19 and Recent Market Dynamics on our Business
Beginning in the middle of March 2020, the COVID-19 pandemic and related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. We also experienced volatility in the overall marketplace health on our platform during this period, including fluctuations in driver supply and service levels. In 2022, while we saw decreased demand in the first quarter of 2022 driven by an increase in cases due to variants of the virus, we saw sequential quarterly improvements in demand and overall marketplace health, ultimately reaching the highest number of Active Riders in nearly three years in the fourth quarter of 2022.
Although there has been an improvement in overall demand and our marketplace health, demand for our platform has not returned to pre-pandemic levels in all markets and the timing of demand and supply improvements has not always aligned. Near-term, we continue to expect lower prices, in light of strong supply tailwinds and competitive dynamics, which will adversely impact our revenue and profitability. However, lower prices can help stimulate demand over time, and with more demand and better supply - and a healthier marketplace overall - we can stimulate awareness for drivers and riders that Lyft remains a strong competitor in the marketplace. These impacts were seen in the three months ended March 31, 2023, with Revenue per Active Rider decreasing sequentially compared to the three months ended December 31, 2022, compared to a smaller decline in Active Riders as we saw strength in our rideshare strategy despite seasonal impacts on bikes and scooters. In addition, our recent efforts to reduce our costs, including our April 2023 restructuring plan, will help us continue to provide a competitive platform and over time improve our operating margins.
For more information on risks associated with the COVID-19 pandemic, macroeconomic conditions and competition, see the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
Recent Developments
Leadership Change
On March 27, 2023, the Company announced that Logan Green, its co-founder and Chief Executive Officer (“CEO”), has decided to transition from his role as CEO, effective as of April 17, 2023, and John Zimmer, its co-founder and President, has decided to transition from his role as President, effective as of June 30, 2023. On March 27, 2023, the Company also announced that the Company’s board of directors (the “Board”) appointed David Risher, a member of the Board since July 2021, to serve as CEO, effective as of April 17, 2023, and President and CEO, effective as of July 1, 2023. Messrs. Green and Zimmer will each remain as advisors to the Company for 12 months following the end of their employment and will continue serving on the Board, Mr. Green as Chair of the Board and Mr. Zimmer to continue serving as Vice Chair of the Board.
Restructuring Activities
On November 3, 2022, we committed to a plan of termination as part of our efforts to reduce operating expenses and adjust cash flows. The plan involved the termination of approximately 683 employees, representing 13% of our employees. As a result of the restructuring plan, in the fourth quarter of 2022, we recorded $29.5 million in employee severance and other employee costs and $9.5 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities, which included $55.3 million in impairment charges related to real estate operating lease right-of-use assets, $23.9 million in accelerated depreciation of certain fixed assets and $2.1 million in write-off of fixed assets not yet placed into service. As a result of these charges, we incurred net restructuring charges of $120.3 million in the fourth quarter of 2022. We also announced the intention to pursue a sale of certain assets related to our first-party vehicle service business.
In the first quarter of 2023, we finalized the exit of certain leases as part of the plan of termination and we completed a transaction for the divestiture of certain assets related to our first party vehicle services business to align with our anticipated operating needs. As a result, the Company recorded lease termination penalties and additional impairment charges related to the cease use of certain facilities to real estate operating lease right-of-use assets. The remaining employee related charges, which include employee severance, benefits and stock-based compensation, were not material in the first quarter of 2023. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding these reductions in workforce.
On April 26, 2023, we announced a restructuring plan as part of its efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of our employees. In connection with the plan, we estimate that we will incur a cost of approximately $41 million to $47 million related to severance and employee benefits in the second quarter of 2023, all of which will be future cash expenditures. In the same quarter, we also expect to incur an additional cost related to stock-based compensation and the corresponding payroll tax expense related to employees who were impacted by this restructuring.

Financial Results for the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2023	2022	2022 to 2023 % Change
GAAP Financial Measures
(in millions, except for percentages)
Revenue	$1,000.5	$875.6	14%
Gross profit	$451.6	$435.3	4%
Gross profit margin	45.1%	49.7%	(9)%
Total costs and expenses (1)	$1,217.3	$1,074.9	13%
Loss from operations	$(216.8)	$(199.3)	9%
Net loss	$(187.6)	$(196.9)	(5)%
Net loss as a percentage of revenue	(18.8)%	(22.5)%	(16)%
Cash used in operating activities	$(74.0)	$(152.3)	(51)%

Non-GAAP Financial Measures
(in millions, except for percentages)
Contribution (2)	$465.1	$502.5	(7)%
Contribution Margin (2)	46.5%	57.4%	(19)%
Adjusted EBITDA (2)	$22.7	$54.8	(59)%
Adjusted EBITDA Margin (2)	2.3%	6.3%	(63)%

Key Metrics
(in thousands, except for dollar amounts and percentages)
Active Riders	19,552	17,804	10%
Revenue per Active Rider	$51.17	$49.18	4%
___________
(1)Total cost and expenses included stock-based compensation expense of $180 million for the three months ended March 31, 2023.
(2)Beginning in the fourth quarter of 2022, our non-GAAP financial measures and reconciliations have been updated to no longer exclude “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods” and prior period information has been revised to conform to the current period presentation.

Key Metrics
Active Riders and Revenue per Active Rider
The number of Active Riders is a key indicator of the scale of our community and awareness of our brand. Revenue per Active Rider represents our ability to drive usage and monetization of our platform.

	Active Riders			Revenue per Active Rider
	2023	2022	Growth Rate	2023	2022	Growth Rate
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	19,552	17,804	9.8%	$51.17	$49.18	4.0%
Three Months Ended June 30		19,860			$49.89
Three Months Ended September 30		20,312			$51.88
Three Months Ended December 31		20,358			$57.72
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
The increase in the number of Active Riders in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due primarily to decreased demand in January 2022 related to a resurgence in COVID-19 cases due to variants of the virus. The sequential decrease in the number of Active Riders in the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 was due primarily to seasonality in the business.
The increase in Revenue per Active Rider in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by an increase in ride frequency as well as a shift toward higher revenue rides such as airport rides, reflecting increased travel compared to the first quarter of 2022. Revenue per Active Rider in the three months ended March 31, 2023 also benefited from revenues from the sale of bikes and bike station hardware and software substantially through our acquisition of PBSC. The sequential decrease in Revenue per Active Rider in the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 was driven by lower pricing partially offset by increased ride frequency.
Critical Accounting Estimates
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
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.
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
Revenue also consists of rental revenues recognized through leases or subleases primarily from Flexdrive and our network of Light Vehicles, which includes revenue generated from single-use ride fees paid by riders of Light Vehicles. Revenue derived from these offerings are recognized in accordance with ASC 842 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our condensed consolidated financial statements.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, sublease income and restricted and unrestricted short-term investments.
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
In light of our recent cost-cutting efforts, we anticipate expenses to decrease as compared to 2022. We also expected a reduction in our stock based compensation expense as a result of our headcount reduction and other initiatives.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$1,000,548	$875,575
Costs and expenses
Cost of revenue	548,992	440,294
Operations and support	98,926	98,600
Research and development	196,904	192,754
Sales and marketing	115,941	126,329
General and administrative	256,540	216,941
Total costs and expenses	1,217,303	1,074,918
Loss from operations	(216,755)	(199,343)
Interest expense	(5,433)	(4,549)
Other income (expense), net	37,215	9,763
Loss before income taxes	(184,973)	(194,129)
Provision for (benefit from) income taxes	2,676	2,803
Net loss	$(187,649)	$(196,932)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022

Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	54.9	50.3
Operations and support	9.9	11.3
Research and development	19.7	22.0
Sales and marketing	11.6	14.4
General and administrative	25.6	24.8
Total costs and expenses	121.7	122.8
Loss from operations	(21.7)	(22.8)
Interest expense	(0.5)	(0.5)
Other income (expense), net	3.7	1.1
Loss before income taxes	(18.5)	(22.2)
Provision for (benefit from) income taxes	0.3	0.3
Net loss	(18.8)%	(22.5)%
Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022
Revenue

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except for percentages)
Revenue	$1,000,548	$875,575	14%

Revenue increased $125.0 million, or 14%, in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, driven primarily by an increase in the number of Active Riders as compared to the three months ended March 31, 2022, reflecting decreased demand in light of an increase in COVID-19 cases in January 2022 due to variants of the virus. Active Riders increased 9.8% for the quarter ended March 31, 2023 compared to the same quarter in the prior year and Revenue per Active Rider increased 4.0% for the quarter ended March 31, 2023 as compared to the same quarter in the prior year. These increases to Active Riders and Revenue per Active Rider reflect the improvement in demand on our platform and improving marketplace health in 2023 as compared to the same period in 2022 during which the COVID-19 pandemic had a stronger impact. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $46.2 million for the quarter ended March 31, 2023 as compared to the same quarter in the prior year.
Near-term, we intend to continue offering lower prices as we strive to provide competitive service levels, which will have an adverse impact our revenue and profitability. However, we expect to continue to see improved marketplace balance as increasing driver supply better meets demand.
Cost of Revenue

	Three Months Ended March 31,
	2023	2022	% Change

	(in thousands, except for percentages)
Cost of revenue	$548,992	$440,294	25%
Cost of revenue increased $108.7 million, or 25%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was due primarily to a $73.5 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected paid losses across the commercial auto industry as well as an increase in rider demand. Cost of revenue also increased due to increases of $20.2 million in Light Vehicle related costs, $3.7 million in transaction fees and $3.0 million in web hosting fees.
We expect to see cost of revenue increase in the near term on a year-over-year basis driven by higher insurance costs driven by uncertainties of recent economic factors.
Operations and Support

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except for percentages)
Operations and support	$98,926	$98,600	—%
Operations and support expenses was relatively flat in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to a $6.3 million increase in facility costs which was partially offset by a $5.9 million decrease in personnel-related costs primarily driven by a reduction in headcount after the restructuring event in the fourth quarter of 2022.
Research and Development

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except for percentages)
Research and development	$196,904	$192,754	2%
Research and development expenses increased $4.2 million, or 2%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to a $12.7 million increase in stock-based compensation. This increase was partially offset by a $8.2 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring event in the fourth quarter of 2022.

Sales and Marketing

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except for percentages)
Sales and marketing	$115,941	$126,329	(8)%
Sales and marketing expenses decreased $10.4 million, or 8%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was primarily due to a $5.9 million decrease in brand and other marketing, as well as a $5.2 million decrease in costs associated with driver and rider programs.
General and Administrative

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except for percentages)
General and administrative	$256,540	$216,941	18%
General and administrative expenses increased $39.6 million, or 18%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to a $33.4 million increase in certain loss contingencies including legal accruals and settlements, an $11.6 million increase in stock-based compensation and an $11.6 million increase in an accrual for self-retained general business liabilities. These increases were partially offset by a $7.1 million decrease in claims administrative fees.
Interest Expense

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except for percentages)
Interest expense	$(5,433)	$(4,549)	19%
Interest expense increased $0.9 million, or 19%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Other Income (Expense), Net

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except for percentages)
Other income (expense), net	$37,215	$9,763	281%
Other income (expense), net increased $27.5 million, or 281%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to a $31.4 million increase in interest income due to rising interest rates offset by a $2.4 million decrease in sublease income as a result of the exit of certain facilities in the fourth quarter of 2022.

Non-GAAP Financial Measures

	Three Months Ended March 31,
	2023	2022	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Gross profit	$451.6	$435.3	3.7%
Gross profit margin	45.1%	49.7%
Net loss	$(187.6)	$(196.9)	(4.7)%
Net loss as a % of revenue	(18.8)%	(22.5)%

Non-GAAP Financial Measures
Contribution(1)	$465.1	$502.5	(7.4)%
Contribution Margin(1)	46.5%	57.4%
Adjusted EBITDA(1)	$22.7	$54.8	(58.6)%
Adjusted EBITDA Margin(1)	2.3%	6.3%
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

During the second quarter of 2021, we entered into a Quota Share Reinsurance Agreement for the reinsurance of legacy auto insurance liabilities between October 1, 2018 to October 1, 2020, based on the reserves in place as of March 31, 2021. During the first quarter of 2020, we entered into a Novation Agreement for the transfer of certain legacy auto insurance liabilities between October 1, 2015 and September 30, 2018. Refer to Note 4 “Supplemental Financial Statement Information” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding these transactions. We believe the costs associated with these transactions related to certain legacy auto insurance liabilities do not illustrate the current period performance of our ongoing operations despite this transaction occurring in the current period because the impacted insurance liabilities relate to claims that date back years.

Losses ceded under the Reinsurance Agreement that exceeded $271.5 million, but were below the aggregate limit of $434.5 million, resulted in the recognition of a deferred gain liability. The deferral of gains had a negative impact in the respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to the cost of revenue over multiple periods equal to the excess benefits received. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related reserve adjustments and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Therefore, in the event that the net amount of any reserve adjustments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement”. As of March 31, 2023, we have no deferred gain related to losses ceded under the Reinsurance Agreement.
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
We announced a restructuring plan in the fourth quarter of 2022 to reduce operating expenses and adjust cash flows. We believe the costs associated with the restructuring are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our ongoing operating performance and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts.
For more information regarding the limitations of Contribution and Contribution Margin and a reconciliation of gross profit to Contribution, see the section titled “Reconciliation of Non-GAAP Financial Measures”.
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
We compensate for these limitations by providing a reconciliation of Contribution and Adjusted EBITDA to the related GAAP financial measures, revenue, net loss, and net cash provided by (used in) operating activities, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with their respective related GAAP financial measures.
The following table provides a reconciliation of gross profit, or revenue less cost of revenue, to Contribution (in millions):

	Three Months Ended March 31,
	2023	2022

Revenue	$1,000.5	$875.6
Less cost of revenue	(549.0)	(440.3)
Gross profit	451.6	435.3
Gross profit margin	45.1%	49.7%
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	1.2	1.2
Stock-based compensation expense	10.8	9.9
Payroll tax expense related to stock-based compensation	0.4	0.8
Net amount from claims ceded under the Reinsurance Agreement(1)	—	55.3
Restructuring charges(2)	1.1	—
Contribution(3)(4)	$465.1	$502.5
Contribution Margin(3)	46.5%	57.4%
_______________
(1)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period, to help investors understand the ultimate economic benefit of the Reinsurance Agreement.
(2)In the first quarter of 2023, we incurred $1.1 million of severance and other employee costs due to ongoing transformational initiatives.
(3)Beginning in the fourth quarter of 2022, the Company’s non-GAAP financial measures were updated to no longer adjust for “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods” and prior period information has been revised to conform to the current period presentation.
(4)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net loss is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2023	2022

Net loss	$(187.6)	$(196.9)
Adjusted to exclude the following:
Interest expense(1)	5.9	4.7
Other (income) expense, net	(37.2)	(9.8)
Provision for (benefit from) income taxes	2.7	2.8
Depreciation and amortization	27.2	31.8
Stock-based compensation	180.4	153.7
Payroll tax expense related to stock-based compensation	6.2	9.5
Net amount from claims ceded under the Reinsurance Agreement(2)	—	55.3
Sublease income	1.3	3.7
Restructuring charges(3)	23.9	—
Adjusted EBITDA(4)(5)	$22.7	$54.8
_______________
(1)Includes $0.4 million and $0.2 million related to the interest component of vehicle-related finance leases in the three months ended March 31, 2023 and 2022, respectively. Refer to Note 6 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle-related finance leases.
(2)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period, to help investors understand the ultimate economic benefit of the Reinsurance Agreement.
(3)In the first quarter of 2023, we incurred restructuring charges of $4.3 million of severance and other employee costs and $19.6 million related to right-of-use-asset impairments and other costs due to ongoing transformational initiatives. Restructuring related charges for stock-based compensation of $0.2 million and accelerated depreciation of $0.3 million are included on their respective line items.
(4)Beginning in the fourth quarter of 2022, the Company’s non-GAAP financial measures were updated to no longer adjust for “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods” and prior period information has been revised to conform to the current period presentation.
(5)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(74,040)	$(152,343)
Net cash provided by (used in) investing activities	449,371	(74,242)
Net cash used in financing activities	(27,743)	(22,014)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	17	89
Net change in cash, cash equivalents and restricted cash and cash equivalents	$347,605	$(248,510)
Operating Activities
Cash used in operating activities was $74.0 million for the three months ended March 31, 2023. This consisted primarily of a net loss of $187.6 million. This was offset by non-cash stock-based compensation expense of $180.4 million and depreciation and amortization expense of $27.2 million.
Cash used in operating activities was $152.3 million for the three months ended March 31, 2022. This consisted primarily of a net loss of $196.9 million. This was offset by non-cash stock-based compensation expense of $153.7 million and depreciation and amortization expense of $31.8 million.

Investing Activities
Cash provided by investing activities was $449.4 million for the three months ended March 31, 2023, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.1 billion. This was partially offset by purchases of marketable securities of $598.6 million.
Cash used in investing activities was $74.2 million for the three months ended March 31, 2022, which primarily consisted of purchases of marketable securities of $661.7 million. This was partially offset by proceeds from sales and maturities of marketable securities of $427.1 million and maturities of term deposits of $175.0 million.
Financing Activities
Cash used in financing activities was $27.7 million for the three months ended March 31, 2023, which primarily consisted of repayment of loans of $21.1 million and principal payments on finance lease obligations of $5.7 million.
Cash used in financing activities was $22.0 million for the three months ended March 31, 2022, which primarily consisted of our repayment of loans of $12.3 million and principal payments of finance lease obligations of $8.0 million.
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of approximately $509.6 million and short-term investments of approximately $1.2 billion, exclusive of restricted cash, cash equivalents and investments of $1.1 billion, and a revolving credit agreement which provides for a $420 million revolving secured credit facility. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit. That portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment or our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
In November 3, 2022, we entered into a revolving credit agreement with certain lenders which provides for a $420 million revolving secured credit facility maturing on the earlier of (i) November 3, 2027 and (ii) February 13, 2025, if, as of such date, the Company’s Liquidity (as defined in the revolving credit agreement) minus the aggregate principal amount of the Company’s 2025 Notes outstanding on such date is less than $1.25 billion. We are obligated to pay interest on loans under the credit facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the credit facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the credit facility contains restrictions on payments including cash payments of dividends. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit. At closing, $53.5 million in letters of credit were issued under the Revolving Credit Facility and as of the date of this Quarterly Report on Form 10-Q, no amounts had been drawn under the credit facility.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2023 and December 31, 2022 were $835.8 million and $1.0 billion, respectively.
We continue to actively monitor the impact of the deteriorating macroeconomic environment, including tightening credit markets, inflation and increased interest rates, as well as the potential for a resurgence of the COVID-19 pandemic. We have made adjustments to our expenses and cash flow to correlate with declines in revenue which include recent headcount reductions announced in November 2022. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in fourth quarter of 2022 and the first quarter of 2023.
We cannot be certain that our actions will mitigate some or all of the continuing negative effects of the pandemic and its impact on work, travel and lifestyle trends on our business. With $1.8 billion in unrestricted cash and cash equivalents and short-term investments as of March 31, 2023, as well as our credit facility, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.

Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to invest further in EVs in order to achieve compliance with the California Clean Miles Standard and Incentive Program which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030, and New York City's recently announced goals to get to 100% of rideshare miles in EV by 2030. These targets align with our goal to reach 100% EVs on the Lyft Platform by the end of 2030. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Contractual Obligations and Commitments
In April 2023, we amended our noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, to reduce our annual obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024.
As of March 31, 2023, except as described above, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant.
As of March 31, 2023, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.8 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.1 billion. As of March 31, 2023, we had long-term debt of $823.3 million, 90% of which consisted of the fixed-rate Convertible Senior Notes we issued in May 2020. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to immateriality.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. For the purposes of this “Item 1A. Risk Factors” section, “riders are passengers who request rides from drivers in our ridesharing marketplace and renters of a shared bike, scooter or automobile.
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
•our ability to effectively manage our pricing methodologies;
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

Risks Related to General Economic Factors
The COVID-19 pandemic and its related effects have disrupted and harmed, and may continue to disrupt and harm, our business, financial condition and results of operations. We are unable to predict the extent to which the pandemic and related effects will continue to adversely impact our business, financial condition and results of operations and the achievement of our strategic objectives.
Our business, operations and financial performance were negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, travel restrictions and shelter-in-place orders. The pandemic and these responses, as well as related behavioral and social changes that continue to evolve, have caused, and could continue to cause, a number of impacts to our business and our platform, including, but not limited to, those discussed below.
•The pandemic led to declines in certain travel, including commuting and business and leisure travel, resulting in decreased demand for our platform and unpredictable earning opportunities for drivers on our platform. While travel has recovered to some degree, overall levels remain depressed and shifts towards remote or hybrid work environments, or other behavioral changes as a result of the COVID-19 pandemic, have negatively impacted the frequency and nature of demand for travel, including commuting and business travel, and may reduce our long-term market opportunity. Additionally, the recovery of demand for our platform and the impact of the broader economic environment on rider and driver behavior varies by geography and certain markets where we have historically seen significant demand have been, and may continue to be, slow to recover or grow.
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
•In response to the effects of the COVID-19 pandemic on our business, we took certain cost-cutting measures, including reductions-in-force, which may have adversely affected employee morale, our culture and our ability to attract and retain employees.
•The COVID-19 pandemic has also impacted our business operations relating to our Light Vehicles, our Express Drive program, and our autonomous vehicle partners. We design and contract to manufacture Light Vehicles and certain assets related to our network of shared Light Vehicles and have faced delays in manufacturing and delivery as well as increased costs associated with manufacturing and shipping. Our ability to operate the Express Drive program has been negatively impacted as a result of mandated closures from time to time, limited staffing availability, and increased costs for us to operate rental sites and for Flexdrive to transport, repossess, clean, and store unrented and returned vehicles. Further, the development of autonomous vehicle-related technology was directly impacted by pandemic-related health and safety conditions and shelter-in-place restrictions, and continues to experience indirect impacts such as decisions by current or potential partners to reduce investments in developing and deploying autonomous vehicle-related technology due to macroeconomic factors.
•These impacts of the COVID-19 pandemic may continue and additional impacts due to new developments may affect our business, financial condition and results of operations. The ultimate impact of the COVID-19 pandemic and related behavioral and social changes on our business, riders and drivers on our platform, and our business partners will depend on many factors outside of our control, such as governmental responses to the pandemic, shifts in consumer or business behavior and macroeconomic factors directly or indirectly related to the pandemic.
A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.
Our business and results of operations are subject to global economic conditions. Deteriorating macroeconomic conditions, including slower growth or recession, inflation and related increases in interest rates, increases to fuel and other energy costs or vehicle costs, changes in the labor market or decreases in consumer spending power or confidence, are likely to result in decreased discretionary spending and reduced demand for our platform. Further, changes in corporate spending, including cost-cuts and layoffs, may adversely impact business travel, commuting and other business related expenditures and impact our Lyft Business customers. In addition, uncertainty and volatility in the banking and financial services sectors, inflation and higher interest rates, increased fuel and other energy costs, increased labor and benefits costs and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. For example, inflation has increased and is expected to further increase medical costs and vehicle repair costs, including increased prices of new and used vehicle parts as a result of recent global supply chain challenges, which has resulted in increases in our insurance costs. Similarly, these factors, as well as increased fuel costs, increase costs as well as costs for drivers on our platform. Many of these factors and many competitive pressures are out of our control and make it difficult to accurately forecast revenues and operating results, particularly in the long-term, and could negatively affect our ability to meet our target operating performance and our (and our strategic partners’) ability to make decisions about future investments and strategies. Further, we may need to make changes to our business to respond to these conditions and be able to compete effectively. For example, as a result of the increase in gas prices at certain points in 2022, in order to support drivers on our platform, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. Similarly, we have adjusted our pricing in response to competitive pressures caused by changes in our marketplace, which has in the past contributed to a decline in our revenue and may cause a decline in revenue in future quarters. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue, financial condition and results of operations.
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
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. Through the acquisition of PBSC we have expanded our business to include licensing of certain of our technology and sales of bikes and stations. In recent periods, we have also reevaluated and changed our cost structure and focused our business model. For example, in February 2023, we closed the sale of our vehicle service center business. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
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
•manage our platform and our business assets and expenses in light of economic and other developments, including changes in rider behavior and demand for our services;
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
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly. Although our revenue has since recovered, the timeline for a full recovery of rideshare demand, driver supply and other aspects of our business in each of our markets is uncertain. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, may not be indicative of our future performance. Further, we have incurred net losses each year since our inception, and we expect that our financial performance, including Adjusted EBITDA, will continue to fluctuate in future periods. We can provide no assurances that we will achieve or maintain Adjusted EBITDA profitability in the future, on a quarterly or annual basis, or that we will ever achieve profitability on a GAAP basis.
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California and HB 2076 in Washington, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. Due to various factors, including inflation, we anticipate that our insurance costs will increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles and Flexdrive. We have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, or settlement of, any legal proceeding that classifies a driver on a ridesharing platform as an employee may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards is expected to continue to be a significant expense in future periods, and as of March 31, 2023, we had $347.3 million of unrecognized stock-based compensation expense related to RSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.5 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
As our business evolves, our revenue growth rates and results of operations will fluctuate due to a number of reasons, which may include long-term impacts of the COVID-19 pandemic on our business, changes in the macroeconomic environment, slowing demand for our offerings, increasing competition or changes in market dynamics, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting levels of supply and demand and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic or technological advantages. If we are unable to anticipate or successfully react to competitive challenges in a timely manner, our competitive position could weaken, or fail to improve, and we could experience fluctuations or a decline in market share, a decline in revenue or growth stagnation that could adversely affect our business, financial condition and results of operations. Our market share has fluctuated over time and we have had to take actions, such as price cuts, that have negative impacts on our financial results in the short term, either because of decreased revenue or increased investments, or both, that we believe will benefit our company in the long term.
Our main ridesharing competitor in the United States and Canada is Uber, though we also compete with other transportation network companies and taxi cab and livery companies, as well as traditional automotive manufacturers and technology companies. Our main competitors in bike and scooter sharing include Lime, Bird, Fifteen and Tier. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the United States. Our main competitors in renting consumer vehicles include Enterprise and Avis Budget Group as well as emerging car-share marketplaces.
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
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, particularly after the COVID-19 pandemic, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is relatively new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases. We cannot be certain whether the behavioral and social impacts of the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or the willingness of riders to use shared bikes or scooters, or otherwise limit market growth. In addition, in response to the COVID-19 pandemic, we paused our Shared Rides offerings, and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures and subsequently discontinued operations due to concerns with certain aspects of the program. In the event of a resurgence of COVID-19 or other events beyond our control, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, we now offer Shared Rides exclusively in connection with business-to-business partnerships and only in select markets. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 7, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.

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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been and will continue to be critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms and pricing policies, the quality of our service, including timely pick-ups, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. Further, the COVID-19 pandemic has decreased the utilization of our platform by riders and may continue to affect utilization of our platform by riders, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles, our business, financial condition and results of operations could be adversely affected.
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
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on available historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuarial firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, increases in healthcare costs, increases in automotive costs (including rental vehicles), legislative and regulatory developments, judicial developments and unexpected events such as the COVID-19 pandemic. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. The automotive insurance industry has experienced rising costs due to, among other things, inflation, supply chain challenges, and the increasing cost of medical care, which has driven an increase in actual losses in recent periods, and we expect these costs to continue to drive increased actual losses. Additionally, we have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our condensed consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our financial condition and results of operations. For example, we have in the past experienced adverse development where we have needed to increase historical reserves attributable to liabilities in prior periods. Also, in the fourth quarter of 2022, we strengthened our insurance reserves and accrued and other current liabilities in order to mitigate exposure to recent insurance cost increases due to, among other reasons, inflation, the cost of medical care and litigation.
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
We have, from time to time, sold portions of retained insurance risk to third-parties, including as described in the “Insurance Reserves” subheading in Note 4, Supplemental Financial Statement Information to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. These transactions may cause us to incur additional expenses in the total cost of this risk, and we are subject to recapture of the risk if any third party reinsurer were to default on their reinsurance obligation.
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
•a failure to provide drivers with a sufficient level of ride requests, charge drivers fees and commissions that are competitive or provide drivers with competitive fares and incentives;
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
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing methodologies to account for such a change to driver classification. The passage of Proposition 22 in California and HB 2076 in Washington has enabled us to provide additional earning opportunities to drivers in those states, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, litigation over Lyft’s compliance with Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate. We have experienced in the past and may experience in the future underpricing or overpricing of our offerings due to changes we make to the technology used in our pricing. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles, our Driver Hub, and certain vehicles in our Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
If we are unable to efficiently grow and further develop our network of Light Vehicles, which may not grow as we expect or become profitable over time, and manage the related risks, our business, financial condition and results of operations could be adversely affected.
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, although we have exclusive rights to operate bike or scooter sharing programs in certain jurisdictions, we have faced competition in contravention of such rights and have incurred costs to defend against such challenges. A negative determination in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating due to public health and safety measures, our bike share program or scooter share program in certain jurisdictions. While we do not expect any denial or suspension in an individual region to have a material impact, these denials or suspensions in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of Light Vehicles, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
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
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages and our acquisition of PBSC, a producer and seller of bikes, has increased that exposure. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises, such as the COVID-19 pandemic, governmental or regulatory changes and other factors beyond our control have affected and could continue to affect our suppliers’ ability to deliver products and our ability to deploy products to the market, or deliver products to third parties, on a timely basis.
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
We expect to continue to grow our business, infrastructure and operations over time. Growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. While our headcount has grown across the United States and internationally, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. In November 2022, we committed to a plan of termination as part of our efforts to reduce operating expenses and adjust cash flows, which plan involved the termination of approximately 13% of our employees. In April 2023, we announced a restructuring plan as part of our efforts to reduce operating costs, which plan involved the termination of approximately 26% of our employees. We may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
We incorporate technology and intellectual property from third parties into our platform, products, and services. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology or intellectual property in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform or products containing that technology or provide services using that technology could be severely limited and our business could be harmed. Likewise, the use of generative AI and other forms of artificial intelligence may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation. Additionally, if we are unable to access necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards and may subject us to certain risks discussed in the preceding paragraph that are currently borne by third parties. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed or if we are unable to develop such alternate technology at commercially reasonable levels of risk, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.
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
If we are unable to successfully manage the complexities associated with our multimodal platform, our business, financial condition and results of operations could be adversely affected.
Our expansion, either through our first party offerings or third-party offerings through our partnerships, into bike and scooter sharing, other modes of transportation, car maintenance services, roadside assistance, parking services, and vehicle rental program has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, our Wait & Save offering, which enables riders to opt for a longer wait time but pay a lower fare than for a Standard ride, while drivers earn the same as they do for a Standard ride, involves inherent challenges in predicting the future locations of drivers. We also face the risk that our network of Light Vehicles, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. Additionally, from time to time we reevaluate our offerings on our multimodal platform and have in the past decided and may again decide to discontinue or modify an offering or certain features. Such actions may negatively impact revenue in the short term and may not provide the benefits we expect in the long term. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
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
We have also incurred, and may in the future incur, losses from fraud and other misuse of our platform by drivers and riders, including in connection with programs we put in place in response to the COVID-19 pandemic. As an example of losses, we have previously and continue to experience reduced revenue from actual and alleged unauthorized rides fulfilled and miles traveled in connection with our Concierge offering. If we are unable to adequately anticipate and address such misuse either through increased controls, platform solutions or other means, our partner relationships, business, financial condition and results of operations could be adversely affected.
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
If we fail to effectively manage our pricing methodologies, our business, financial condition and results of operations could be adversely affected.
With our up-front pricing methodology, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver (which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service, including the Driver Addendum. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. Additionally, Shared Rides, a limited-scope offering for business-to-business partnerships in select markets, enables unrelated parties traveling along similar routes to generate a discounted fare at the cost of possibly longer travel times. The fare charged for the Shared Ride is decoupled from the payment made to the driver as we do not adjust the driver payment based on the success or failure of a match. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to pay a driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our breadth of offerings or up-front prices, our ability to compete effectively in these locations could be adversely affected. From time to time we adjust our prices due to these factors, which may harm our results of operations. If we are unable to effectively manage our pricing methodologies in conjunction with our existing and future pricing and incentive programs, our business, financial condition and results of operations could be adversely affected.
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
•adherence to our internal policies and core values, including our diversity, equity and inclusion practices and initiatives;
•competitive pressures to move in directions that may divert us from our mission, vision and values;
•the continued challenges of a rapidly-evolving industry;
•the impact of our cost reduction initiatives, including reductions in force and other actions we may take to drive operating efficiencies;
•the increasing need to develop expertise in new areas of business that affect us;
•perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management;
•our transition from a founder-led company and the departure of our co-founders from their operational roles;
•the provision of employee benefits in a hybrid and remote work environment; and
•the integration of new personnel and businesses from acquisitions.
From time to time, we have undertaken workforce reductions in order to better align our operations with our strategic priorities, manage our cost structure or in connection with acquisitions. For example, in response to the effects of the macroeconomic environment and efforts to reduce operating expenses, in November 2022, we announced certain cost-cutting measures, including lay-offs of approximately 13% of our employees. In April 2023, we announced a restructuring plan as part of our efforts to reduce operating costs, which plan involved the termination of approximately 26% of our employees. These actions may adversely affect employee morale, our culture and our ability to attract and retain personnel. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.
We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.
Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. In March 2023, we announced that our co-founders, Logan Green and John Zimmer, would be transitioning from their management roles and that David Risher, a member of our board of directors, would be appointed as President and Chief Executive Officer. While our co-founders will continue to serve on our board of directors and will serve in advisory roles for a one-year period to help facilitate a smooth transition, we will incur various expenses in connection with the transition and we may face challenges in connection with the transition, such as potential changes to our culture and other changes in our management structure or roles. Further, we may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to economic and other factors impacting our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
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
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, auto maintenance and repairs, personal injury, marketing, text messaging, subscription services, intellectual property, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, web and mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
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
Our industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and different jurisdictions adopted rules governing minimum driver earnings for ridesharing platforms. For instance, the New York City Taxi & Limousine Commission adopted rules in 2018 and the state of Washington adopted HB 2076, which implements minimum driver earnings standards. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 7. Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. In October 2022, the United States Department of Labor released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act (FLSA). The proposed rule would implement new interpretative guidance for classification of workers. The rule has not been finalized. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver of a ridesharing platform as an employee, could harm our business, financial condition and results of operations, including as a result of:
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
Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As our business continues to evolve, the possibility of intellectual property rights claims against us grows based on the following: increase in public profile, increases in the number of competitors in our markets, our continued development of new technologies, new products and services, and new intellectual property, as well as potential international expansion. In addition, various products and services of ours host, integrate, or otherwise rely on third party content or intellectual property, including our Lyft Media efforts, which provides a platform for third-party promotional advertisements, and our marketing and brand journalism efforts. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have sought to initiate licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
We receive, transmit and store a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, as amended by the HITECH Act, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which became operative as of January 1, 2023. The scope of data protection laws may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA requires new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, other states, including Colorado, Connecticut, Iowa, Utah and Virginia, have enacted laws that have gone or will go into effect in 2023 or 2025 and are similar to the CCPA and CPRA. The U.S. federal government and other states are also contemplating federal and state privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
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
We are regularly subject to claims, lawsuits, government and regulatory investigations and other proceedings that may adversely affect our business, financial condition and results of operations.
We are regularly subject to claims, lawsuits, arbitration proceedings, government and regulatory investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, driver earnings, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings such as autonomous vehicle technology, Lyft Car Maintenance and our network of Light Vehicles and deliveries, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of our controls and systems do not perform as expected, we may experience deficiencies in our controls and we may not be able to meet our financial reporting obligations.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, flexible work arrangements, new offerings on our platform or from strategic transactions, including acquisitions and divestitures. Further, weaknesses or deficiencies in our disclosure controls or our internal control over financial reporting have been discovered in the past, and other weaknesses or deficiencies may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial additional costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. Furthermore, if any issues in complying with those requirements are identified, we may incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. For example, we incurred costs related to the restatement of our previously issued consolidated financial statements and related material weakness as described in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2021, which material weakness was remediated as of June 30, 2022. In addition, it may become more expensive to obtain director and officer liability insurance due to these issues.
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
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Additionally, deteriorating macroeconomic conditions, including economic instability or uncertainty, and other events beyond our control, such as the instability and volatility in the banking and financial services sector, the COVID-19 pandemic and the war in Ukraine, as well as slowing growth in the worldwide economy, inflation and higher interest rates, have negatively impacted the financing markets, and may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

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
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. For example, in February 2023, we closed the sale of our vehicle service center business. In addition, as a result of our acquisition of PBSC, we became an indirect party to certain partnerships and joint ventures that we did not negotiate, and with partners with whom we are less familiar. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction, or we may have difficulty operating together with another partner or joint venturer. Further, during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers.

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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of March 31, 2023, we had $823.3 million of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of March 31, 2023. See Note 8 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
In connection with the issuance of our 2025 Notes, we entered into the capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2025 Notes or their respective affiliates (the "option counterparties"). The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and Chair of our board of directors holds approximately 20.12% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and President and Vice Chair of our board of directors, holds approximately 11.88% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of March 31, 2023 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of March 31, 2023.
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
The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment;
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
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933 (as amended, the "Securities Act"), each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Employment Letter Agreement between Lyft, Inc. and David Risher, dated as of March 27, 2023.	8-K	001-38846	10.1	3/27/23

10.2+	Transition Agreement between Lyft, Inc. and Logan Green, dated as of March 27, 2023.	8-K	001-38846	10.2	3/27/23

10.3+	Transition Agreement between Lyft, Inc. and John Zimmer, dated as of March 27, 2023.	8-K	001-38846	10.3	3/27/23

10.4+	Memorandum of Understanding between Lyft, Inc. and Ashwin Raj, dated as of March 27, 2023.

10.5	Sixth Amendment to Office Lease between Lyft, Inc. and SPF China Basin Holdings, LLC, dated as of March 27, 2023.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	May 8, 2023	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2023	By:	/s/ Elaine Paul
Chief Financial Officer (Principal Financial Officer)