Form 10-Q
period 2023-06-30
Lyft, Inc.
filed 2023-08-09
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 7, 2023, the number of shares of the registrant’s Class A common stock outstanding was 377,635,336 and the number of shares of the registrant’s Class B common stock outstanding was 8,602,629.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$638,434	$281,090
Short-term investments	1,059,730	1,515,702
Prepaid expenses and other current assets	781,154	786,067
Total current assets	2,479,318	2,582,859
Restricted cash and cash equivalents	365,849	109,368
Restricted investments	632,497	1,027,506
Other investments	39,870	26,390
Property and equipment, net	472,416	313,402
Operating lease right of use assets	105,818	135,213
Intangible assets, net	68,294	76,208
Goodwill	260,810	261,582
Other assets	21,361	23,903
Total assets	$4,446,233	$4,556,431
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$62,235	$107,801
Insurance reserves	1,309,517	1,417,350
Accrued and other current liabilities	1,606,572	1,561,609
Operating lease liabilities — current	42,115	45,803
Total current liabilities	3,020,439	3,132,563
Operating lease liabilities	154,381	176,356
Long-term debt, net of current portion	808,060	803,207
Other liabilities	76,310	55,637
Total liabilities	4,059,190	4,167,763
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of June 30, 2023 and December 31, 2022; 377,634,274 and 361,552,359 Class A shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively; 100,000,000 Class B shares authorized as of June 30, 2023 and December 31, 2022; 8,602,629 Class B shares issued and outstanding, as of June 30, 2023 and December 31, 2022	4	4
Additional paid-in capital	10,633,368	10,335,013
Accumulated other comprehensive income (loss)	(3,823)	(5,754)
Accumulated deficit	(10,242,506)	(9,940,595)
Total stockholders’ equity	387,043	388,668
Total liabilities and stockholders’ equity	$4,446,233	$4,556,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$1,020,906	$990,748	$2,021,454	$1,866,323
Costs and expenses
Cost of revenue	606,599	650,356	1,155,591	1,090,650
Operations and support	107,649	105,314	206,575	203,914
Research and development	154,612	201,768	351,516	394,522
Sales and marketing	109,167	140,754	225,108	267,083
General and administrative	201,398	265,731	457,938	482,672
Total costs and expenses	1,179,425	1,363,923	2,396,728	2,438,841
Loss from operations	(158,519)	(373,175)	(375,274)	(572,518)
Interest expense	(6,151)	(4,960)	(11,584)	(9,509)
Other income (expense), net	53,075	953	90,290	10,716
Loss before income taxes	(111,595)	(377,182)	(296,568)	(571,311)
Provision for (benefit from) income taxes	2,667	64	5,343	2,867
Net loss	$(114,262)	$(377,246)	$(301,911)	$(574,178)
Net loss per share, basic and diluted	$(0.30)	$(1.08)	$(0.80)	$(1.65)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	381,884	350,526	377,828	348,553
Stock-based compensation included in costs and expenses:
Cost of revenue	$7,503	$10,085	$18,272	$20,007
Operations and support	3,981	6,306	9,909	11,896
Research and development	49,351	91,148	142,856	171,913
Sales and marketing	7,953	12,008	19,637	22,580
General and administrative	45,138	57,097	103,635	103,991
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(114,262)	$(377,246)	$(301,911)	$(574,178)
Other comprehensive income (loss)
Foreign currency translation adjustment	496	(145)	545	592
Unrealized gain (loss) on marketable securities, net of taxes	(28)	(631)	1,386	(9,069)
Other comprehensive income (loss)	468	(776)	1,931	(8,477)
Comprehensive loss	$(113,794)	$(378,022)	$(299,980)	$(582,655)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
Adjustments related to the adoption of ASU 2020-06	—	—	(139,958)	6,488	—	(133,470)
Issuance of common stock upon exercise of stock options	65	—	90	—	—	90
Issuance of common stock upon settlement of restricted stock units	3,602	—	—	—	—	—
Shares withheld related to net share settlement	(44)	—	(1,807)	—	—	(1,807)
Stock-based compensation	—	—	156,595	—	—	156,595
Other comprehensive loss	—	—	—	—	(7,701)	(7,701)
Net loss	—	—	—	(196,932)	—	(196,932)
Balances as of March 31, 2022	348,561	$3	$9,721,213	$(8,553,016)	$(10,212)	$1,157,988
Issuance of common stock upon exercise of stock options	31	—	313	—	—	313
Issuance of common stock upon settlement of restricted stock units	3,526	1	—	—	—	1
Shares withheld related to net share settlement	(90)	—	(1,742)	—	—	(1,742)
Issuance of common stock under employee stock purchase plan	703	—	11,945	—	—	11,945
Stock-based compensation	—	—	176,644	—	—	176,644
Other comprehensive income (loss)	—	—	—	—	(776)	(776)
Net loss	—	—	—	(377,246)	—	(377,246)
Other	—	—	140	—	—	140
Balance as of June 30, 2022	352,731	$4	$9,908,513	$(8,930,262)	$(10,988)	$967,267

	Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
Issuance of common stock upon exercise of stock options	82	—	297	—	—	297
Issuance of common stock upon settlement of restricted stock units	7,985	—	—	—	—	—
Shares withheld related to net share settlement	(103)	—	(1,166)	—	—	(1,166)
Stock-based compensation	—	—	180,383	—	—	180,383
Other comprehensive income (loss)	—	—	—	—	1,463	1,463
Net loss	—	—	—	(187,649)	—	(187,649)
Balance as of March 31, 2023	378,119	$4	$10,514,527	$(10,128,244)	$(4,291)	$381,996
Issuance of common stock upon exercise of stock options	2	—	7	—	—	7
Issuance of common stock upon settlement of restricted stock units	7,431	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(661)	—	—	(661)
Issuance of common stock under employee stock purchase plan	767	—	5,569	—	—	5,569
Stock-based compensation	—	—	113,926	—	—	113,926
Other comprehensive income (loss)	—	—	—	—	468	468
Net loss	—	—	—	(114,262)	—	(114,262)
Balance as of June 30, 2023	386,237	$4	$10,633,368	$(10,242,506)	$(3,823)	$387,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(301,911)	$(574,178)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	55,841	60,907
Stock-based compensation	294,309	330,387
Amortization of premium on marketable securities	87	1,908
Accretion of discount on marketable securities	(28,386)	(3,727)
Amortization of debt discount and issuance costs	1,374	1,347
Gain on sale and disposal of assets, net	(8,902)	(31,866)
Other	(8,391)	313
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	18,978	(124,520)
Operating lease right-of-use assets	17,646	27,113
Accounts payable	(49,404)	(35,783)
Insurance reserves	(107,833)	166,275
Accrued and other liabilities	(19,091)	33,547
Lease liabilities	(8,330)	(29,254)
Net cash used in operating activities	(144,013)	(177,531)
Cash flows from investing activities
Purchases of marketable securities	(1,192,689)	(1,262,318)
Purchases of term deposits	—	(10,046)
Proceeds from sales of marketable securities	294,115	357,788
Proceeds from maturities of marketable securities	1,772,926	713,593
Proceeds from maturities of term deposits	5,000	380,046
Purchases of property and equipment and scooter fleet	(88,975)	(53,310)
Cash paid for acquisitions, net of cash acquired	1,630	(146,334)
Sales of property and equipment	48,843	43,704
Net cash provided by (used in) investing activities	840,850	23,123
Cash flows from financing activities
Repayment of loans	(48,451)	(26,680)
Proceeds from exercise of stock options and other common stock issuances	5,873	12,349
Taxes paid related to net share settlement of equity awards	(1,827)	(3,549)
Principal payments on finance lease obligations	(24,852)	(15,728)
Contingent consideration paid	(14,100)	—
Net cash used in financing activities	(83,357)	(33,608)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	345	(121)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	613,825	(188,137)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	391,822	531,193
End of period	$1,005,647	$343,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$638,434	$239,299
Restricted cash and cash equivalents	365,849	102,099
Restricted cash, included in prepaid expenses and other current assets	1,364	1,658
Total cash, cash equivalents and restricted cash and cash equivalents	$1,005,647	$343,056

Non-cash investing and financing activities
Financed vehicles acquired, net of principal payments	$119,645	$63,030
Purchases of property and equipment, and scooter fleet not yet settled	13,362	14,604
Contingent consideration	—	14,100
Right-of-use assets acquired under finance leases	34,729	8,916
Right-of-use assets acquired under operating leases	3,100	327
Remeasurement of finance and operating lease right of use assets	(2,242)	225
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
Reclassification
Certain insignificant amounts in the non-cash investing and financing activities supplemental information on the condensed consolidated statements of cash flow for the six months ended June 30, 2022 have been conformed to the current year presentation. This reclassification did not impact any other amounts on the condensed consolidated statements of cash flows, including the cash flows from operating, investing, and financing activities. The remaining condensed consolidated financial statements were not impacted by this reclassification.
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
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue in accordance with ASC 606 from licensing and data access, subscription fees and revenue from bikes and bike station hardware and software sales, which are not material components of the Company's condensed consolidated revenues. The Company also generates rental revenue from Flexdrive and its network of Light Vehicles which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company’s revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from contracts with customers (ASC 606)	$940,958	$914,547	$1,893,655	$1,732,646
Rental revenue (ASC 842)	79,948	76,201	127,799	133,677
Total revenue	$1,020,906	$990,748	$2,021,454	$1,866,323
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
The Company recognizes revenue from subscription fees paid to access transportation options through the Lyft Platform and mobile-based applications over the applicable subscription period in accordance with ASC 606. The Company also recognizes revenue from bikes, bike station hardware and software sales in accordance with ASC 606.
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

Rental Revenue (ASC 842)
The Company generates rental revenues primarily from Flexdrive and its network of Light Vehicles. Rental revenues are recognized for rental and rental related activities where an identified asset is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842.
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users, was $323.7 million and $278.9 million as of June 30, 2023 and December 31, 2022, respectively. The Company's allowance for credit losses was $8.5 million and $11.6 million as of June 30, 2023 and December 31, 2022, respectively. The change in the allowance for credit losses for the six months ended June 30, 2023 was immaterial.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of June 30, 2023 and December 31, 2022, the rider referral coupon liability was not material.
Light Vehicle Rider Incentives
Incentives offered to Light Vehicle riders were not material for the three and six months ended June 30, 2023 and 2022.
For the three and six months ended June 30, 2023, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $310.0 million and $613.6 million as a reduction to revenue and $23.6 million and $46.9 million as sales and marketing expense. For the three and six months ended June 30, 2022, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $397.2 million and $747.1 million as a reduction to revenue and $32.6 million and $57.5 million as sales and marketing expense.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of June 30, 2023, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
Non-marketable Equity Securities
The Company has elected to measure its investments in non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable transactions for identical or similar investments of the same issuer or impairment. The Company qualitatively assesses whether indicators of impairment exist. Factors considered in this assessment include the investees’ financial and liquidity position, access to capital resources, and macroeconomic conditions, among others. If an impairment exists, the Company estimates the fair value of the investment by using the best information available, which may include cash flow projections or other available market data, and recognizes a loss for the amount by which the carrying value exceeds the fair value of the investment on the condensed consolidated statements of operations.
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
Similar to other long-lived assets discussed below, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $2.5 million, $10.5 million, and $55.3 million as of June 30, 2023, March 31, 2023, and December 31, 2022, respectively. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for further information.
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
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of June 30, 2023.
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
Recent Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security to contractual restrictions that prohibit the sale of an equity security and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within that fiscal year, with early adoption permitted. This accounting standard update is not expected to have a material impact on our condensed consolidated financial statements as the amendments align with our existing policy.
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
During the second quarter of 2023, the Company paid out earn out incentives of $15.0 million, which were previously included in contingent consideration on the condensed consolidated balance sheet. The earn out incentives were based on hardware and software for new system sales, either earned or committed during the earn out period.
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
The Company concluded the purchase accounting for the acquisition of PBSC during the second quarter of 2023. During the measurement period, the Company recorded immaterial purchase price adjustments resulting in a decrease in goodwill.
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
The fair value of the customer relationships – cities was determined to be $22.2 million with estimated useful lives between seven and eleven years. The fair value of the customer relationships – cities was determined using the multi-period excess earnings. The multi-period excess earnings approach involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate.
The fair value of the developed technology intangible asset was determined to be $21.9 million with an estimated useful life between two and three years. The fair value of the developed technology was determined using the replacement cost approach. In the replacement cost approach, the fair value of an asset is based on the cost of a market participant to reconstruct a substitute asset of comparable utility, adjusted for any obsolescence. The fair value of the asset would include the expected profit margin a hypothetical third party developer would charge and a market participant buyer's opportunity costs lost over the period to reconstruct the substitute asset.
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
4.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	June 30, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$89,561	$—	$—	$89,561
Money market deposit accounts	62,044	—	—	62,044
Certificates of deposit	222,645	27	(231)	222,441
Commercial paper	973,926	149	(789)	973,286
U.S. government securities	309,349	84	(48)	309,385
Total unrestricted cash equivalents and short-term investments	1,657,525	260	(1,068)	1,656,717
Restricted Balances(2)
Money market funds	62,737	—	—	62,737
Term deposits	3,539	—	—	3,539
Certificates of deposit	148,453	18	(106)	148,365
Commercial paper	567,284	73	(415)	566,942
U.S. government securities	216,776	55	(75)	216,756
Total restricted cash equivalents and investments	998,789	146	(596)	998,339
Total unrestricted and restricted cash equivalents and investments	$2,656,314	$406	$(1,664)	$2,655,056
_______________
(1)Excludes $41.4 million of cash, which is included within the $1.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

(2)Excludes $1.4 million of restricted cash, which is included within the $1.0 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of June 30, 2023, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of June 30, 2023 were primarily related to the continued market volatility associated with uncertain economic outlook. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of June 30, 2023. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of June 30, 2023 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	June 30, 2023
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$224,197	$(337)
Commercial paper	775,804	(1,204)
U.S. government securities	35,609	(123)
Total available-for-sale debt securities in an unrealized loss position	$1,035,610	$(1,664)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Insurance-related accruals	$607,462	$566,831
Legal accruals	410,838	458,209
Ride-related accruals	192,202	181,138
Long-term debt, current	24,107	36,287
Insurance claims payable and related fees	39,375	53,280
Deferred gain related to the Reinsurance Transaction (1)	—	2,357
Other	332,588	263,507
Accrued and other current liabilities	$1,606,572	$1,561,609
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
In addition, the Commutation Agreement caused a DARAG affiliate, DNA, to simultaneously enter into an Adverse Development Cover Reinsurance Agreement with PVIC (the Commutation Agreement and the ADC will collectively be referred to as the “Commutation Transaction”). Under the terms of the ADC, DNA agreed to reinsure up to $20 million of the legacy insurance liabilities contemplated in the Reinsurance Agreement for a premium of $1.0 million, which would be retained by PVIC on a funds withheld basis. DNA also had the option to commute this agreement for $5.0 million prior to November 1, 2023, which would be offset by any premiums retained as funds withheld.

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
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$34,469	$4,722	$68,560	$7,376
Gain on equity method investment(1)	12,926	—	12,926	—
Gain (loss) on sale of securities, net	(80)	(34)	(195)	(33)
Foreign currency exchange gains (losses), net	1,919	608	2,778	685
Sublease income	1,264	3,830	2,554	7,544
Other, net	2,577	(8,173)	3,667	(4,856)
Other income (expense), net	$53,075	$953	$90,290	$10,716
_______________
(1)In the quarter ended June 30, 2023, the Company received investments in a non-marketable equity security in a privately held company. Refer to Note 14 “Variable Interest Entities” for more information on this transaction.

5.    Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$89,561	$—	$—	$89,561
Certificates of deposit	—	222,441	—	222,441
Commercial paper	—	973,286	—	973,286
U.S. government securities	—	309,385	—	309,385
Total unrestricted cash equivalents and short-term investments	89,561	1,505,112	—	1,594,673
Restricted cash equivalents and investments(2)
Money market funds	62,737	—	—	62,737
Certificates of deposit	—	148,365	—	148,365
Commercial paper	—	566,942	—	566,942
U.S. government securities	—	216,756	—	216,756
Total restricted cash equivalents and investments	62,737	932,063	—	994,800
Total financial assets	$152,298	$2,437,175	$—	$2,589,473
_______________
(1)$41.4 million of cash and $62.0 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$1.4 million of restricted cash is not subject to recurring fair value measurement and therefore excluded from this table. However, this balance is included within the $1.0 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
During the six months ended June 30, 2023, the Company did not make any transfers between the levels of the fair value hierarchy.
The following table provides a reconciliation of the Company's Level 3 financial liabilities (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$15,000	$—
Additions	—	14,100
Payments	(15,000)	—
Change in fair value	—	—
Balance at end of period(1)	$—	$14,100
_______________
(1)Relates to the contingent consideration from the acquisition of PBSC in the second quarter of 2022 which was paid out during the second quarter of 2023. The contingent consideration was classified as a liability and is included in accrued and other current liabilities on the condensed consolidated balance sheets. Refer to Note 3 "Acquisitions" to the condensed consolidated financial statements for information regarding this contingent consideration.

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
In June 2021 and June 2022, the Company received investments in a non-marketable equity security in a privately held company without a readily determinable market value as part of licensing and data access agreements. The investment had an initial carrying value of $128.1 million as of June 30, 2022, which was categorized as Level 3. The Company did not have the ability to exercise significant influence over this privately held company and had elected to measure this investment as a non-marketable equity security and classified it in other investments on the condensed consolidated balance sheet. In the three months ended September 30, 2022, the entire amount of the investment in the non-marketable equity security was impaired due to the announced winding down of the equity investee in October 2022. In addition to the impairment of this non-marketable equity security, an other asset was impaired, resulting in a total impairment of $135.7 million recorded to other income (expense), net on the condensed consolidated statement of operations.
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
The following table provides a reconciliation of the Company's financial assets measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$5,903	$80,411
Additions(1)	—	64,043
Change in fair value	(19)	(10,611)
Balance at end of period	$5,884	$133,843
_______________
(1)Relates to non-marketable equity securities included in other investments on the condensed consolidated balance sheets.
6.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 66 locations of which all leases have commenced as of June 30, 2023. These leases are classified as operating leases. As of June 30, 2023, the remaining lease terms vary from approximately two months to seven years. For certain leases the Company has options to extend the lease term for periods varying from two months to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of June 30, 2023, the remaining lease terms vary between three months to five years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of June 30, 2023
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	June 30, 2023	December 31, 2022
Operating Leases
Assets
Operating lease right-of-use assets(1)	$105,818	$135,213
Liabilities
Operating lease liabilities, current	$42,115	$45,803
Operating lease liabilities, non-current	154,381	176,356
Total operating lease liabilities	$196,496	$222,159

Finance Leases
Assets
Finance lease right-of-use assets(2)	$58,386	$32,887
Liabilities
Finance lease liabilities, current(3)	18,755	15,053
Finance lease liabilities, non-current(4)	42,048	19,921
Total finance lease liabilities	$60,803	$34,974

Weighted-average remaining lease term (years)
Operating leases	4.9	5.1
Finance leases	3.3	2.5
Weighted-average discount rate
Operating leases	6.7%	6.4%
Finance leases	6.2%	5.2%
_______________
(1)The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred charges related to real estate operating right-of-use assets of $2.5 million in the second quarter of 2023, $10.5 million in the first quarter of 2023 and $55.3 million in the fourth quarter of 2022.
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Leases
Operating lease cost	$9,931	$17,559	$21,489	$35,161

Finance Leases
Amortization of right-of-use assets	4,790	3,566	8,622	7,762
Interest on lease liabilities	653	226	1,061	415

Other Lease Costs
Short-term lease cost	968	1,508	1,946	2,986
Variable lease cost (1)	2,852	4,785	5,090	8,993
Total lease cost	$19,194	$27,644	$38,208	$55,317
_______________
(1)Consists primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
Sublease income was $1.3 million and $2.6 million for the three and six months ended June 30, 2023, respectively, and $3.8 million and $7.5 million for the three and six months ended June 30, 2022, respectively, which were primarily related to subleases from the Company's transaction with Woven Planet Holdings in the third quarter of 2021. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the condensed consolidated statement of operations.
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
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29,756	$39,313
Operating cash flows from finance leases	1,212	437
Financing cash flows from finance leases	24,852	15,728

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2023 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2023	$25,183	$20,538	$45,721
2024	56,918	18,253	75,171
2025	46,663	13,507	60,170
2026	32,315	5,848	38,163
2027	27,436	4,710	32,146
Thereafter	43,234	3,823	47,057
Total minimum lease payments	231,749	66,679	298,428
Less: amount of lease payments representing interest	(35,253)	(5,876)	(41,129)
Present value of future lease payments	196,496	60,803	257,299
Less: current obligations under leases	(42,115)	(18,755)	(60,870)
Long-term lease obligations	$154,381	$42,048	$196,429
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
7.    Commitments and Contingencies
Noncancellable Purchase Commitments
In March 2018, the Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of June 30, 2023, the Company has made payments of $165.9 million under the amended arrangement.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. The parties modified the commitment amounts and timing in April 2023 to reduce the Company's payment obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024. As of June 30, 2023, the Company has made payments totaling $30.0 million and capital equipment investments totaling $38.8 million under the arrangement.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. None of the outstanding letters of credit are collateralized by cash. As of June 30, 2023 and December 31, 2022, the Company had letters of credit outstanding of $60.0 million and $55.1 million, respectively.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner's cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration, which was set for oral argument before the Court of Appeal on August 8, 2023. On January 12, 2021, a group of petitioners led by labor union SEIU filed a separate lawsuit in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. SEIU then filed a similar lawsuit in Alameda County Superior Court on February 11, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS filed appeals to the California Court of Appeal. On March 13, 2023, the California Court of Appeal upheld Proposition 22 as constitutional, while severing two provisions that relate to future amendments of Proposition 22. On April 21, 2023, SEIU filed a petition for review to the California Supreme Court. On June 28, 2023, the California Supreme Court granted SEIU’s petition for review. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. The Company and Uber filed motions to dismiss, which were denied by the court in March 2021. The case is set for trial on May 13, 2024. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California or Massachusetts. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
The New York Attorney General has alleged misrepresentations related to certain fees and related driver pay deductions, as well as misclassification of drivers and related labor law violations in New York. The Company has reached an agreement in principle to resolve this matter. The amount accrued for these matters is recorded within accrued and other current liabilities on the consolidated balance sheets as of June 30, 2023.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. The Company filed a petition to challenge the assessment, and are awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2023.
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
Consumer and Other Class Actions
The Company is involved in a number of putative class actions alleging violations of consumer protection, civil rights, and other laws; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair

Competition Law; and the Americans with Disabilities Act, or the ADA, among others. In 2021, the Company received a favorable outcome in a case in the Northern District of California alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle (“WAV”) offerings in three Bay Area counties, Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. After hearing evidence at a 5-day bench trial, the court ruled that plaintiffs failed their burden to prove that Lyft violates the ADA. The plaintiffs did not appeal the ruling. Lyft is facing a similar ADA lawsuit seeking injunctive and other relief in the Southern District of New York, Lowell v. Lyft, Inc. On March 24, 2023, the court certified three classes encompassing regions where Lyft does not currently offer WAV service (Westchester County, NY; New York State except New York City; and all other “non-WAV” regions in the U.S.). The court is expected to set a trial date soon. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders, renters or third parties using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers, riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened claim that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of multiple plaintiffs are currently pending. Regardless of the outcome of these or other matters, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. Although the Company intends to vigorously defend against these lawsuits, its chances of success on the merits are still uncertain as these matters are at various stages of litigation and present a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable.
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

In the California federal court class action, on May 14, 2020, the Company filed a motion to dismiss the consolidated complaint and on September 8, 2020, the federal court granted in part and denied in part that motion. The Company filed its answer to this consolidated complaint on October 2, 2020, and the court certified the class action on August 20, 2021. On February 8, 2022, the parties informed the court they had reached an agreement in principle to settle the case on a class-wide basis, and the plaintiff filed an unopposed motion for preliminary approval of the settlement on June 16, 2022. On August 19, 2022, the putative lead plaintiffs in the California state court action filed a motion to intervene in the California federal court class action for purposes of challenging the proposed class action settlement. In response, the parties in the federal case submitted an amended stipulation of settlement on September 27, 2022, which allowed the state plaintiffs to opt-in to the federal class for purposes of objecting to the settlement, which rendered the motion to intervene moot. The federal parties’ motion for preliminary settlement approval was granted by the court on December 16, 2022. The court subsequently issued a scheduling order setting forth deadlines for notifying the class of the proposed settlement, for filing objections or opting out of the class, briefing schedules for the parties seeking final approval of the settlement and for seeking attorneys’ fees and costs, and setting a final fairness hearing, which proceeded on July 20, 2023. On August 7, 2023, the federal court granted the plaintiffs’ motion for final approval of class action settlement.
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
As previously disclosed, the Company has been cooperating with an investigation by the SEC regarding disclosure of a pre-IPO stock sale by a former stockholder and related matters. In order to resolve the matter, the Company is currently in ongoing discussions with the Staff of the SEC with respect to a resolution whereby the Company will submit an Offer of Settlement (the “Offer”) that reflects an agreement in principle between the Company and the SEC Division of Enforcement to settle the matter. The Offer is subject to certain contingencies, including Commission approval, and there can be no assurance that such approval will be given or that the material terms of the Offer will remain the same. The Company expects that, even if the Offer is not approved or is modified, any loss arising from this matter will not have a material impact on the Company’s financial condition or results of operations. The amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2023.
8.    Debt
Outstanding debt obligations as of June 30, 2023 were as follows (in thousands):

	Maturities	Interest Rates as of June 30, 2023	June 30, 2023	December 31, 2022
Convertible senior notes (1)	May 2025	1.50%	$741,983	$740,609
Non-revolving Loan	2023 - 2025	2.88% - 2.92%	6,606	24,429
Master Vehicle Loan	2023 - 2026	2.60% - 6.85%	83,578	74,456
Total long-term debt, including current maturities			$832,167	$839,494
Less: long-term debt maturing within one year			24,107	36,287
Total long-term debt			$808,060	$803,207
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
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense related to the 2025 Notes	$2,803	$2,803	$5,606	$5,606
Amortization of debt discount and issuance costs (1)	866	694	1,690	1,347
Interest expense related to vehicle loans	2,482	1,463	4,288	2,556
Interest expense	$6,151	$4,960	$11,584	$9,509

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
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of June 30, 2023, the unamortized debt discount and debt issuance cost of the 2025 Notes was $5.5 million on the condensed consolidated balance sheet.

During the quarter ended June 30, 2023, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.

Based on the last reported sale price of the Company's Class A common stock on June 30, 2023, the if-converted value of the 2025 Notes was $186.7 million, which would not exceed the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal	$747,498	$747,498
Unamortized debt discount and debt issuance costs (1)	(5,515)	(6,889)
Net carrying amount of liability component	$741,983	$740,609
_______________
(1)     The Company adopted ASC 2020-06 on January 1, 2022 using the modified retrospective approach, which resulted in a $133.5 million increase to the carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs at the time of adoption.
As of June 30, 2023, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $673.0 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
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
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of June 30, 2023, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of June 30, 2023, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $6.6 million and $84.6 million, respectively, as of June 30, 2023 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. As of June 30, 2023, the Company made repayments of $48.5 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of June 30, 2023 were as follows (in thousands):

Remainder of 2023	$12,732
2024	20,393
2025	777,299
2026	21,743
2027	—
Thereafter	—
Total long-term debt outstanding	$832,167
Vehicle Procurement Agreement
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Vehicle Procurement Agreement (“VPA”), as amended, with a third-party (the “Procurement Provider”). Procurement services under the VPA include purchasing and upfitting certain motor vehicles as specified by Flexdrive, interim financing, providing certain fleet management services, including without limitation vehicle titling, registration and tracking services on behalf of Flexdrive. Pursuant to the terms of the VPA, Flexdrive will make the applicable payments to the

Procurement Provider for the procurement services either directly or through an advance made by the Master Vehicle Loan or the Non-revolving Loan. Interest on interim financing under the VPA is based on the prime rate.
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of June 30, 2023, the Company was in compliance with all covenants of the VPA. As of June 30, 2023, the outstanding borrowings from the interim financing under the VPA was $63.9 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider's performance for any amount borrowed under the revolving credit facility. As of June 30, 2023, there was no exposure to loss under the terms of the guarantee.
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
As of June 30, 2023, the Company was in compliance with all covenants related to the Revolving Credit Facility in all material aspects and no amounts had been drawn under the Revolving Credit Facility.
As of June 30, 2023, there was $16.9 million outstanding from other insignificant sources of financing.
9.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2022	22,315	$28.15	$244,926
Granted	40,416	8.79
Vested	(15,416)	24.33
Canceled	(5,716)	30.49
Nonvested units as of June 30, 2023	41,599	$10.30	$398,267
Included in the grants for the six months ended June 30, 2023 are 13,181,107 performance based restricted stock units (“PSUs”). These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized beginning on the grant date over the requisite service periods of each individual tranche.
All PSUs are subject to a continuous service condition in addition to certain performance criteria.
The fair value as of the respective vesting dates of RSUs that vested during the six months ended June 30, 2023 and 2022 was $150.6 million and $215.9 million, respectively. In connection with RSUs that vested in the six months ended June 30, 2023, the Company withheld 184,878 shares and remitted cash payments of $1.8 million on behalf of the RSU holders to the relevant tax authorities.
As of June 30, 2023, the total unrecognized compensation cost was $390.7 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.4 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2022, 9,712,710 additional shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2023, an additional 3,701,549 shares of Class A common stock were reserved for issuance under the ESPP. As of June 30, 2023, 4,570,725 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP will automatically increase on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

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
The Company recorded income tax expense of $2.7 million and $5.3 million in the three and six months ended June 30, 2023, respectively, and $0.1 million and $2.9 million in the three and six months ended June 30, 2022, respectively. The effective tax rate was (2.39)% and (1.80)% for the three and six months ended June 30, 2023, respectively, and (0.02)% and (0.50)% for the three and six months ended June 30, 2022, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2023 and December 31, 2022.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(114,262)	$(377,246)	$(301,911)	$(574,178)
Weighted-average shares used in computing net loss per share, basic and diluted	381,884	350,526	377,828	348,553
Net loss per share, basic and diluted	$(0.30)	$(1.08)	$(0.80)	$(1.65)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	June 30,
	2023	2022
Restricted stock units	28,208	21,737
2025 Notes(1)	19,471	19,471
Performance based restricted stock units	13,391	1,773
Stock options	903	1,009
ESPP	200	301
Total	62,173	44,291
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

12.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three and six months ended June 30, 2023 and 2022.
13. Restructuring
April 2023 Restructuring Plan
    In April 2023, the Company announced a restructuring plan as part of its efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of the Company's employees. As a result of the restructuring plan, in the second quarter of 2023, the Company recorded $47.2 million in employee severance and other employee costs and $9.7 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. The Company also recorded $6.3 million in impairment charges, fixed asset write-offs, accelerated depreciation and other costs to real estate operating lease right-of-use assets, which was primarily related to the cease use of certain facilities. As a result of the above, the Company incurred net restructuring charges of $63.3 million in the quarter ended June 30, 2023.
The following table summarizes the above restructuring related charges by line item within the Company’s condensed consolidated statements of operations where they were recorded in the quarter ended June 30, 2023 (in thousands):

	Stock-Based Compensation	Severance and Other Employee Costs	Right-of-Use Asset Impairments and Other Costs	Accelerated Depreciation	Total
Cost of revenue	$667	$3,204	$—	$—	$3,871
Operation and support	259	3,054	5,268	669	9,250
Research and development	4,539	21,254	—	—	25,793
Sales and marketing	1,045	5,191	—	—	6,236
General and administrative	3,213	14,535	400	—	18,148
Total	$9,723	$47,238	$5,668	$669	$63,298
November 2022 Restructuring Plan
In November 2022, the Company announced a restructuring plan to reduce operating expenses. As a result of the restructuring plan, in the fourth quarter of 2022, the Company recorded $29.5 million in employee severance and other employee costs and $9.5 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination.
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
As of June 30, 2023, there were $5.9 million in restructuring-related liabilities. As of December 31, 2022, there were $1.6 million in restructuring-related liabilities.
14.    Variable Interest Entities
VIEs Related to the Acquisition of PBSC
As part of its acquisition of PBSC, the Company acquired several joint ventures (“JVs”) which were deemed to be VIEs in accordance with ASC 810 on the acquisition date. The Company determined that PBSC is the primary beneficiary of one of the acquired VIEs, in which it owns an 80% equity interest, as PBSC has the power to direct the majority of the activities of the VIE that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits. As PBSC is the primary beneficiary of the VIE, the assets, liabilities, non-controlling interest, revenues and operating results are included in the condensed consolidated financial statements. During the quarter ended September 30, 2022, PBSC entered into another joint venture deemed to be a VIE which was accounted for under the equity method.
The acquisition date fair value of all the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeds the carrying value and is recorded within other investments in the condensed consolidated balance sheet. The VIE entered into during the quarter ended September 30, 2022 was immaterial. The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make which was immaterial as of June 30, 2023.
Other than the VIE of which PBSC owns an 80% equity interest, the Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s condensed consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the period ended June 30, 2023.
Other VIEs
During the quarter ended June 30, 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity's economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company's ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company's maximum exposure to the VIE.

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
Substantially all of our revenue is generated from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads and complete more rides, we earn more revenue. We also generate revenue from riders renting Light Vehicles, drivers renting vehicles through Express Drive and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Lyft Pass programs. In 2021, we began generating revenues from licensing and data access agreements. In the second quarter of 2022, we began generating revenues from the sale of bikes and bike station software and hardware sales substantially through our acquisition of PBSC Urban Solutions Inc ("PBSC").
Riders and drivers want and value choice, and we believe there remains an opportunity for growth in our marketplace. We are focused on delivering a great rideshare experience and continue innovating more for drivers and riders, creating an increasingly differentiated service over time. We are committed to building a durable, healthy and profitable business for our riders, drivers and shareholders.
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

Impact of Macroeconomic Conditions, COVID-19 and Recent Market Dynamics on our Business
Beginning in the middle of March 2020, the COVID-19 pandemic and related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. During the height of the COVID-19 pandemic, we also experienced volatility in the overall marketplace health on our platform, including fluctuations in driver supply and service levels. In 2022, we saw decreased demand in the first quarter driven by an increase in cases due to variants of the virus, but demand and overall marketplace health improved throughout the year. In 2023, we have adjusted our prices to be competitive and roughly in-line with the market, and these actions, combined with our focus on strong execution, led to Active Riders reaching the highest level in the second quarter of 2023 since the COVID-19 pandemic began. Across regions, more people are getting out, getting back to the office, traveling, and in doing so, choosing our platform, with commute, early morning, and airport use cases displaying strength in the second quarter of 2023.
Although there has been an improvement in overall demand and our marketplace health, demand for our platform has not returned to pre-pandemic levels in all markets and the timing of demand increases have not always aligned with supply availability. Our pricing adjustments in the first half of 2023 have helped stimulate demand for our network but have also had an adverse impact on revenue and our overall profitability. The combination of these actions and Active Rider growth reduced Revenue per Active Rider, which declined year over year in the three months ended June 30, 2023. In addition, our recent cost-restructuring efforts are helping us to offset the impact of competitive pricing on our net loss and Adjusted EBITDA.
For more information on risks associated with the COVID-19 pandemic, macroeconomic conditions and competition, see the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
Recent Developments
Leadership Changes
On March 27, 2023, the Company announced that Logan Green, its co-founder and Chief Executive Officer (“CEO”), decided to transition from his role as CEO, effective as of April 17, 2023, and John Zimmer, its co-founder and President, decided to transition from his role as President, effective as of June 30, 2023. On March 27, 2023, the Company also announced that the Company’s board of directors (the “Board”) appointed David Risher, a member of the Board since July 2021, to serve as CEO, effective as of April 17, 2023, and President and CEO, effective as of July 1, 2023. Messrs. Green and Zimmer will each remain as advisors to the Company for 12 months following the end of their employment and will continue serving on the Board, Mr. Green as Chair of the Board and Mr. Zimmer to continue serving as Vice Chair of the Board.
Subsequent to Mr. Risher’s appointment, the Board appointed Kristin Sverchek, a senior executive at the Company, as President, effective as of July 1, 2023, following Mr. Zimmer’s departure. Mr. Risher continues to be the principal executive officer. On May 16, 2023, the Company announced the appointment of Erin Brewer as Chief Financial Officer, effective as of July 10, 2023, following the departure of Elaine Paul in May 2023.
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
In the first quarter of 2023, we finalized the exit of certain leases as part of the 2022 plan of termination and we completed a transaction for the divestiture of certain assets related to our first party vehicle services business to align with our anticipated operating needs. As a result, the Company recorded lease termination penalties and additional impairment charges related to the cease use of certain facilities to real estate operating lease right-of-use assets. The remaining employee related charges, which include employee severance, benefits and stock-based compensation, were not material in the first quarter of 2023.
In April 2023, we announced a restructuring plan as part of its efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of our employees. As a result of the restructuring plan, in the second quarter of 2023, we recorded $47.2 million in employee severance and other employee costs and $9.7 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding these reductions in workforce.

Financial Results for the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2023	2022	2022 to 2023 % Change
GAAP Financial Measures
(in millions, except for percentages)
Revenue	$1,020.9	$990.7	3%
Gross profit	$414.3	$340.4	22%
Gross profit margin	40.6%	34.4%	18%
Total costs and expenses (1)	$1,179.4	$1,363.9	(14)%
Loss from operations	$(158.5)	$(373.2)	(58)%
Net loss	$(114.3)	$(377.2)	(70)%
Net loss as a percentage of revenue	(11.2)%	(38.1)%	(71)%
Cash used in operating activities	$(70.0)	$(25.2)	178%

Non-GAAP Financial Measures
(in millions, except for percentages)
Contribution (2)	$426.4	$315.1	35%
Contribution Margin (2)	41.8%	31.8%	31%
Adjusted EBITDA (2)	$41.0	$(196.3)	121%
Adjusted EBITDA Margin (2)	4.0%	(19.8)%	120%

Key Metrics
(in thousands, except for dollar amounts and percentages)
Active Riders	21,487	19,860	8%
Revenue per Active Rider	$47.51	$49.89	(5)%
___________
(1)Total cost and expenses included stock-based compensation expense of $113.9 million for the three months ended June 30, 2023.
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

	Active Riders			Revenue per Active Rider
	2023	2022	Growth Rate	2023	2022	Growth Rate
	(in thousands, except for dollar amounts and percentages)
Three Months Ended March 31	19,552	17,804	9.8%	$51.17	$49.18	4.0%
Three Months Ended June 30	21,487	19,860	8.2%	$47.51	$49.89	(4.8)%
Three Months Ended September 30		20,312			$51.88
Three Months Ended December 31		20,358			$57.72
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
The increase in the number of Active Riders in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was due primarily to an increase in demand driven by our focus on pricing competitively and roughly in-line with the market. The sequential increase in the number of Active Riders in the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 was due primarily to the acceleration in demand as Active Riders reached a multi-year high and our marketplace health improved.
The decrease in Revenue per Active Rider in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily driven by lower pricing which more than offset the growth in ride frequency. The sequential decrease in Revenue per Active Rider in the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 was driven by the same factors.
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
Components of Results of Operations
In light of our recent cost-cutting efforts, we anticipate expenses to decrease as compared to 2022. We also expect a reduction in our stock based compensation expense as a result of our headcount reduction and other initiatives.
Revenue Recognition
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from the bikes, bike station hardware and software sales and revenue from licensing and data access agreements. Revenue derived from these offerings is recognized in accordance with ASC 606 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our condensed consolidated financial statements.
Revenue also consists of rental revenues recognized through leases or subleases primarily from Flexdrive and our network of Light Vehicles, which includes revenue generated from single-use ride fees paid by riders of Light Vehicles. Revenue derived from these offerings is recognized in accordance with ASC 842 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our condensed consolidated financial statements.
We offer various incentive programs to drivers that are recorded as reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received.
Cost of Revenue
Cost of revenue primarily consists of costs directly related to revenue generating transactions through our multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing, and bike and scooter rentals and also includes occupational hazard insurance for drivers in California. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles. Gross profit is defined as revenue less cost of revenue.

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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$1,020,906	$990,748	$2,021,454	$1,866,323
Costs and expenses
Cost of revenue	606,599	650,356	1,155,591	1,090,650
Operations and support	107,649	105,314	206,575	203,914
Research and development	154,612	201,768	351,516	394,522
Sales and marketing	109,167	140,754	225,108	267,083
General and administrative	201,398	265,731	457,938	482,672
Total costs and expenses	1,179,425	1,363,923	2,396,728	2,438,841
Loss from operations	(158,519)	(373,175)	(375,274)	(572,518)
Interest expense	(6,151)	(4,960)	(11,584)	(9,509)
Other income (expense), net	53,075	953	90,290	10,716
Loss before income taxes	(111,595)	(377,182)	(296,568)	(571,311)
Provision for (benefit from) income taxes	2,667	64	5,343	2,867
Net loss	$(114,262)	$(377,246)	$(301,911)	$(574,178)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	59.4	65.6	57.2	58.4
Operations and support	10.5	10.6	10.2	10.9
Research and development	15.1	20.4	17.4	21.1
Sales and marketing	10.7	14.2	11.1	14.3
General and administrative	19.7	26.8	22.7	25.9
Total costs and expenses	115.5	137.7	118.6	130.6
Loss from operations	(15.5)	(37.7)	(18.6)	(30.7)
Interest expense	(0.6)	(0.5)	(0.6)	(0.5)
Other income (expense), net	5.2	0.1	4.5	0.6
Loss before income taxes	(10.9)	(38.1)	(14.7)	(30.6)
Provision for (benefit from) income taxes	0.3	—	0.3	0.2
Net loss	(11.2)%	(38.1)%	(14.9)%	(30.8)%
Comparison of the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Revenue	$1,020,906	$990,748	3%	$2,021,454	$1,866,323	8%

Revenue increased $30.2 million, or 3%, in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, driven primarily by an increase of 8.2% in the number of Active Riders due primarily to growth in demand driven by competitive pricing. This was offset by a decrease of 4.8% in Revenue per Active Rider primarily driven by lower pricing which more than offset growth in ride frequency as compared to the three months ended June 30, 2022. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $87.2 million for the quarter ended June 30, 2023 as compared to the same quarter in the prior year.
Revenue increased $155.1 million, or 8%, in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, driven primarily by increases in Active Riders of 9.8% and 8.2% for the quarters ended March 31, 2023 and June 30, 2023, respectively, as compared to the same quarters in the prior year. The increases in Active Riders were primarily driven by competitive pricing initiated in early 2023 and reflect the improvement in demand on our platform and improving marketplace health in 2023 as compared to the same periods in 2022.
Near-term, we intend to continue offering lower prices compared to the same periods in the prior year as we strive to provide competitive service levels, which will have an adverse impact on our revenue and profitability. However, we expect to continue to see improved marketplace balance as increasing driver supply better meets demand.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Cost of revenue	$606,599	$650,356	(7)%	$1,155,591	$1,090,650	6%
Cost of revenue decreased $43.8 million, or 7%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was due primarily to a $84.1 million decrease in insurance costs driven by a decrease of $275.4 million related to changes in estimates to historical liabilities for insurance required by regulatory agencies from the second quarter of 2022. The decrease in insurance costs was partially offset by an increase of $154.5 million driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected paid losses across the commercial auto industry as well as an increase in rider demand and a $36.8 million gain related to the Commutation Transaction in the second quarter of 2022. There were also increases of $25.6 million in Light Vehicle related costs, $12.3 million in Flexdrive related costs and $10.0 million in transaction fees.
Cost of revenue increased $64.9 million, or 6%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was due primarily to a $45.8 million increase in Light Vehicle related costs, a $19.7 million increase in Flexdrive related costs and a $13.7 million increase in transaction fees. These increases were partially offset by a $10.6 million decrease in insurance costs driven by a decrease of $278.8 million primarily related to changes in estimates to historical liabilities for insurance required by regulatory agencies from the first and second quarters of 2022. The decrease in insurance costs was partially offset by an increase of $231.4 million driven by recent economic factors including the high inflationary environment, increased litigation and higher than expected paid losses across the commercial auto industry as well as an increase in rider demand and a $36.8 million gain related to the Commutation Transaction in the second quarter of 2022.
We expect to see cost of revenue increase in the near term on a year-over-year basis driven by higher insurance costs driven by uncertainties of recent economic factors.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Operations and support	$107,649	$105,314	2%	$206,575	$203,914	1%
Operations and support expenses were relatively flat in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Operations and support expenses included a $9.3 million increase in restructuring costs related to the restructuring event in the second quarter of 2023, consisting of (i) $5.3 million in impairment costs of operating lease right-of-use assets and other costs, (ii) $3.1 million in severance and benefits costs, (iii) $0.7 million in accelerated depreciation of fixed assets and (iv) $0.2 million in stock-based compensation. There was also an increase of $5.6 million in Light Vehicle related costs. These increases were partially offset by a decrease of $11.0 million in personnel-related costs primarily driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023.

Operations and support expenses were relatively flat in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Operations and support expenses included a $22.3 million increase in restructuring costs related to the restructuring events in the fourth quarter of 2022 and second quarter of 2023, consisting of (i) $14.7 million in impairment costs of operating lease right-of-use assets and other costs, (ii) $6.2 million in severance and benefits costs, (iii) $1.0 million in accelerated depreciation of fixed assets and (iv) $0.4 million in stock-based compensation. These increases were partially offset by a decrease of $20.0 million in personnel-related costs primarily driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Research and development	$154,612	$201,768	(23)%	$351,516	$394,522	(11)%
Research and development expenses decreased $47.2 million, or 23%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily due to a $46.3 million decrease in stock-based compensation and a $23.0 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There was also a $5.4 million decrease in facilities costs. These decreases were partially offset by a $25.8 million increase in restructuring costs related to the restructuring events in the second quarter of 2023, consisting of (i) $21.3 million in severance and benefits costs and (ii) $4.5 million in stock-based compensation.
Research and development expenses decreased $43.0 million, or 11%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily due to a $33.6 million decrease in stock-based compensation and a $31.2 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There was also a $9.6 million decrease in facilities costs. These decreases were partially offset by a $28.3 million increase in restructuring costs related to the restructuring events in the fourth quarter of 2022 and second quarter of 2023, consisting of (i) $21.3 million in severance and benefits costs, (ii) $4.5 million in stock-based compensation and (iii) $2.5 million in impairment costs of operating lease right-of-use assets and other costs.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Sales and marketing	$109,167	$140,754	(22)%	$225,108	$267,083	(16)%
Sales and marketing expenses decreased $31.6 million, or 22%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily due to decreases of $14.3 million in costs associated with driver and rider programs, $9.8 million in brand and other marketing and $9.0 million in driver and passenger acquisition costs and incentive programs. There were also decreases of $5.1 million in stock-based compensation and $4.7 million in personnel-related costs driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. These decreases were partially offset by a $6.2 million increase in restructuring costs related to the restructuring events in the second quarter of 2023, consisting of (i) $5.2 million in severance and benefits costs and (ii) $1.0 million in stock-based compensation.
Sales and marketing expenses decreased $42.0 million, or 16%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily due to decreases of $18.9 million in costs associated with driver and rider programs, $15.6 million in brand and other marketing, and $10.6 million in driver and passenger acquisition costs and incentive programs. There were also decreases of $5.2 million in personnel-related costs and $4.0 million in stock-based compensation driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. These decreases were partially offset by a $6.2 million increase in restructuring costs related to the restructuring events in the second quarter of 2023, consisting of (i) $5.2 million in severance and benefits costs and (ii) $1.0 million in stock-based compensation.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
General and administrative	$201,398	$265,731	(24)%	$457,938	$482,672	(5)%
General and administrative expenses decreased $64.3 million, or 24%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily due to a $21.0 million decrease in certain loss contingencies including legal accruals and settlements as well as a $15.2 million decrease in stock-based compensation and a $14.2 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There were also decreases of $12.4 million in contributions toward policy and $12.1 million in consulting and advisory costs. These decreases were partially offset by an increase of $18.1 million in restructuring costs related to the restructuring events in the second quarter of 2023, consisting of (i) $14.5 million in severance and benefits costs, (ii) $3.2 million in stock-based compensation and (iii) $0.4 million in impairment costs of operating lease right-of-use assets and other costs.

General and administrative expenses decreased $24.7 million, or 5%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily due to a $16.1 million decrease in consulting and advisory costs as well as a $15.9 million decrease in personnel-related costs and $3.6 million decrease in stock-based compensation driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There were also decreases of $12.6 million in contributions toward policy, $8.4 million in taxes, $6.0 million in claims administration costs and $3.8 million in bad debt expense. These decreases were partially offset by an increase of $25.8 million in restructuring costs related to the restructuring events in the fourth quarter of 2022 and second quarter of 2023, consisting of (i) $14.6 million in severance and benefits costs, (ii) $8.0 million in impairment costs of operating lease right-of-use assets and other costs and (iii) $3.2 million in stock-based compensation. There was also an increase of $17.4 million in an accrual for self-retained general business liabilities.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Interest expense	$(6,151)	$(4,960)	24%	$(11,584)	$(9,509)	22%
Interest expense increased $1.2 million, or 24%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Interest expense increased $2.1 million, or 22%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Other income (expense), net	$53,075	$953	5,469%	$90,290	$10,716	743%
Other income (expense), net increased $52.1 million in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily due to a $29.7 million increase in interest income due to rising interest rates and a $12.9 million increase related to a gain on an equity method investment. These increases were offset by a $2.6 million decrease in sublease income as a result of the exit of certain facilities in the fourth quarter of 2022.

Other income (expense), net increased $79.6 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily due to a $61.2 million increase in interest income due to rising interest rates and a $12.9 million increase related to a gain on an equity method investment. These increases were offset by a $5.0 million decrease in sublease income as a result of the exit of certain facilities in the fourth quarter of 2022.

Non-GAAP Financial Measures

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Gross profit	$414.3	$340.4	21.7%	$865.9	$775.7	11.6%
Gross profit margin	40.6%	34.4%		42.8%	41.6%
Net loss	$(114.3)	$(377.2)	(69.7)%	$(301.9)	$(574.2)	(47.4)%
Net loss as a % of revenue	(11.2)%	(38.1)%		(14.9)%	(30.8)%

Non-GAAP Financial Measures
Contribution(1)	$426.4	$315.1	35.3%	$891.5	$817.6	9.0%
Contribution Margin(1)	41.8%	31.8%		44.1%	43.8%
Adjusted EBITDA(1)	$41.0	$(196.3)	120.9%	$63.7	$(141.5)	145.0%
Adjusted EBITDA Margin(1)	4.0%	(19.8)%		3.2%	(7.6)%
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

Losses ceded under the Reinsurance Agreement that exceeded $271.5 million, but were below the aggregate limit of $434.5 million, resulted in the recognition of a deferred gain liability. The deferral of gains had a negative impact in the respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to the cost of revenue over multiple periods equal to the excess benefits received. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related reserve adjustments and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Therefore, in the event that the net amount of any reserve adjustments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement”. As of June 30, 2023, we have no deferred gain related to losses ceded under the Reinsurance Agreement.
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
We announced restructuring plans in the fourth quarter of 2022 and the second quarter of 2023 to reduce operating expenses. We believe the costs associated with the restructurings are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Contribution and Adjusted EBITDA is useful to investors by enabling them to better assess our ongoing operating performance and provide for better comparability with our historically disclosed Contribution and Adjusted EBITDA amounts. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding these restructuring plans.
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

We sublease certain office space and earn sublease income. Sublease income is included within other income, net on our condensed consolidated statement of operations, while the related lease expense is included within operating expenses and loss from operations. We believe the adjustment to include sublease income to Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance, including the benefits of recent transactions, by presenting sublease income as a contra-expense to the related lease charges within our operating expenses.
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
The following table provides a reconciliation of gross profit, or revenue less cost of revenue, to Contribution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$1,020.9	$990.7	$2,021.5	$1,866.3
Less cost of revenue	(606.6)	(650.4)	(1,155.6)	(1,090.6)
Gross profit	414.3	340.4	865.9	775.7
Gross profit margin	40.6%	34.4%	42.8%	41.6%
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	1.2	1.2	2.5	2.5
Stock-based compensation expense	7.5	10.1	18.3	20.0
Payroll tax expense related to stock-based compensation	0.2	0.2	0.6	0.9
Net amount from claims ceded under the Reinsurance Agreement(1)	—	(36.8)	—	18.5
Restructuring charges(2)	3.1	—	4.3	—
Contribution(3)(4)	$426.4	$315.1	$891.5	$817.6
Contribution Margin(3)	41.8%	31.8%	44.1%	43.8%
_______________
(1)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period, to help investors understand the ultimate economic benefit of the Reinsurance Agreement.In the second quarter of 2022, we recorded a $36.8 million gain under cost of revenue on the condensed consolidated statement of operations related to a transaction which effectively commuted and settled the Reinsurance Agreement. Refer to Note 4 "Supplemental Financial Statement Information" to the condensed consolidated financial statements for information regarding the Commutation Transaction.
(2)As part of the announced restructuring plans, we incurred $3.1 million and $4.3 million of severance and other employee costs for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, restructuring related charges for stock-based compensation of $0.7 million and payroll tax expense related to stock-based compensation of $0.1 million are included on their respective line items. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plans announced in November 2022 and April 2023.
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

Net loss is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(114.3)	$(377.2)	$(301.9)	$(574.2)
Adjusted to exclude the following:
Interest expense(1)	6.9	5.2	12.7	9.9
Other (income) expense, net	(53.1)	(1.0)	(90.3)	(10.7)
Provision for (benefit from) income taxes	2.7	0.1	5.3	2.9
Depreciation and amortization	28.6	29.1	55.8	60.9
Stock-based compensation	113.9	176.6	294.3	330.4
Payroll tax expense related to stock-based compensation	2.7	2.5	9.0	12.0
Net amount from claims ceded under the Reinsurance Agreement(2)	—	(36.8)	—	18.5
Sublease income	1.3	3.8	2.6	7.5
Costs related to acquisitions and divestitures(3)	—	1.4	—	1.4
Restructuring charges(4)(5)	52.3	—	76.2	—
Adjusted EBITDA(6)(7)	$41.0	$(196.3)	$63.7	$(141.5)
Adjusted EBITDA Margin	4.0%	(19.8)%	3.2%	(7.6)%
_______________
(1)Includes $0.7 million and $1.1 million related to the interest component of vehicle-related finance leases in the three and six months ended June 30, 2023, respectively. Includes $0.2 million and $0.4 million related to the interest component of vehicle-related finance leases in the three and six months ended June 30, 2022, respectively. Refer to Note 6 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle-related finance leases.
(2)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period, to help investors understand the ultimate economic benefit of the Reinsurance Agreement. In the second quarter of 2022, we recorded a $36.8 million gain under cost of revenue on the condensed consolidated statement of operations related to a transaction which effectively commuted and settled the Reinsurance Agreement. Refer to Note 4 "Supplemental Financial Statement Information" to the condensed consolidated financial statements for information regarding the Commutation Transaction.
(3)Includes third-party costs incurred related to our acquisition of PBSC in the second quarter of 2022.
(4)In the three months ended June 30, 2023, we incurred restructuring charges of $46.6 million of severance and other employee costs and $5.7 million related to right-of-use-asset impairments, fixed asset write-offs and other costs related to the restructuring plan announced in April 2023. Restructuring related charges for stock-based compensation of $9.7 million, accelerated depreciation of $0.7 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the three months ended June 30, 2023 are included on their respective line items. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plan announced in April 2023.
(5)In the six months ended June 30, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs and $25.3 million related to right-of-use-asset impairments and other costs related to the restructuring plans announced in April 2023 and November 2022. Restructuring related charges for stock-based compensation of $9.9 million, accelerated depreciation of $1.0 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the six months ended June 30, 2023 are included on their respective line items. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plans announced in November 2022 and April 2023.
(6)Beginning in the fourth quarter of 2022, the Company’s non-GAAP financial measures were updated to no longer adjust for “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods” and prior period information has been revised to conform to the current period presentation.
(7)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(144,013)	$(177,531)
Net cash provided by investing activities	840,850	23,123
Net cash used in financing activities	(83,357)	(33,608)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	345	(121)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$613,825	$(188,137)
Operating Activities
Cash used in operating activities was $144.0 million for the six months ended June 30, 2023. This consisted primarily of a net loss of $301.9 million. This was offset by non-cash stock-based compensation expense of $294.3 million and depreciation and amortization expense of $55.8 million.
Cash used in operating activities was $177.5 million for the six months ended June 30, 2022. This consisted primarily of a net loss of $574.2 million. This was offset by non-cash stock-based compensation expense of $330.4 million and depreciation and amortization expense of $60.9 million.
Investing Activities
Cash provided by investing activities was $840.9 million for the six months ended June 30, 2023, which primarily consisted of proceeds from sales and maturities of marketable securities of $2.1 billion. This was partially offset by purchases of marketable securities of $1.2 billion.
Cash provided by investing activities was $23.1 million for the six months ended June 30, 2022, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.1 billion and maturities of term deposits of $380.0 million. This was partially offset by purchases of marketable securities of $1.3 billion, cash paid for the acquisition of PBSC of $146.3 million, net of cash acquired, and purchases of property and equipment and scooter fleet of $53.3 million.
Financing Activities
Cash used in financing activities was $83.4 million for the six months ended June 30, 2023, which primarily consisted of repayment of loans of $48.5 million and principal payments on finance lease obligations of $24.9 million.
Cash used in financing activities was $33.6 million for the six months ended June 30, 2022, which primarily consisted of our repayment of loans of $26.7 million and principal payments of finance lease obligations of $15.7 million.
Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of approximately $638.4 million and short-term investments of approximately $1.1 billion, exclusive of restricted cash, cash equivalents and investments of $1.0 billion, and a revolving credit agreement which provides for a $420 million revolving secured credit facility. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit. That portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment or our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
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
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2023 and December 31, 2022 were $632.5 million and $1.0 billion, respectively.
We continue to actively monitor the impact of the uncertain macroeconomic environment, including tightening credit markets, inflation and increased interest rates. We have made adjustments to our expenses and cash flow which include recent headcount reductions announced in November 2022 and April 2023. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in the fourth quarter of 2022 and the first quarter of 2023. While we cannot be certain that our actions will mitigate the impact of the uncertain macroeconomic environment, with $1.7 billion in unrestricted cash and cash equivalents and short-term investments as of June 30, 2023, as well as our credit facility, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
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
Contractual Obligations and Commitments
In April 2023, we amended our noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, to reduce our payment obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024.
As of June 30, 2023, except as described above, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant.
As of June 30, 2023, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.7 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.0 billion. As of June 30, 2023, we had long-term debt of $832.2 million, 89% of which consisted of the fixed-rate 2025 Notes we issued in May 2020. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to immateriality.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We have also modified our business practices as a result of the COVID-19 pandemic, including by permitting corporate employees in nearly all of our locations to work in a hybrid remote environment, limiting employee travel, adopting safety precautions for and holding virtual events and meetings. In addition, we recently announced a return to office hybrid workplace strategy. These shifts have led us to reduce our real estate footprint and may increase the risk of a cybersecurity breach or incident, result in decreased productivity, harm our company culture, adversely affect our ability to timely and accurately report our financial statements or maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
•In response to the effects of the COVID-19 pandemic and macroeconomic uncertainty on our business, we took certain cost-cutting measures, including reductions-in-force, which may have adversely affected employee morale, our culture and our ability to attract and retain employees.
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
•successfully expand our geographic reach and manage our international operations;
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
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California and HB 2076 in Washington, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles and Flexdrive. We have also established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards is expected to continue to be a significant expense in future periods, and as of June 30, 2023, we had $390.7 million of unrecognized stock-based compensation expense related to RSUs and PSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.4 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 7, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions, and we may incur significant expenses to resolve the matters at issue in the litigation. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.

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
•litigation over, or investigations by regulators into, our platform or our business, including any adverse resolution of such litigation or investigations;
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
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing and earnings methodologies to account for such a change to driver classification. The passage of Proposition 22 in California and HB 2076 in Washington has enabled us to provide additional earning opportunities to drivers in those states, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, litigation over Lyft’s compliance with Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate. We have experienced in the past and may experience in the future underpricing or overpricing of our offerings due to changes we make to the technology used in our pricing. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles, our Driver Hub, and certain vehicles in our Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
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
We expect to continue to grow our business, infrastructure and operations over time. Growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. While our headcount has grown across the United States and internationally, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, in the second quarter of 2020, we implemented a plan of termination to reduce operating expenses and adjust cash flows in light of the ongoing economic challenges resulting from the COVID-19 pandemic and its impact on our business, which plan involved the termination of approximately 17% of our employees. In November 2022, we committed to a plan of termination as part of our efforts to reduce operating expenses and adjust cash flows, which plan involved the termination of approximately 13% of our employees. In April 2023, we announced a restructuring plan as part of our efforts to further reduce operating costs, which plan involved the termination of approximately 26% of our employees. We may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Although new vehicle inventory supply is improving, Flexdrive has previously experienced and may in the future experience production and delivery delays which can hinder its ability to meet demand and grow the fleet. New vehicle production delays also lead to holding onto existing vehicles longer which in turn leads to increased costs relating to those vehicles.
The costs of the fleet vehicles may also be adversely impacted by the relative strength of the used car market. Flexdrive currently sells vehicles through auctions, third-party resellers and other channels in the used vehicle marketplace. Such channels may not produce stable used vehicle prices and Flexdrive has experienced a softening in the used car market. It may be difficult to estimate the residual value of vehicles used in ridesharing, such as those rented to drivers through our Express Drive program. If Flexdrive is unable to obtain and maintain the fleet of vehicles cost-efficiently or if Flexdrive is unable to accurately forecast the residual values of vehicles in the fleet, our business, financial condition and results of operations could be adversely affected.
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
We incorporate technology and intellectual property from third parties into our platform, products, and services. We cannot be certain that such technology, intellectual property, or third parties are not infringing the intellectual property rights of others or that these third parties have sufficient rights to the technology or intellectual property in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform or products containing that technology or provide services using that technology could be severely limited and our business could be harmed. Likewise, the use of generative AI and other forms of artificial intelligence may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation. Additionally, if we are unable to access necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards and may subject us to certain risks discussed in the preceding paragraph that are currently borne by third parties. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed or if we are unable to develop such alternate technology at commercially reasonable levels of risk, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.

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
Developing and launching new offerings or enhancements to the existing offerings on our platform involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future drivers and riders, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand and the number of drivers using our platform), our dependence on strategic commercial partnerships, and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant up-front capital investments and such investments may not generate sufficient returns on investment. Further, from time to time we may reevaluate, discontinue and/or reduce these investments and decide to discontinue one or more offerings. For example, we recently shut down our roadside assistance offering, vehicle services offering, and parking offering, all of which were initially launched in 2021. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.
If we are unable to successfully manage the complexities associated with our multimodal platform, our business, financial condition and results of operations could be adversely affected.
Our expansion, either through our first party offerings or third-party offerings through our partnerships, into bike and scooter sharing, other modes of transportation and vehicle rental program has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, our Wait & Save offering, which enables riders to opt for a longer wait time but pay a lower fare than for a Standard ride, while drivers earn the same as they do for a Standard ride, involves inherent challenges in predicting the future locations of drivers. We also face the risk that our network of Light Vehicles, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. Additionally, from time to time we reevaluate our offerings on our multimodal platform and have in the past decided and may again decide to discontinue or modify an offering or certain features. Such actions may negatively impact revenue in the short term and may not provide the benefits we expect in the long term. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
Our metrics and estimates, including the key metrics included in this report, are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third-party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and we may make material adjustments to our processes for calculating our metrics in order to enhance accuracy, reflect newly available information, address errors in our methodologies, or other reasons, which may result in changes to our metrics. The estimates and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. Further, as our business develops, we may introduce, revise or cease reporting certain metrics if we change how we manage our business such that new metrics are appropriate, if we determine that revisions are required to accurately or appropriately measure our performance, or if one or more metrics no longer represents an effective way to evaluate our business. If investors or analysts do not consider our metrics to be accurate representations of our business or compare our metrics to third party estimates or similarly titled metrics of our competitors or others in our industry that are not calculated on the same basis, or if we discover material inaccuracies in our metrics, then the trading price of our Class A common stock and our business, financial condition and results of operations could be adversely affected.
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
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a rider, attempted payments by riders with insufficient funds, fraud committed by drivers, riders or third parties, and fraud committed by riders in concert with drivers. Bad actors use increasingly sophisticated methods to engage in illegal activities, including those involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current card payment practices, we may be liable for rides facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. Despite measures that we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our inability to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.
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
With our up-front pricing methodology, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver

(which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service, including the Driver Addendum. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. Additionally, Shared Rides, a limited-scope offering for business-to-business partnerships in select markets, enables unrelated parties traveling along similar routes to generate a discounted fare at the cost of possibly longer travel times. The fare charged for the Shared Ride is decoupled from the payment made to the driver as we do not adjust the driver payment based on the success or failure of a match. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to pay a driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our breadth of offerings or up-front prices, our ability to compete effectively in these locations could be adversely affected. From time to time we adjust our prices due to these factors, which may harm our results of operations. We also utilize certain AI and machine-learning technologies and algorithms to optimize our pricing and marketplace. Errors in AI, machine-learning technologies, algorithms, or the inputted data, including insufficient data sets or biased information, or the processing of the data may lead to discriminatory or other adverse outcomes. If we are unable to effectively manage our pricing methodologies in conjunction with our existing and future pricing and incentive programs, our business, financial condition and results of operations could be adversely affected.
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
•our flexible workplace strategies, which enable certain of our employees to work in a hybrid workplace environment or remotely;
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
Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. In the second quarter of 2023, our co-founders, Logan Green and John Zimmer, transitioned from their management roles and David Risher, a member of our board of directors, became Chief Executive Officer. Kristin Sverchek, a senior executive of the Company, succeeded Mr. Zimmer as President. While our co-founders will continue to serve on our board of directors and will serve in advisory roles for a one-year period to help facilitate a smooth transition, we have incurred various expenses in connection with the transition and we may face challenges in connection with the transition, such as potential changes to our culture and other changes in our management structure or roles. Further, we may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to economic and other factors impacting our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
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
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful, which may result in shutting down international operations or closing international offices, which could result in additional costs and cash requirements, any of which may harm our business, financial condition and results of operations. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition and results of operations could be adversely affected.
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
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, auto maintenance and repairs, personal injury, marketing, text messaging, subscription services, intellectual property, AI, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, web and mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions and electric vehicles, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
The ridesharing industry, Light Vehicle sharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or comply with certain reporting and other compliance requirements to provide our ridesharing, bike and scooter sharing, and Flexdrive offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke existing or deny renewals of permits to operate, delay our ability to operate, increase their fees, charge new types of fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings. Any of the foregoing actions by these jurisdictions and governmental entities could adversely affect our business, financial condition and results of operations.
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
Our industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and different jurisdictions adopted rules governing minimum driver earnings for ridesharing platforms. For instance, the New York City Taxi & Limousine Commission adopted rules in 2018 and the state of Washington adopted HB 2076, which implements minimum driver earnings standards. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we may face regulations relating to new or developing technologies. For example, the European Commission has proposed the EU Artificial Intelligence Act, which would impose operational and regulatory requirements relating to the use of AI technologies, and other jurisdictions may adopt laws and regulations relating to AI. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 7. Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. In October 2022, the United States Department of Labor released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act (FLSA). The proposed rule would implement new interpretative guidance for classification of workers. The rule has not been finalized. On June 13, 2023, the National Labor Relations Board (NLRB) issued a ruling in Atlanta Opera, reverting back to a more expansive federal test for classifying independent contractors under the National Labor Relations Act (NLRA), the federal law that governs collective bargaining. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, but our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, related to driver classification matters, could harm our business, financial condition and results of operations, including as a result of:
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
In addition to the harms listed above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and/or operations (including suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations and our ability to achieve or maintain profitability in the future.
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
We receive, transmit and store a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, as amended by the HITECH Act, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which became operative as of January 1, 2023. The scope of data protection laws may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA requires new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, other states in the U.S. have enacted privacy legislation, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Florida, and Texas. The U.S. federal government and other states are also contemplating federal and state privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. In addition, our Lyft Media efforts provide third party promotional advertisements, including those that may be personalized to users. Changes in the law or regulatory landscape could limit or prohibit activities in regard to any new offerings we undertake. Further, the collection and storage of data in connection with the use of our Concierge and Lyft Pass for Healthcare offerings by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements on covered entities and business associates regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. Contracted healthcare entities including healthcare providers, health plans, and transportation managers using our Concierge or Lyft Pass for Healthcare offerings are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare covered entities or other contracted business associates of a healthcare covered entity. Compliance obligations under HIPAA include privacy, security and breach notification obligations and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of $1,919,173 for “willful neglect” violations and the possibility of civil litigation.
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
A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that involves our industry, could harm our business, financial condition and results of operations. For example, a determination related to driver classification matters, whether we are party to such determination or not, could cause us to incur significant expenses or require substantial changes to our business model.
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
For example, contracting with healthcare entities and transportation managers representing healthcare entities may subject us to certain healthcare related laws and regulations. These laws and regulations may impose additional requirements on us and our platform in providing access to rides through the Lyft Platform on behalf of healthcare partners. Additional requirements may arise related to the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare partners. With respect to our healthcare rides matched through the Lyft Platform and provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations. Significant violations of such laws could lead to our loss of Medicaid provider enrollment status and could also potentially result in exclusion from the federal and state healthcare programs as an authorized transportation platform provider. Further, as an authorized transportation platform provider, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes.
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
We have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, and requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change policies such as California’s Clean Miles Standard and Incentive Program, which imposes greenhouse gas and EV requirements on our industry, and failure to meet the future requirements could have adverse impacts on our costs and ability to operate in California, as well as public goodwill towards our company. Massachusetts and New York City are developing rules to address the environmental impact of rideshare, and other jurisdictions are likely to consider similar rules and regulations in the future. We advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators, and any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of transportation network companies’ unique needs could challenge our ability to progress toward our 100% EV commitment. Furthermore, these EV programs are asset-intensive and require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. If we are not able to allocate sufficient capital or other resources to these programs and achievement of these goals, we may not be able to make progress toward or achieve such commitments and goals in a timely manner or at all, or we may need to modify or terminate certain programs or goals. We may also enter into arrangements with third parties for financing, leasing or otherwise, to enable us to meet our commitments and other legal or regulatory requirements. Such transactions may require us to provide guarantees for financing. We may also benefit from certain tax credits for EVs and, if such tax credits expire or are terminated or we are otherwise unable to use them, we may not realize the benefits we have planned and our business and financial condition and results of operations may be negatively affected. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain environmental practices that meet evolving stakeholder expectations, or if we revise any of our commitments, initiatives, or goals, our brand and reputation could be harmed and we may face criticism from the media or our stakeholders, and our business, financial condition and results of operations could be adversely affected.

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
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Additionally, uncertain and volatile macroeconomic conditions, including economic instability or uncertainty, and other events beyond our control, such as the instability and volatility in the banking and financial services sector, the COVID-19 pandemic and the war in Ukraine, as well as slowing growth in the worldwide economy, inflation and higher interest rates, have negatively impacted the financing markets, and may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.
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
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. For example, in February 2023, we closed the sale of our vehicle service center business. In addition, as a result of our acquisition of PBSC, we became an indirect party to certain partnerships and joint ventures that we did not negotiate, and with partners with whom we are less familiar. In July 2023, we announced that we are exploring strategic alternatives for our bikes and scooters business. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction, or we may have difficulty operating together with another partner or joint venturer. In addition, in light of increased interest rates and the volatility of the financial markets, it may be more difficult to find suitable acquirors or business partners, and during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and the risk that the transaction does not close.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of June 30, 2023, we had $832.2 million of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of June 30, 2023, and $58.8 million in letters of credit were issued under the Revolving Credit Facility as of June 30, 2023. See Note 8 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.

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
In addition, under certain of our and our subsidiary’s existing debt instruments, we and Flexdrive are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. If we or Flexdrive, as applicable, do not comply with these covenants or otherwise default under the arrangements, and do not obtain an amendment, waiver or consent from the lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable. Further, any such amendment, waiver or consent that we are able to obtain may contain additional restrictions or terms that are less favorable to us. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our loans immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing or negotiate an amendment, waiver or consent under our existing credit agreement, it may contain additional restrictions, or not be on commercially reasonable terms or on terms that are acceptable to us.

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
As of December 31, 2022, we had $7.8 billion of federal and $6.7 billion of state net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2030 for federal income tax purposes and in 2023 for state income tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar limitations may apply under state tax laws. Our ability to use net operating losses to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and Chair of our board of directors holds approximately 19.83% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and Vice Chair of our board of directors, holds approximately 11.71% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of June 30, 2023 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of June 30, 2023.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On May 31, 2023, Logan Green, our former CEO and the chair of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 827,276 shares of Class A common stock (including 687,642 shares issuable upon the conversion of shares of Class B common stock) held by Mr. Green plus additional shares of Class A Common Stock issuable upon the vesting and settlement of RSUs granted to Mr. Green subsequent to the adoption of the trading arrangement and prior to May 20, 2024. In addition to Mr. Green, a trust in which his immediate family members have a pecuniary interest, is also party to the same Rule 10b5-1 trading arrangement and will sell up to 200,000 shares of Class A common stock. The trust has an independent third party trustee and Mr. Green is not deemed to beneficially own the shares subject to such trust. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2024, or earlier if all transactions under the trading arrangement are completed.
On May 31, 2023, John Zimmer, our former President and the current vice chair of our board of directors, and The Zimmer 2014 Irrevocable Trust dated June 16, 2014 (the “Trust”), adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to (i) 579,600 shares of Class A common stock held by Mr. Zimmer; (ii) 108,000 shares of Class A common stock issuable upon the conversion of shares of Class B common stock held by the Trust; and (iii) any additional shares of Class A Common Stock issuable upon the vesting and settlement of RSUs granted to Mr. Zimmer for his service on our board of directors in June 2023. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 13, 2024, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Letter Agreement between Lyft, Inc. and Kristin Sverchek, dated as of April 26, 2023.	8-K	001-38846	10.1	4/27/2023

10.2+	Employment Letter Agreement between Lyft, Inc. and Erin Brewer, dated as of May 15, 2023.

10.3+	Confidential Separation Agreement and General Release between Lyft, Inc. and Ashwin Raj, dated as of May 22, 2023.

10.4+	Consulting Agreement between Lyft, Inc. and Ashwin Raj, dated as of May 22, 2023.

10.5+	Confidential Separation Agreement and General Release between Lyft, Inc. and Elaine Paul, dated as of May 19, 2023.

10.6+	Consulting Agreement between Lyft, Inc. and Elaine Paul, dated as of May 19, 2023.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	August 9, 2023	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer)