Form 10-Q
period 2023-09-30
Lyft, Inc.
filed 2023-11-09
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 6, 2023, the number of shares of the registrant’s Class A common stock outstanding was 384,387,664 and the number of shares of the registrant’s Class B common stock outstanding was 8,602,629.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$590,541	$281,090
Short-term investments	1,076,089	1,515,702
Prepaid expenses and other current assets	833,609	786,067
Total current assets	2,500,239	2,582,859
Restricted cash and cash equivalents	258,798	109,368
Restricted investments	767,037	1,027,506
Other investments	39,324	26,390
Property and equipment, net	476,848	313,402
Operating lease right of use assets	100,479	135,213
Intangible assets, net	62,492	76,208
Goodwill	255,721	261,582
Other assets	17,286	23,903
Total assets	$4,478,224	$4,556,431
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,743	$107,801
Insurance reserves	1,322,770	1,417,350
Accrued and other current liabilities	1,527,019	1,561,609
Operating lease liabilities — current	42,330	45,803
Total current liabilities	2,948,862	3,132,563
Operating lease liabilities	141,894	176,356
Long-term debt, net of current portion	833,816	803,207
Other liabilities	85,326	55,637
Total liabilities	4,009,898	4,167,763
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of September 30, 2023 and December 31, 2022; 384,382,810 and 361,552,359 Class A shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively; 100,000,000 Class B shares authorized as of September 30, 2023 and December 31, 2022; 8,602,629 Class B shares issued and outstanding, as of September 30, 2023 and December 31, 2022	4	4
Additional paid-in capital	10,732,214	10,335,013
Accumulated other comprehensive income (loss)	(9,286)	(5,754)
Accumulated deficit	(10,254,606)	(9,940,595)
Total stockholders’ equity	468,326	388,668
Total liabilities and stockholders’ equity	$4,478,224	$4,556,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$1,157,550	$1,053,820	$3,179,004	$2,920,143
Costs and expenses
Cost of revenue	644,500	570,703	1,800,091	1,661,353
Operations and support	118,763	119,223	325,338	323,137
Research and development	109,229	227,678	460,745	622,200
Sales and marketing	129,947	133,722	355,055	400,805
General and administrative	195,290	292,870	653,228	775,542
Total costs and expenses	1,197,729	1,344,196	3,594,457	3,783,037
Loss from operations	(40,179)	(290,376)	(415,453)	(862,894)
Interest expense	(6,209)	(5,022)	(17,793)	(14,531)
Other income (expense), net	34,399	(126,155)	124,689	(115,439)
Loss before income taxes	(11,989)	(421,553)	(308,557)	(992,864)
Provision for (benefit from) income taxes	111	648	5,454	3,515
Net loss	$(12,100)	$(422,201)	$(314,011)	$(996,379)
Net loss per share, basic and diluted	$(0.03)	$(1.18)	$(0.82)	$(2.84)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	389,307	356,478	381,697	351,224
Stock-based compensation included in costs and expenses:
Cost of revenue	$5,553	$12,983	$23,825	$32,990
Operations and support	2,818	7,145	12,727	19,041
Research and development	40,699	116,173	183,555	288,086
Sales and marketing	5,723	14,437	25,360	37,017
General and administrative	43,750	70,242	147,385	174,233
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(12,100)	$(422,201)	$(314,011)	$(996,379)
Other comprehensive income (loss)
Foreign currency translation adjustment	(6,039)	(1,976)	(5,494)	(1,384)
Unrealized gain (loss) on marketable securities, net of taxes	576	3,460	1,962	(5,609)
Other comprehensive income (loss)	(5,463)	1,484	(3,532)	(6,993)
Comprehensive loss	$(17,563)	$(420,717)	$(317,543)	$(1,003,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
Adjustments related to the adoption of ASU 2020-06	—	—	(139,958)	6,488	—	(133,470)
Issuance of common stock upon exercise of stock options	65	—	90	—	—	90
Issuance of common stock upon settlement of restricted stock units	3,602	—	—	—	—	—
Shares withheld related to net share settlement	(44)	—	(1,807)	—	—	(1,807)
Stock-based compensation	—	—	156,595	—	—	156,595
Other comprehensive loss	—	—	—	—	(7,701)	(7,701)
Net loss	—	—	—	(196,932)	—	(196,932)
Balances as of March 31, 2022	348,561	$3	$9,721,213	$(8,553,016)	$(10,212)	$1,157,988
Issuance of common stock upon exercise of stock options	31	—	313	—	—	313
Issuance of common stock upon settlement of restricted stock units	3,526	1	—	—	—	1
Shares withheld related to net share settlement	(90)	—	(1,742)	—	—	(1,742)
Issuance of common stock under employee stock purchase plan	703	—	11,945	—	—	11,945
Stock-based compensation	—	—	176,644	—	—	176,644
Other comprehensive income (loss)	—	—	—	—	(776)	(776)
Net loss	—	—	—	(377,246)	—	(377,246)
Other	—	—	140	—	—	140
Balance as of June 30, 2022	352,731	$4	$9,908,513	$(8,930,262)	$(10,988)	$967,267
Issuance of common stock upon exercise of stock options	15	—	47	—	—	47
Issuance of common stock upon settlement of restricted stock units	8,308	—	—	—	—	—
Shares withheld related to net share settlement	(123)	—	(2,053)	—	—	(2,053)
Stock-based compensation		—	220,980	—	—	220,980
Other comprehensive income (loss)	—	—	—	—	1,484	1,484
Net loss	—	—	—	(422,201)	—	(422,201)
Balance as of September 30, 2022	360,931	$4	$10,127,487	$(9,352,463)	$(9,504)	$765,524

	Nine Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
Issuance of common stock upon exercise of stock options	82	—	297	—	—	297
Issuance of common stock upon settlement of restricted stock units	7,985	—	—	—	—	—
Shares withheld related to net share settlement	(103)	—	(1,166)	—	—	(1,166)
Stock-based compensation	—	—	180,383	—	—	180,383
Other comprehensive income (loss)	—	—	—	—	1,463	1,463
Net loss	—	—	—	(187,649)	—	(187,649)
Balance as of March 31, 2023	378,119	$4	$10,514,527	$(10,128,244)	$(4,291)	$381,996
Issuance of common stock upon exercise of stock options	2	—	7	—	—	7
Issuance of common stock upon settlement of restricted stock units	7,431	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(661)	—	—	(661)
Issuance of common stock under employee stock purchase plan	767	—	5,569	—	—	5,569
Stock-based compensation	—	—	113,926	—	—	113,926
Other comprehensive income (loss)	—	—	—	—	468	468
Net loss	—	—	—	(114,262)	—	(114,262)
Balance as of June 30, 2023	386,237	$4	$10,633,368	$(10,242,506)	$(3,823)	$387,043
Issuance of common stock upon exercise of stock options	107	—	825	—	—	825
Issuance of common stock upon settlement of restricted stock units	6,676	—	—	—	—	—
Shares withheld related to net share settlement	(35)	—	(383)	—	—	(383)
Stock-based compensation	—	—	98,543	—	—	98,543
Other comprehensive income (loss)	—	—	—	—	(5,463)	(5,463)
Net loss	—	—	—	(12,100)	—	(12,100)
Other	—	—	(139)	—	—	(139)
Balance as of September 30, 2023	392,985	$4	$10,732,214	$(10,254,606)	$(9,286)	$468,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(314,011)	$(996,379)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	85,350	96,787
Stock-based compensation	392,852	551,367
Amortization of premium on marketable securities	93	2,510
Accretion of discount on marketable securities	(46,581)	(10,788)
Amortization of debt discount and issuance costs	2,124	2,083
Gain on sale and disposal of assets, net	(9,471)	(38,531)
Impairment of non-marketable equity security	—	135,714
Other	2,173	16,873
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(35,354)	(194,648)
Operating lease right-of-use assets	21,769	39,711
Accounts payable	(52,988)	(44,767)
Insurance reserves	(94,580)	197,100
Accrued and other liabilities	(77,919)	79,511
Lease liabilities	(15,209)	(40,269)
Net cash used in operating activities	(141,752)	(203,726)
Cash flows from investing activities
Purchases of marketable securities	(2,354,598)	(2,670,635)
Purchases of term deposits	—	(10,046)
Proceeds from sales of marketable securities	345,422	501,132
Proceeds from maturities of marketable securities	2,751,529	2,004,227
Proceeds from maturities of term deposits	5,000	380,046
Purchases of property and equipment and scooter fleet	(121,250)	(82,401)
Cash paid for acquisitions, net of cash acquired	1,630	(146,334)
Sales of property and equipment	79,033	76,516
Net cash provided by investing activities	706,766	52,505
Cash flows from financing activities
Repayment of loans	(60,519)	(51,961)
Proceeds from exercise of stock options and other common stock issuances	6,697	12,398
Taxes paid related to net share settlement of equity awards	(2,208)	(5,602)
Principal payments on finance lease obligations	(35,935)	(21,706)
Contingent consideration paid	(14,100)	—
Net cash used in financing activities	(106,065)	(66,871)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(68)	(780)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	458,881	(218,872)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	391,822	531,193
End of period	$850,703	$312,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$590,541	$143,715
Restricted cash and cash equivalents	258,798	167,242
Restricted cash, included in prepaid expenses and other current assets	1,364	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$850,703	$312,321

Non-cash investing and financing activities
Financed vehicles acquired	$130,891	$71,801
Purchases of property and equipment, and scooter fleet not yet settled	10,998	21,422
Right-of-use assets acquired under finance leases	63,706	2,947
Right-of-use assets acquired under operating leases	3,760	852
Remeasurement of finance and operating lease right of use assets	(12,729)	(2,105)
Contingent consideration	—	15,000
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
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of bikes and scooters (“Light Vehicles”), and the Express Drive program, where drivers can enter into short-term rental agreements with the Company’s wholly-owned subsidiary, Flexdrive Services, LLC (“Flexdrive”), or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Company's platform, subscription fees, and revenue from bikes and bike station hardware and software sales.
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
Reclassification
Certain insignificant amounts in the non-cash investing and financing activities supplemental information on the condensed consolidated statements of cash flow for the nine months ended September 30, 2022 have been conformed to the current year presentation. This reclassification did not impact any other amounts on the condensed consolidated statements of cash flows, including the cash flows from operating, investing, and financing activities. The remaining condensed consolidated financial statements were not impacted by this reclassification.
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
Significant items subject to estimates and assumptions include those related to losses resulting from insurance claims inclusive of insurance related accruals, fair value of financial assets and liabilities, goodwill and identifiable intangible assets, leases, indirect tax obligations, legal contingencies, valuation allowance for deferred income taxes, and the valuation of stock-based compensation.
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
The table below presents the Company’s revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from contracts with customers (ASC 606)	$1,069,939	$966,048	$2,963,594	$2,698,694
Rental revenue (ASC 842)	87,611	87,772	215,410	221,449
Total revenue	$1,157,550	$1,053,820	$3,179,004	$2,920,143
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users and Light Vehicle partners, was $315.9 million and $278.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s allowance for credit losses was $12.9 million and $11.6 million as of September 30, 2023 and December 31, 2022, respectively. The change in the allowance for credit losses for the nine months ended September 30, 2023 was immaterial.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of September 30, 2023 and December 31, 2022, the rider referral coupon liability was not material.
Light Vehicle Rider Incentives
Incentives offered to Light Vehicle riders were not material for the three and nine months ended September 30, 2023 and 2022.
For the three and nine months ended September 30, 2023, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $241.2 million and $854.8 million as a reduction to revenue and $43.1 million and $90.0 million as sales and marketing expense. For the three and nine months ended September 30, 2022, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $288.2 million and $1.0 billion as a reduction to revenue and $29.3 million and $86.9 million as sales and marketing expense.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of September 30, 2023, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
Similar to other long-lived assets discussed below, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $2.5 million, $10.5 million, and $55.3 million during the quarters ended June 30, 2023, March 31, 2023, and December 31, 2022, respectively. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for further information.
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
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of September 30, 2023.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2022, using the modified retrospective method. In the condensed consolidated balance sheets, the adoption of this new guidance resulted in:
•an increase of $133.5 million to the total carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs,
•a reduction of $140.0 million (net of tax) to additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the convertible senior notes, and
•a cumulative-effect adjustment of $6.5 million (net of tax) to the beginning balance of accumulated deficit as of January 1, 2022.
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
In December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of “Reference Rate Reform (Topic 848)”, from December 31, 2022 to December 31, 2024. ASC 848 provides temporary relief relating to the potential accounting impact relating to the replacement of LIBOR or other reference rates expected to be discounted as a result of reference rate reform. ASU 2022-06 is effective immediately for all entities. This accounting standard update did not have a material impact on our condensed consolidated financial statements.
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
3.    Acquisitions
Acquisition of PBSC Urban Solutions Inc. (“PBSC”)
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
4.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	September 30, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$64,750	$—	$—	$64,750
Money market deposit accounts	164,864	—	—	164,864
Certificates of deposit	195,843	44	(30)	195,857
Commercial paper	868,305	54	(523)	867,836
U.S. government securities	209,433	19	(27)	209,425
Total unrestricted cash equivalents and short-term investments	1,503,195	117	(580)	1,502,732
Restricted Balances(2)
Money market funds	54,698	—	—	54,698
Term deposits	3,539	—	—	3,539
Certificates of deposit	168,008	40	(21)	168,027
Commercial paper	568,911	41	(260)	568,692
U.S. government securities	230,893	22	(42)	230,873
Total restricted cash equivalents and investments	1,026,049	103	(323)	1,025,829
Total unrestricted and restricted cash equivalents and investments	$2,529,244	$220	$(903)	$2,528,561
_______________
(1)Excludes $163.9 million of cash, which is included within the $1.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of September 30, 2023, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of September 30, 2023 were primarily related to the continued market volatility associated with uncertain economic outlook. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of September 30, 2023. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of September 30, 2023 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	September 30, 2023
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$123,327	$(51)
Commercial paper	836,310	(783)
U.S. government securities	95,143	(69)
Total available-for-sale debt securities in an unrealized loss position	$1,054,780	$(903)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Insurance-related accruals	$619,830	$566,831
Legal and tax related accruals	307,448	458,209
Ride-related accruals	215,665	181,138
Insurance claims payable and related fees	53,904	53,280
Long-term debt, current	26,442	36,287
Deferred gain related to the Reinsurance Transaction (1)	—	2,357
Other	303,730	263,507
Accrued and other current liabilities	$1,527,019	$1,561,609
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
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$36,869	$12,945	$105,429	$20,321
Gain (loss) on sale of securities, net	(6)	(28)	(201)	(61)
Foreign currency exchange gains (losses), net	(2,484)	(7,121)	294	(6,436)
Sublease income	1,183	2,555	3,737	10,099
Gain on equity method investment(1)	—	—	12,926	—
Impairment charges	—	(135,714)	—	(135,714)
Other, net	(1,163)	1,208	2,504	(3,648)
Other income (expense), net	$34,399	$(126,155)	$124,689	$(115,439)
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

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$64,750	$—	$—	$64,750
Certificates of deposit	—	195,857	—	195,857
Commercial paper	—	867,836	—	867,836
U.S. government securities	—	209,425	—	209,425
Total unrestricted cash equivalents and short-term investments	64,750	1,273,118	—	1,337,868
Restricted cash equivalents and investments(2)
Money market funds	54,698	—	—	54,698
Certificates of deposit	—	168,027	—	168,027
Commercial paper	—	568,692	—	568,692
U.S. government securities	—	230,873	—	230,873
Total restricted cash equivalents and investments	54,698	967,592	—	1,022,290
Total financial assets	$119,448	$2,240,710	$—	$2,360,158
_______________
(1)$163.9 million of cash, $164.9 million of money market deposit accounts and $3.5 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
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
During the nine months ended September 30, 2023, the Company did not make any transfers between the levels of the fair value hierarchy.
The following table provides a reconciliation of the Company's Level 3 financial liabilities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$15,000	$—
Additions	—	14,100
Payments	(15,000)	—
Change in fair value	—	900
Balance at end of period(1)	$—	$15,000
_______________
(1)Relates to the contingent consideration from the acquisition of PBSC in the second quarter of 2022 which was paid out during the second quarter of 2023. The contingent consideration was classified as a liability and was included in accrued and other current liabilities on the condensed consolidated balance sheets. Refer to Note 3 "Acquisitions" to the condensed consolidated financial statements for information regarding this contingent consideration.

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
The following table provides a reconciliation of the Company's financial assets measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$5,903	$80,411
Additions(1)	—	64,043
Change in fair value	(19)	(138,671)
Balance at end of period	$5,884	$5,783
_______________
(1)Relates to non-marketable equity securities included in other investments on the condensed consolidated balance sheets.
6.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 63 locations of which all leases have commenced as of September 30, 2023. These leases are classified as operating leases. As of September 30, 2023, the remaining lease terms vary from approximately three months to seven years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of September 30, 2023, the remaining lease terms vary between two months to five years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of September 30, 2023
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	September 30, 2023	December 31, 2022
Operating Leases
Assets
Operating lease right-of-use assets(1)	$100,479	$135,213
Liabilities
Operating lease liabilities, current	$42,330	$45,803
Operating lease liabilities, non-current	141,894	176,356
Total operating lease liabilities	$184,224	$222,159

Finance Leases
Assets
Finance lease right-of-use assets(2)	$73,173	$32,887
Liabilities
Finance lease liabilities, current(3)	21,866	15,053
Finance lease liabilities, non-current(4)	54,343	19,921
Total finance lease liabilities	$76,209	$34,974

Weighted-average remaining lease term (years)
Operating leases	4.7	5.1
Finance leases	3.6	2.5
Weighted-average discount rate
Operating leases	6.7%	6.4%
Finance leases	6.4%	5.2%
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Leases
Operating lease cost	$9,587	$16,916	$31,076	$52,078

Finance Leases
Amortization of right-of-use assets	5,395	3,828	14,017	11,589
Interest on lease liabilities	1,082	261	2,143	676

Other Lease Costs
Short-term lease cost	920	1,191	2,866	4,176
Variable lease cost (1)	2,575	3,796	7,665	12,790
Total lease cost	$19,559	$25,992	$57,767	$81,309
_______________
(1)Consists primarily of common area maintenance, taxes and utilities for real estate leases, and certain vehicle-related charges under the Flexdrive program.
Sublease income was $1.2 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, and $2.6 million and $10.1 million for the three and nine months ended September 30, 2022, respectively, which were primarily related to subleases from the Company's transaction with Woven Planet Holdings in the third quarter of 2021. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the condensed consolidated statement of operations.
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
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$44,579	$58,005
Operating cash flows from finance leases	2,284	689
Financing cash flows from finance leases	35,935	21,706

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2023 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2023	$9,581	$14,120	$23,701
2024	57,310	23,293	80,603
2025	46,029	19,933	65,962
2026	32,417	11,430	43,847
2027	27,532	8,166	35,698
Thereafter	43,455	8,274	51,729
Total minimum lease payments	216,324	85,216	301,540
Less: amount of lease payments representing interest	(32,100)	(9,007)	(41,107)
Present value of future lease payments	184,224	76,209	260,433
Less: current obligations under leases	(42,330)	(21,866)	(64,196)
Long-term lease obligations	$141,894	$54,343	$196,237
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
7.    Commitments and Contingencies
Noncancellable Purchase Commitments
In March 2018, the Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of September 30, 2023, the Company has made payments of $196.8 million under the amended arrangement.
In May 2019, the Company entered into a noncancelable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. The parties modified the commitment amounts and timing in April 2023 to reduce the Company's payment obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024. As of September 30, 2023, the Company has made payments totaling $30.0 million and capital equipment investments totaling $42.8 million under the arrangement.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. None of the outstanding letters of credit are collateralized by cash. As of September 30, 2023 and December 31, 2022, the Company had letters of credit outstanding of $60.7 million and $55.1 million, respectively.
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
For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner’s cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration. On September 28, 2023, the California Court of Appeal issued a decision upholding the trial court’s order denying Lyft’s and Uber’s motions to compel arbitration. On or about November 7, 2023, Lyft filed a petition requesting that the California Supreme Court review the Court of Appeal’s decision; the petition remains pending. On January 12, 2021, a group of petitioners led by labor union SEIU filed a separate lawsuit in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. SEIU then filed a similar lawsuit in Alameda County Superior Court on February 11, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS filed appeals to the California Court of Appeal. On March 13, 2023, the California Court of Appeal upheld Proposition 22 as constitutional, while severing two provisions that relate to future amendments of Proposition 22. On April 21, 2023, SEIU filed a petition for review to the California Supreme Court. On June 28, 2023, the California Supreme Court granted SEIU’s petition for review, and briefing is underway. Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. The Company and Uber filed motions to dismiss, which were denied by the court in March 2021. The case is set for trial on May 13, 2024. Certain adverse outcomes of such actions would have a material impact on the

Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California or Massachusetts. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
The New York Attorney General has alleged misrepresentations related to certain fees and related driver pay deductions, as well as misclassification of drivers and related labor law violations in New York. The Company has entered into an agreement to resolve this matter, under which New York drivers will receive new benefits and maintain their flexibility as independent contractors. The amount accrued for these matters is recorded within accrued and other current liabilities on the consolidated balance sheets as of September 30, 2023.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. The Company filed a petition to challenge the assessment, and are awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2023.
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

Consumer and Other Class Actions
From time to time, the Company becomes involved in putative class actions alleging violations of consumer protection, civil rights, and other laws; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act, or the ADA, among others. In 2021, the Company received a favorable outcome in a case in the Northern District of California alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle (“WAV”) offerings in three Bay Area counties, Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. After hearing evidence at a 5-day bench trial, the court ruled that plaintiffs failed their burden to prove that Lyft violates the ADA. The plaintiffs did not appeal the ruling. Lyft is facing a similar ADA lawsuit seeking injunctive and other relief in the Southern District of New York, Lowell v. Lyft, Inc. On March 24, 2023, the court certified three classes encompassing regions where Lyft does not currently offer WAV service (Westchester County, NY; New York State except New York City; and all other “non-WAV” regions in the U.S.). The court is expected to set a trial date soon. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions were filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the registration statement relating to the Company’s initial public offering (“IPO”) alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. The putative class actions were consolidated into two putative class actions, one in California state court and the other in federal court. The derivative actions were also consolidated into one action in federal court in California.
On October 31, 2023, the California state court entered the parties’ stipulation and order dismissing the action in light of the settlement in the federal action. On August 7, 2023, the federal court granted the plaintiffs’ motion for final approval of class action settlement and on September 11, 2023, the court entered final judgment, dismissing the action with prejudice.
In the consolidated derivative action, at the parties’ joint request, the California federal court stayed the case on February 17, 2021.
Although the Company believes the consolidated derivative action is without merit and intends to vigorously defend against it, its chances of success on the merits are still uncertain and presents a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable.
As previously disclosed, the SEC conducted an investigation regarding disclosure of a pre-IPO stock sale by a former stockholder and related matters. The Company reached a settlement with the SEC on September 18, 2023. Under the terms of the settlement, the Company neither admitted or denied the SEC’s findings and agreed to a cease-and-desist order and paid a $10 million civil penalty in the third quarter of 2023. The settlement resolves the SEC investigation.

8.    Debt
Outstanding debt obligations as of September 30, 2023 were as follows (in thousands):

	Maturities	Interest Rates as of September 30, 2023	September 30, 2023	December 31, 2022
Convertible senior notes (1)	May 2025	1.50%	$742,733	$740,609
Non-revolving Loan	2023 - 2025	2.88% - 2.92%	5,152	24,429
Master Vehicle Loan	2023 - 2026	2.60% - 7.10%	112,373	74,456
Total long-term debt, including current maturities			$860,258	$839,494
Less: long-term debt maturing within one year			26,442	36,287
Total long-term debt			$833,816	$803,207
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
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense related to the 2025 Notes	$2,803	$2,803	$8,409	$8,409
Amortization of debt discount and issuance costs (1)	908	736	2,598	2,083
Interest expense related to vehicle loans	2,498	1,483	6,786	4,039
Interest expense	$6,209	$5,022	$17,793	$14,531
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
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of September 30, 2023, the unamortized debt discount and debt issuance cost of the 2025 Notes was $4.8 million on the condensed consolidated balance sheet.
During the quarter ended September 30, 2023, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company's Class A common stock on September 30, 2023, the if-converted value of the 2025 Notes was $205.2 million, which would not exceed the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal	$747,498	$747,498
Unamortized debt discount and debt issuance costs (1)	(4,765)	(6,889)
Net carrying amount of liability component	$742,733	$740,609
_______________
(1)     The Company adopted ASC 2020-06 on January 1, 2022 using the modified retrospective approach, which resulted in a $133.5 million increase to the carrying value of the convertible senior notes to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs at the time of adoption.
As of September 30, 2023, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $688.2 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
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
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. Pursuant to the term of the Non-revolving Loan, as amended on June 21, 2021 and most recently on September 27, 2022, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 months term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan. On September 20, 2023, the Non-revolving Loan was amended, extending through September 30, 2024 and reducing the borrowing capacity to $50.0 million. As of September 30, 2023, $5.2 million had been drawn under the Non-revolving Loan and $44.8 million is remaining under the facility.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of September 30, 2023, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
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

The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of September 30, 2023, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $5.2 million and $113.3 million, respectively, as of September 30, 2023 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. As of September 30, 2023, the Company made repayments of $60.5 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of September 30, 2023 were as follows (in thousands):

Remainder of 2023	$8,338
2024	23,536
2025	780,936
2026	47,448
2027	—
Thereafter	—
Total long-term debt outstanding	$860,258
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of September 30, 2023, the Company was in compliance with all covenants of the VPA. As of September 30, 2023, the outstanding borrowings from the interim financing under the VPA was $30.7 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider’s performance for any amount borrowed under the revolving credit facility. As of September 30, 2023, there was a $15.8 million exposure to loss under the terms of the guarantee.
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
As of September 30, 2023, the Company was in compliance with all covenants related to the Revolving Credit Facility in all material aspects and no amounts had been drawn under the Revolving Credit Facility.
As of September 30, 2023, there was $5.2 million outstanding from other insignificant sources of financing.
9.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2022	22,315	$28.15	$244,926
Granted	42,879	8.91
Vested	(22,092)	20.75
Canceled	(7,282)	26.56
Nonvested units as of September 30, 2023	35,820	$9.84	$376,578
Included in the grants for the nine months ended September 30, 2023 are 14,196,732 performance based restricted stock units (“PSUs”). These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized beginning on the grant date over the requisite service periods of each individual tranche.
All PSUs are subject to a continuous service condition in addition to certain performance criteria.
The fair value as of the respective vesting dates of RSUs that vested during the nine months ended September 30, 2023 and 2022 was $224.9 million and $354.2 million, respectively. In connection with RSUs that vested in the nine months ended September 30, 2023, the Company withheld 219,166 shares and remitted cash payments of $2.2 million on behalf of the RSU holders to the relevant tax authorities.
As of September 30, 2023, the total unrecognized compensation cost was $296.5 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.3 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO Registration Statement on March 28, 2019 using the accelerated attribution method. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2022, 9,712,710 additional shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2023, an additional 3,701,549 shares of Class A common stock were reserved for issuance under the ESPP. As of September 30, 2023, 4,570,725 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP automatically increases on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
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
The Company recorded income tax expense of $0.1 million and $5.5 million in the three and nine months ended September 30, 2023, respectively, and $0.6 million and $3.5 million in the three and nine months ended September 30, 2022, respectively. The effective tax rate was (0.92)% and (1.77)% for the three and nine months ended September 30, 2023, respectively, and (0.15)% and (0.35)% for the three and nine months ended September 30, 2022, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2023 and December 31, 2022.
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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(12,100)	$(422,201)	$(314,011)	$(996,379)
Weighted-average shares used in computing net loss per share, basic and diluted	389,307	356,478	381,697	351,224
Net loss per share, basic and diluted	$(0.03)	$(1.18)	$(0.82)	$(2.84)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	September 30,
	2023	2022
Restricted stock units	21,520	28,014
2025 Notes(1)	19,471	19,471
Performance based restricted stock units	14,300	1,773
Stock options	790	994
ESPP	385	870
Total	56,466	51,122
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
12.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three and nine months ended September 30, 2023 and 2022.
13. Restructuring
April 2023 Restructuring Plan
In April 2023, the Company announced a restructuring plan as part of its efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of the Company's employees. As a result of the restructuring plan, in the second quarter of 2023, the Company recorded $47.2 million in employee severance and other employee costs and $9.7 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. The Company also recorded $6.3 million in impairment charges, fixed asset write-offs, accelerated depreciation and other costs to real estate operating lease right-of-use assets, which was primarily related to the cease use of certain facilities. As a result of the above, the Company incurred net restructuring charges of $63.3 million in the quarter ended June 30, 2023. The restructuring plan has been completed and no future costs related to this plan are expected.
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
As of September 30, 2023, there were $1.1 million in restructuring-related liabilities. As of December 31, 2022, there were $1.6 million in restructuring-related liabilities.
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
The acquisition date fair value of all the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeds the carrying value and is recorded within other investments in the condensed consolidated balance sheet. The VIE entered into during the quarter ended September 30, 2022 was immaterial. The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make which was immaterial as of September 30, 2023.
Other than the VIE of which PBSC owns an 80% equity interest, the Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s condensed consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the period ended September 30, 2023.
Other VIEs
During the quarter ended June 30, 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board of directors of such company. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity's economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company's ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company's maximum exposure to the VIE.

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
We believe that the world is at the beginning of a shift to Transportation-as-a-Service (“TaaS”). Lyft is at the forefront of this massive societal change. Our ridesharing marketplace connects drivers with riders via the Lyft mobile application (the “Lyft App”) in cities across the United States and in select cities in Canada. We believe that our ridesharing marketplace allows riders to get out into the world so they can live their lives together while providing drivers using our platform a way to work that gives them control over their time and money. As this evolution continues, we believe there is a massive opportunity for us to improve the lives of riders by connecting them to more affordable and convenient transportation options.
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
Riders and drivers want and value choice, and we believe there remains an opportunity for growth in our marketplace. In September 2023, we launched Women+ Connect, a new feature that offers women and nonbinary drivers the option to turn on a preference within the Lyft App to prioritize matches with nearby women and nonbinary riders. This feature is currently available in certain markets and we are working quickly to expand the roll out to more markets in the near future. We are focused on delivering a great rideshare experience and will continue to innovate for drivers and riders, creating an increasingly differentiated service over time. We are committed to building a durable, healthy and profitable business for our riders, drivers and shareholders.
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

Impact of Macroeconomic Conditions, COVID-19 and Recent Market Dynamics on our Business
Beginning in the middle of March 2020, the COVID-19 pandemic and related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. During the height of the COVID-19 pandemic, we also experienced volatility in the health of our overall marketplace, including fluctuations in driver supply and service levels. In 2022, we saw decreased demand in the first quarter driven by an increase in cases due to variants of the virus, but demand and overall marketplace health improved throughout the year. In 2023, we have adjusted our prices to be competitive and roughly in-line with the market, and these actions, combined with our focus on strong execution, led to Active Riders being just shy of our all-time high in the third quarter of 2023. Across regions, more people are getting out and choosing our platform. Commute and early morning use cases were particularly strong in the third quarter of 2023, reflecting tailwinds from back-to-school and return-to-office.
Although there has been an improvement in our overall marketplace health, demand for our platform has not returned to pre-pandemic levels in all markets and the timing of demand increases have not always aligned with supply availability. Our pricing adjustments throughout 2023 thus far have helped stimulate demand for our network and increased total revenue for the nine months ended September 30, 2023 when compared to the same period in the prior year. These actions may have also had an adverse impact on revenue and our overall profitability but we believe these changes will have a positive impact on our business over time. These actions helped drive a 20% increase in rides in the three months ended September 30, 2023, though Gross Bookings and revenue only increased by 15% and 10% for the same period, respectively, compared to the three months ended September 30, 2022. However, our cost-restructuring efforts in the first half of the year have helped us to offset the impact of competitive pricing on our net loss and Adjusted EBITDA and we remain focused on building a growing, profitable business over the long term.
For more information on risks associated with the COVID-19 pandemic, macroeconomic conditions and competition, see the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
Recent Developments
Leadership Changes
On March 27, 2023, we announced that Logan Green, its co-founder and Chief Executive Officer (“CEO”), decided to transition from his role as CEO, effective as of April 17, 2023, and John Zimmer, our co-founder and President, decided to transition from his role as President, effective as of June 30, 2023. On March 27, 2023, we also announced that our board of directors (the “Board”) appointed David Risher, a member of the Board since July 2021, to serve as CEO, effective as of April 17, 2023, and President and CEO, effective as of July 1, 2023. Messrs. Green and Zimmer will each remain as advisors for 12 months following the end of their employment and will continue serving on the Board, Mr. Green as Chair of the Board and Mr. Zimmer to continue serving as Vice Chair of the Board.
Subsequent to Mr. Risher’s appointment, the Board appointed Kristin Sverchek, a senior executive at the Company, as President, effective as of July 1, 2023, following Mr. Zimmer’s departure. Mr. Risher continues to be the principal executive officer. On May 16, 2023, we announced the appointment of Erin Brewer as Chief Financial Officer, effective as of July 10, 2023.
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
In the first quarter of 2023, we finalized the exit of certain leases as part of the 2022 plan of termination and we completed a transaction for the divestiture of certain assets related to our first party vehicle services business to align with our anticipated operating needs. As a result, we recorded lease termination penalties and additional impairment charges related to the cease use of certain facilities to real estate operating lease right-of-use assets. The remaining employee related charges, which include employee severance, benefits and stock-based compensation, were not material in the first quarter of 2023.
In April 2023, we announced an additional restructuring plan as part of our efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of our employees. As a result of the restructuring plan, in the second quarter of 2023, we recorded $47.2 million in employee severance and other employee costs and $9.7 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding these reductions in workforce.

Financial and Operational Results for the Three Months Ended September 30, 2023
Update to our Key Metrics and Non-GAAP Financial Measures
Our management team assesses a number of metrics to evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. As our business and strategy evolve, our management team has updated the metrics and measures assessed to best facilitate an understanding of our business and achievement against our operational and strategic objectives. Accordingly, starting with the third quarter of 2023, we are presenting Gross Bookings, Active Riders, Rides, and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) as our key business metrics, which we believe best align with how management assesses our performance and measures achievement against our strategic priorities and opportunities. Given our focus on Gross Bookings, beginning in the fourth quarter of 2023, we will no longer formally present metrics that anchor to revenue. This includes Revenue per Active Rider, Adjusted EBITDA margin (calculated as a percentage of revenue), Contribution, and Contribution Margin. However, as we will disclose revenue, cost of revenue, Adjusted EBITDA and Active Riders, our previous metrics can still be calculated. Refer to "Non-GAAP Financial Measures" below for reconciliations of our non-GAAP financial measures to their nearest equivalents presented in accordance with GAAP.

	Three Months Ended September 30,
	2023	2022	2022 to 2023 % Change
	(in millions, except Revenue per Active Rider and percentages)
GAAP Financial Measures
Revenue	$1,157.6	$1,053.8	10%
Gross profit(1)	$513.0	$483.1	6%
Gross profit margin(1)	44.3%	45.8%	(3)%
Total costs and expenses	$1,197.7	$1,344.2	(11)%
Loss from operations	$(40.2)	$(290.4)	86%
Net loss	$(12.1)	$(422.2)	97%
Net loss as a percentage of revenue	(1.0)%	(40.1)%	98%

Key Metrics and Non-GAAP Financial Measures
Active Riders	22.4	20.3	10%
Rides	187.4	155.8	20%
Gross Bookings	$3,554.1	$3,079.2	15%
Revenue per Active Rider(2)	$51.67	$51.88	—%
Contribution (2)(3)	$520.0	$497.5	5%
Contribution Margin (2)(3)	44.9%	47.2%	(5)%
Adjusted EBITDA (3)	$92.0	$(26.7)	445%
Adjusted EBITDA margin (calculated as a percentage of revenue)(2)(3)(4)	7.9%	(2.5)%	416%
Net loss as a percentage of Gross Bookings	(0.3)%	(13.7)%	98%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)(3)	2.6%	(0.9)%	389%
Adjusted Net Income (Loss)(3)	$92.3	$(56.1)	265%
___________
(1)Gross profit is defined as revenue less cost of revenue. Gross profit margin is defined as gross profit divided by revenue for the same period. These financial measures will no longer be presented beginning in the fourth quarter of 2023.
(2)Represents key metric or non-GAAP financial measure that will no longer be presented beginning in the fourth quarter of 2023.
(3)Beginning in the fourth quarter of 2022, our non-GAAP financial measures and reconciliations have been updated to no longer exclude “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods” and prior period information has been revised to conform to the current period presentation.
(4)Prior to the third quarter of 2023, this calculation was reported and defined as Adjusted EBITDA Margin.

Definitions of Key Metrics
Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)
Gross Bookings is a key indicator of the scale and impact of our overall platform.
We define Gross Bookings as the total dollar value of transactions invoiced to rideshare riders including any applicable taxes, tolls and fees, excluding tips to drivers. Gross Bookings also includes amounts invoiced for other offerings, including but not limited to: Express Drive vehicle rentals, bike and scooter rentals, and amounts recognized for subscriptions, bike and bike station hardware and software sales, media, sponsorships, partnerships, and licensing and data access agreements. Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is calculated by dividing Adjusted EBITDA for a period by Gross Bookings for the same period. For the definition of Adjusted EBITDA, refer to “Non-GAAP Financial Measures”.
The increase in Gross Bookings in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was due primarily to Rides growth which benefited from improvements in marketplace health driven by our competitive pricing adjustments in addition to our focused execution.
The improvements in net loss as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 were due primarily to our cost-restructuring efforts in the first half of the year have which helped us to partially offset the impact of competitive pricing to net loss and Adjusted EBITDA. Additionally, our net loss in the three months ended September 30, 2022 included a $135.7 million impairment charge related to a non-marketable equity investment in a privately held company and other assets which negatively impacted net loss as a percentage of Gross Bookings in the three months ended September 30, 2022, but did not have a similar impact in 2023.
Rides
Rides represent the level of usage of our multimodal platform.
We define Rides as the total number of rides including rideshare and bike and scooter rides completed using our multimodal platform that contribute to our revenue. These include any Rides taken through our Lyft App. If multiple riders take a private rideshare ride, including situations where one party picks up another party on the way to a destination, or splits the bill, we count this as a single rideshare ride. Each unique segment of a Shared Ride is considered a single Ride. For example, if two riders successfully match in Shared Ride mode and both complete their Rides, we count this as two Rides. We have largely shifted away from Shared Rides, and now only offer Shared Rides in limited markets. We include all Rides taken by riders via our Concierge offering, even though such riders may be excluded from the definition of Active Riders unless the ride is accessible in that rider’s Lyft App.
The increase in Rides in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was due primarily to our improved marketplace heath and competitive pricing adjustments. which resulted in Active Riders reaching highest level in the third quarter of 2023 since the COVID-19 pandemic began.
Active Riders and Revenue per Active Rider
The number of Active Riders is a key indicator of the scale of our user community.
We define Active Riders as all riders who take at least one ride during a quarter where the Lyft Platform processes the transaction. An Active Rider is identified by a unique phone number. If a rider has two mobile phone numbers or changed their phone number and that rider took rides using both phone numbers during the quarter, that person would count as two Active Riders. If a rider has a personal and business profile tied to the same mobile phone number, that person would be considered a single Active Rider. If a ride has been requested by an organization using our Concierge offering for the benefit of a rider, we exclude this rider in the calculation of Active Riders unless the ride is accessible in that rider’s Lyft App. Revenue per Active Rider is calculated as revenue for a period divided by Active Riders for the same period. Beginning in the fourth quarter of 2023, we will no longer present Revenue per Active Rider.
The increase in the number of Active Riders in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was due primarily to an increase in demand driven by competitive pricing adjustments which resulted in Active Riders being just shy of our all-time high in the third quarter of 2023.
The slight decrease in Revenue per Active Rider in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by lower revenue per Ride which offset the growth in ride frequency, which refers to the average number of Rides per Active Rider.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$1,157,550	$1,053,820	$3,179,004	$2,920,143
Costs and expenses
Cost of revenue	644,500	570,703	1,800,091	1,661,353
Operations and support	118,763	119,223	325,338	323,137
Research and development	109,229	227,678	460,745	622,200
Sales and marketing	129,947	133,722	355,055	400,805
General and administrative	195,290	292,870	653,228	775,542
Total costs and expenses	1,197,729	1,344,196	3,594,457	3,783,037
Loss from operations	(40,179)	(290,376)	(415,453)	(862,894)
Interest expense	(6,209)	(5,022)	(17,793)	(14,531)
Other income (expense), net	34,399	(126,155)	124,689	(115,439)
Loss before income taxes	(11,989)	(421,553)	(308,557)	(992,864)
Provision for (benefit from) income taxes	111	648	5,454	3,515
Net loss	$(12,100)	$(422,201)	$(314,011)	$(996,379)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	55.7	54.2	56.6	56.9
Operations and support	10.3	11.3	10.2	11.1
Research and development	9.4	21.6	14.5	21.3
Sales and marketing	11.2	12.7	11.2	13.7
General and administrative	16.9	27.8	20.5	26.6
Total costs and expenses	103.5	127.6	113.1	129.5
Loss from operations	(3.5)	(27.6)	(13.1)	(29.5)
Interest expense	(0.5)	(0.5)	(0.6)	(0.5)
Other income (expense), net	3.0	(12.0)	3.9	(4.0)
Loss before income taxes	(1.0)	(40.0)	(9.7)	(34.0)
Provision for (benefit from) income taxes	—	0.1	0.2	0.1
Net loss	(1.0)%	(40.1)%	(9.9)%	(34.1)%
Comparison of the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Revenue	$1,157,550	$1,053,820	10%	$3,179,004	$2,920,143	9%
Revenue increased $103.7 million, or 10%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to growth in demand driven by improved marketplace health and competitive pricing adjustments as reflected in the increases of 15% in Gross Bookings, 20% in Rides and 10% in Active Riders. The impact of lower revenue per Ride was more than offset by increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $47.0 million for the quarter ended September 30, 2023 as compared to the same quarter in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
Revenue increased $258.9 million, or 9%, in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due primarily to growth in demand along with our improved marketplace health and competitive pricing adjustments initiated in early 2023. Improving marketplace health was reflected in increases in Gross Bookings, Rides and Active Riders in the nine months ended September 30, 2023 as compared to the same period in 2022. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $180.5 million for the nine months ended September 30, 2023 as compared to the same period in the prior year.
Near-term, we intend to continue offering lower prices compared to the same periods in the prior year as we strive to provide competitive service levels, which may have an adverse impact on our revenue and profitability. However, we expect to continue to see improved marketplace balance as increasing driver supply better meets demand.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Cost of revenue	$644,500	$570,703	13%	$1,800,091	$1,661,353	8%
Cost of revenue increased $73.8 million, or 13%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was due primarily to a $69.9 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected paid losses across the commercial auto industry as well as an increase in rider demand. There was also an increase of $5.1 million in transaction fees. In addition, the increases were partially offset by a decrease of $7.4 million in stock-based compensation and $6.8 million in personnel-related costs primarily driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023.
Cost of revenue increased $138.7 million, or 8%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was due primarily to a $59.3 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation and higher than expected paid losses across the commercial auto industry as well as an increase in rider demand and a $36.8 million gain related to the Commutation Transaction in the second quarter of 2022. There were also increases of $48.3 million in Light Vehicle related costs, $24.1 million in Flexdrive related costs primarily due to a decrease of gains on sale of vehicles in 2023 as compared to 2022, and $18.9 million in transaction fees. These increases were partially offset by a decrease of $9.8 million in stock-based compensation and $14.6 million in personnel-related costs primarily driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023.
We expect to see cost of revenue increase in the near term on a year-over-year basis due to higher insurance costs driven by uncertainties of recent economic factors.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Operations and support	$118,763	$119,223	—%	$325,338	$323,137	1%
Operations and support expenses were relatively flat in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Operations and support expenses included decreases of $12.8 million in personnel-related costs and $4.3 million in stock-based compensation primarily driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. These decreases were partially offset by increases of $8.4 million in Light Vehicle fleet operations support costs and $4.2 million in general repairs and maintenance costs.
Operations and support expenses were relatively flat in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Operations and support expenses included decreases of $32.8 million in personnel-related costs, $8.8 million in facility costs and $6.8 million in stock-based compensation primarily driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. These decreases were partially offset by $22.4 million in restructuring costs incurred in the first half of 2023, consisting of (i) $14.7 million in impairment costs of operating lease right-of-use assets and other costs, (ii) $6.2 million in severance and benefits costs, (iii) $1.0 million in accelerated depreciation of fixed assets and (iv) $0.5 million in stock-based compensation. There were also increases of $13.2 million in fleet operations support costs, $8.9 million in general repairs and maintenance costs and $6.3 million in driver onboarding costs.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Research and development	$109,229	$227,678	(52)%	$460,745	$622,200	(26)%
Research and development expenses decreased $118.4 million, or 52%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily due to a $75.5 million decrease in stock-based compensation and a $37.2 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There was also a $3.2 million decrease in facility costs.
Research and development expenses decreased $161.5 million, or 26%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily due to a $109.1 million decrease in stock-based compensation and a $68.3 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There was also a $12.8 million decrease in facilities costs. These decreases were partially offset by $28.3 million in restructuring costs incurred in the first half of 2023, consisting of (i) $21.3 million in severance and benefits costs, (ii) $4.5 million in stock-based compensation and (iii) $2.5 million in impairment costs of operating lease right-of-use assets and other costs.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Sales and marketing	$129,947	$133,722	(3)%	$355,055	$400,805	(11)%
Sales and marketing expenses decreased $3.8 million, or 3%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily due to decreases of $8.7 million in stock-based compensation and $8.0 million in personnel-related costs driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. These decreases were partially offset by a $13.8 million increase in driver, rider and Light Vehicle rider incentive programs.
Sales and marketing expenses decreased $45.8 million, or 11%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily due to decreases of $17.4 million in brand and other marketing and $12.6 million in driver and rider programs. There were also decreases of $13.1 million in personnel-related costs and $12.7 million in stock-based compensation driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. These decreases were partially offset by $6.2 million in restructuring costs related to the restructuring events in the second quarter of 2023, consisting of (i) $5.2 million in severance and benefits costs and (ii) $1.0 million in stock-based compensation.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
General and administrative	$195,290	$292,870	(33)%	$653,228	$775,542	(16)%
General and administrative expenses decreased $97.6 million, or 33%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily due to a $26.5 million decrease in stock-based compensation and a $23.0 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There were also decreases of $15.3 million in consulting and advisory costs, $13.0 million in certain loss contingencies including legal and tax accruals and settlements and $10.3 million in contributions toward policy.

General and administrative expenses decreased $122.3 million, or 16%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily due to a $38.9 million decrease in personnel-related costs and a $30.1 million decrease in stock-based compensation driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There were also decreases of $31.4 million in consulting and advisory costs, $22.9 million in contributions toward policy, $10.5 million in certain loss contingencies including legal and tax accruals and settlements, and $8.1 million in taxes. These decreases were partially offset by $25.8 million in restructuring costs incurred in the first half of 2023, consisting of (i) $14.6 million in severance and benefits costs, (ii) $8.0 million in impairment costs of operating lease right-of-use assets and other costs and (iii) $3.2 million in stock-based compensation. There was also an increase of $13.1 million in the accrual for self-retained general business liabilities and $4.7 million in claims administration fees.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Interest expense	$(6,209)	$(5,022)	24%	$(17,793)	$(14,531)	22%
Interest expense increased $1.2 million, or 24%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Interest expense increased $3.3 million, or 22%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except for percentages)			(in thousands, except for percentages)
Other income (expense), net	$34,399	$(126,155)	127%	$124,689	$(115,439)	8%
Other income (expense), net increased $160.6 million in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily due to a $135.7 million impairment charge related to a non-marketable equity investment in a privately held company and other assets in the third quarter of 2022. There was also an increase of $23.9 million in interest income in the third quarter of 2023 compared to the same period in 2022 due to higher returns on investments related to the Federal Reserve's increases in interest rates.
Other income (expense), net increased $240.1 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily due to a $135.7 million impairment charge related to a non-marketable equity investment in a privately held company and other assets in the third quarter of 2022. There were also increases of $85.1 million in interest income due higher returns on investments related to the Federal Reserve's increases in interest rates, $12.9 million related to a gain on an equity method investment and $6.7 million related to foreign currency exchange. These increases were offset by a $6.4 million decrease in sublease income as a result of the exit of certain facilities in the fourth quarter of 2022.

Non-GAAP Financial Measures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$1,157.6	$1,053.8	10%	$3,179.0	$2,920.1	9%
Gross profit(1)	$513.0	$483.1	6%	$1,378.9	$1,258.7	10%
Gross profit margin(1)	44.3%	45.8%		43.4%	43.1%
Net loss	$(12.1)	$(422.2)	97%	$(314.0)	$(996.4)	68%
Net loss as a % of revenue	(1.0)%	(40.1)%		(9.9)%	(34.1)%

Key Metrics and Non-GAAP Financial Measures
Gross Bookings	$3,554.1	$3,079.2	15%	$10,050.9	$8,866.2	13%
Contribution(2)	$520.0	$497.5	5%	$1,411.5	$1,315.1	7%
Contribution Margin(2)	44.9%	47.2%		44.4%	45.0%
Adjusted EBITDA	$92.0	$(26.7)	445%	$155.7	$(168.2)	193%
Adjusted EBITDA margin (calculated as a percentage of revenue)(2)(3)	7.9%	(2.5)%		4.9%	(5.8)%
Net loss as a percentage of Gross Bookings	(0.3)%	(13.7)%		(3.1)%	(11.2)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	(0.9)%		1.5%	(1.9)%
Adjusted Net Income (Loss)	$92.3	$(56.1)	265%	$179.6	$(260.6)	169%
_______________
(1)Gross profit is defined as revenue less cost of revenue. Gross profit margin is defined as gross profit divided by revenue for the same period. These financial measures will no longer be presented beginning in the fourth quarter of 2023.
(2)Represents non-GAAP financial measure that will no longer be presented beginning in the fourth quarter of 2023.
(3)Prior to the third quarter of 2023, this calculation was reported and defined as Adjusted EBITDA Margin.
Contribution and Contribution Margin
Contribution and Contribution Margin have been used by our management to understand and evaluate our operating performance and trends. Gross profit is the most directly comparable financial measure to Contribution and gross profit margin is similarly comparable to Contribution Margin.
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
Beginning in the fourth quarter of 2023, we will no longer present Contribution or Contribution Margin as our management no longer uses these metrics for purposes of understanding and evaluating our operating performance.

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
Losses ceded under the Reinsurance Agreement that exceeded $271.5 million, but were below the aggregate limit of $434.5 million, resulted in the recognition of a deferred gain liability. The deferral of gains had a negative impact in the respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to the cost of revenue over multiple periods equal to the excess benefits received. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related reserve adjustments and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment will help investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improve over the settlement period of any deferred gains. Therefore, in the event that the net amount of any reserve adjustments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement is recognized on the statement of operations, those amounts will be excluded from the calculation of Contribution and Adjusted EBITDA through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement”. As of September 30, 2023, we have no deferred gain related to losses ceded under the Reinsurance Agreement.
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
Adjusted EBITDA and Adjusted EBITDA margin (calculated as a percentage of revenue), and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)
Adjusted EBITDA is a key performance measure and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is a key metric, both of which our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. Net loss is the most directly comparable financial measure to Adjusted EBITDA. We calculate Adjusted EBITDA as GAAP net loss, adjusted for:
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
•costs related to acquisitions and divestitures, if any; and
•restructuring charges, if any.
Adjusted EBITDA margin (calculated as a percentage of revenue) is calculated by dividing Adjusted EBITDA for a period by revenue for the same period. Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is calculated by dividing Adjusted EBITDA for a period by Gross Bookings for the same period. We previously referred to Adjusted EBITDA margin (calculated as a percentage of revenue) as Adjusted EBITDA Margin.
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
For more information regarding the limitations of Adjusted EBITDA, Adjusted EBITDA margin (calculated as a percentage of revenue), Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) and a reconciliation of net loss to Adjusted EBITDA, see the section titled “Reconciliation of Non-GAAP Financial Measures”.
Adjusted Net Income (Loss)
Adjusted Net Income (Loss) is a measure used by our management to understand and evaluate our operating performance and trends. Net loss is the most directly comparable financial measure to Adjusted Net Income (Loss).
We define Adjusted Net Income (Loss) as net loss adjusted for:
•amortization of intangible assets;
•stock-based compensation;
•payroll tax expense related to stock-based compensation;
•net amount from claims ceded under the Reinsurance Agreement;
•transaction costs related to certain legacy auto insurance liabilities, if any;
•costs related to acquisitions and divestitures, if any;
•impairment charges, if any; and
•restructuring charges, if any.
Reconciliation of Non-GAAP Financial Measures
We use our non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We have historically used Contribution, Contribution Margin and Adjusted EBITDA margin (calculated as a percentage of revenue) for similar reasons. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Furthermore, these measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Thus, our non-GAAP financial measures should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing a reconciliation of our non-GAAP financial measures to the nearest equivalent GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the respective related GAAP financial measures.
Beginning in the fourth quarter of 2023, we will no longer present Contribution and Contribution Margin as these are no longer the primary measures our management uses for purposes of understanding and evaluating operating and strategic performance. We will also no longer present Adjusted EBITDA margin (calculated as a percentage of revenue) as management believes Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is a more useful measure for business planning purposes.
Gross profit, or revenue less cost of revenue, is the most directly comparable financial measure to Contribution. The following table provides a reconciliation of gross profit to Contribution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$1,157.6	$1,053.8	$3,179.0	$2,920.1
Less cost of revenue	(644.5)	(570.7)	(1,800.1)	(1,661.4)
Gross profit(1)	513.0	483.1	1,378.9	1,258.7
Gross profit margin(1)	44.3%	45.8%	43.4%	43.1%
Adjusted to exclude the following (as related to cost of revenue):
Amortization of intangible assets	1.2	1.2	3.7	3.7
Stock-based compensation expense	5.6	13.0	23.8	33.0
Payroll tax expense related to stock-based compensation	0.1	0.2	0.8	1.1
Net amount from claims ceded under the Reinsurance Agreement(3)	—	—	—	18.5
Restructuring charges(4)	—	—	4.3	—
Contribution(2)(5)(6)	$520.0	$497.5	$1,411.5	$1,315.1
Contribution Margin(2)(5)	44.9%	47.2%	44.4%	45.0%
_______________
(1)Gross profit is defined as revenue less cost of revenue. Gross profit margin is defined as gross profit divided by revenue for the same period. These financial measures will no longer be presented beginning in the fourth quarter of 2023.
(2)Beginning in the fourth quarter of 2023, Lyft will no longer present Contribution and Contribution Margin as non-GAAP financial measures.
(3)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any losses related to the deferral gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period, to help investors understand the ultimate economic benefit of the Reinsurance Agreement. In the second quarter of 2022, we recorded a $36.8 million gain under cost of revenue on the condensed consolidated statement of operations related to a transaction which effectively commuted and settled he Reinsurance Agreement. Refer to Note 4 "Supplemental Financial Statement Information" to the condensed consolidated financial statements for information regarding the Commutation Transaction.
(4)As part of the announced restructuring plans, we incurred $4.3 million of severance and other employee costs for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, restructuring related charges for stock-based compensation of $0.7 million and payroll tax expense related to stock-based compensation of $0.1 million are included on their respective line items. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plans announced in November 2022 and April 2023.
(5)Beginning in the fourth quarter of 2022, the Company’s non-GAAP financial measures were updated to no longer adjust for “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods” and prior period information has been revised to conform to the current period presentation.
(6)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net loss is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(12.1)	$(422.2)	$(314.0)	$(996.4)
Adjusted to exclude the following:
Interest expense(2)	7.3	5.3	20.0	15.2
Other (income) expense, net	(34.4)	126.2	(124.7)	115.4
Provision for (benefit from) income taxes	0.1	0.6	5.5	3.5
Depreciation and amortization	29.5	35.9	85.3	96.8
Stock-based compensation	98.5	221.0	392.9	551.4
Payroll tax expense related to stock-based compensation	1.9	3.1	10.9	15.1
Net amount from claims ceded under the Reinsurance Agreement(3)	—	—	—	18.5
Sublease income	1.2	2.6	3.7	10.1
Costs related to acquisitions and divestitures(4)	—	0.9	—	2.3
Restructuring charges(5)	—	—	76.2	—
Adjusted EBITDA(6)(7)	$92.0	$(26.7)	$155.7	$(168.2)
Adjusted EBITDA margin (calculated as a percentage of revenue)(1)(6)	7.9%	(2.5)%	4.9%	(5.8)%
Gross Bookings	$3,554.1	$3,079.2	$10,050.9	$8,866.2
Net loss as a percentage of Gross Bookings	(0.3)%	(13.7)%	(3.1)%	(11.2)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings	2.6%	(0.9)%	1.5%	(1.9)%
_______________
(1)Prior to the third quarter of 2023, this calculation was reported and defined as Adjusted EBITDA Margin. Beginning in the fourth quarter of 2023, Lyft will no longer present Adjusted EBITDA margin (calculated as a percentage of revenue).
(2)Includes $1.1 million and $2.2 million related to the interest component of vehicle-related finance leases in the three and nine months ended September 30, 2023, respectively. Includes $0.3 million and $0.7 million related to the interest component of vehicle-related finance leases in the three and nine months ended September 30, 2022, respectively. Refer to Note 6 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle-related finance leases.
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
(4)Includes third-party costs incurred related to our acquisition of PBSC in the second quarter of 2022.
(5)In the nine months ended September 30, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs and $25.3 million related to right-of-use-asset impairments and other costs related to the restructuring plans announced in April 2023 and November 2022. Restructuring related charges for stock-based compensation of $9.9 million, accelerated depreciation of $1.0 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the nine months ended September 30, 2023 are included on their respective line items. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plans announced in November 2022 and April 2023.
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

Net loss is the most directly comparable financial measure to Adjusted Net Income (Loss). The following table provides a reconciliation of net loss to Adjusted Net Income (Loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(12.1)	$(422.2)	$(314.0)	$(996.4)
Adjusted for the following:
Amortization of intangible assets	4.0	5.4	12.7	13.0
Stock-based compensation	98.5	221.0	392.9	551.4
Payroll tax expense related to stock-based compensation	1.9	3.1	10.9	15.1
Net amount from claims ceded under the Reinsurance Agreement(1)	—	—	—	18.5
Costs related to acquisitions and divestitures(2)	—	0.9	—	2.3
Impairment charges(4)	—	135.7	—	135.7
Restructuring charges(3)	—	—	77.2	—
Adjusted Net Income (Loss)(5)(6)	$92.3	$(56.1)	$179.6	$(260.6)
_______________
(1)In the second quarter of 2022, we recorded a $36.8 million gain under cost of revenue on the condensed consolidated statement of operations related to a transaction which effectively commuted and settled the Reinsurance Agreement.
(2)Includes third-party costs incurred related to our acquisition of PBSC, which closed on May 17, 2022.
(3)In the nine months ended September 30, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs, $25.3 million related to right-of-use-asset impairments and other costs and $1.0 million of accelerated depreciation related to the restructuring plans announced in April 2023 and November 2022. Restructuring related charges for stock-based compensation of $9.9 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the nine months ended September 30, 2023 are included on their respective line items. Refer to Note 13 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plans announced in November 2022 and April 2023.
(4)In the third quarter of 2022, we recorded $135.7 million in impairment charges related to the wind down of an equity investee, which included impairments of a non-marketable equity investment and other assets.
(5)Beginning in the fourth quarter of 2022, the Company’s non-GAAP financial measures were updated to no longer adjust for “Changes to the liabilities for insurance required by regulatory agencies attributable to historical periods” and prior period information has been revised to conform to the current period presentation.
(6)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(141,752)	$(203,726)
Net cash provided by investing activities	706,766	52,505
Net cash used in financing activities	(106,065)	(66,871)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(68)	(780)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$458,881	$(218,872)
Operating Activities
Cash used in operating activities was $141.8 million for the nine months ended September 30, 2023. This consisted primarily of a net loss of $314.0 million. This was offset by non-cash stock-based compensation expense of $392.9 million and depreciation and amortization expense of $85.4 million.
Cash used in operating activities was $203.7 million for the nine months ended September 30, 2022. This consisted primarily of a net loss of $966.4 million. This was offset by non-cash stock-based compensation expense of $551.4 million and depreciation and amortization expense of $96.8 million.

Investing Activities
Cash provided by investing activities was $706.8 million for the nine months ended September 30, 2023, which primarily consisted of proceeds from sales and maturities of marketable securities of $3.1 billion. This was partially offset by purchases of marketable securities of $2.4 billion.
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
Financing Activities
Cash used in financing activities was $106.1 million for the nine months ended September 30, 2023, which primarily consisted of repayment of loans of $60.5 million and principal payments on finance lease obligations of $35.9 million.
Cash used in financing activities was $66.9 million for the nine months ended September 30, 2022, which primarily consisted of our repayment of loans of $52.0 million and principal payments of finance lease obligations of $21.7 million.
Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of approximately $590.5 million and short-term investments of approximately $1.1 billion, exclusive of restricted cash, cash equivalents and investments of $1.0 billion, and a revolving credit agreement which provides for a $420 million revolving secured credit facility. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit. That portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment or our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
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
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of September 30, 2023 and December 31, 2022 were $767.0 million and $1.0 billion, respectively.
We continue to actively monitor the impact of the uncertain macroeconomic environment, including tightening credit markets, inflation and increased interest rates. We have made adjustments to our expenses and cash flow which include recent headcount reductions announced in November 2022 and April 2023. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in the fourth quarter of 2022 and the first quarter of 2023. While we cannot be certain that our actions will mitigate the impact of the uncertain macroeconomic environment, with $1.7 billion in unrestricted cash and cash equivalents and short-term investments as of September 30, 2023, as well as our credit facility, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.

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
As of September 30, 2023, except as described above, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant.
As of September 30, 2023, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.7 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.0 billion. As of September 30, 2023, we had long-term debt of $860.3 million, 86% of which consisted of the fixed-rate 2025 Notes we issued in May 2020. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to immateriality.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•our ability to operate our Express Drive program;
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
Risks Related to General Economic Factors
The COVID-19 pandemic and its related effects disrupted and harmed, and may continue to disrupt and harm, our business, financial condition and results of operations. We are unable to predict the extent to which the effects of the pandemic will continue to adversely impact our business, financial condition and results of operations and the achievement of our strategic objectives.
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
•The pandemic led to declines in certain travel, including commuting and business and leisure travel, resulting in decreased demand for our platform and unpredictable earning opportunities for drivers on our platform. While travel has recovered to some degree, shifts towards remote or hybrid work environments, or other behavioral changes as a result of the COVID-19 pandemic, have negatively impacted the frequency and nature of demand for travel, including commuting and business travel, and may reduce our long-term market opportunity. Additionally, the recovery of demand for our platform and the impact of the broader economic environment on rider and driver behavior varies by geography and certain markets where we have historically seen significant demand have been, and may continue to be, slow to recover or grow.
•Driver behaviors also shifted throughout the COVID-19 pandemic, leading to imbalanced levels of driver availability on our platform relative to rider demand at times in certain markets. Limited driver availability has negatively impacted service levels, which led us to provide additional incentives to attract and retain drivers, and has also decreased demand for vehicles rented to drivers through our Express Drive program.
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
Our business and results of operations are subject to global economic conditions. Deteriorating macroeconomic conditions, including slower growth or recession, inflation and related increases in interest rates, increases to fuel and other energy costs or vehicle costs, changes in the labor market or decreases in consumer spending power or confidence, are likely to result in decreased discretionary spending and reduced demand for our platform. Further, changes in corporate spending, including cost-cuts and layoffs, may adversely impact business travel, commuting and other business related expenditures and impact our Lyft Business customers. In addition, uncertainty and volatility in the banking and financial services sectors, inflation and higher interest rates, increased fuel and other energy costs, increased labor and benefits costs and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. For example, inflation has increased and is expected to further increase medical costs and vehicle repair costs, including increased prices of new and used vehicle parts as a result of recent global supply chain challenges, which has resulted in increases in our insurance costs. Similarly, these factors, as well as increased fuel costs, increase costs as well as costs for drivers on our platform. Many of these factors and many competitive pressures are out of our control and make it difficult to accurately forecast gross bookings, revenues and operating results, particularly in the long-term, and could negatively affect our ability to meet our target operating performance and our (and our strategic partners’) ability to make decisions about future investments and strategies. Further, we may need to make changes to our business to respond to these conditions and be able to compete effectively. For example, as a result of the increase in gas prices at certain points in 2022, in order to support drivers on our platform, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. Similarly, we have adjusted our pricing in response to competitive pressures caused by changes in our marketplace, which has in the past contributed to a decline in our revenue and may cause a decline in revenue in future quarters. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue, financial condition and results of operations.
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
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. Through the acquisition of PBSC we have expanded our business to include licensing of certain of our technology and sales of bikes and stations. In recent periods, we have also reevaluated and changed our cost structure and focused our business model. For example, in February 2023, we closed the sale of our vehicle service center business and we have announced that we are considering strategic alternatives for our bikes and scooters business. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
•forecast our gross bookings, revenue and operating results and budget for and manage our expenses;
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
•develop, manufacture, source, deploy, sell, maintain and ensure utilization of our assets, including our network of Light Vehicles and certain vehicles in the Express Drive program;
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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have an evolving financial model and operate in a rapidly evolving market, any predictions about our future gross bookings, revenue, expenses and earnings may not be as accurate as they would be if we had a static financial model or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
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
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California and HB 2076 in Washington, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles and Flexdrive. We have also established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards is expected to continue to be a significant expense in future periods, and as of September 30, 2023, we had $296.5 million of unrecognized stock-based compensation expense related to RSUs and PSUs, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.3 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting levels of supply and demand and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic or technological advantages. If we are unable to anticipate or successfully react to competitive challenges in a timely manner, our competitive position could weaken, or fail to improve, and we could experience fluctuations or a decline in market share, a decline in gross bookings, revenue or growth stagnation that could adversely affect our business, financial condition and results of operations. Our market share has fluctuated over time and we have had to take actions, such as price cuts, that have negative impacts on our financial results in the short term, either because of decreased revenue or increased investments, or both, that we believe will benefit our company in the long term.
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
Certain of our competitors and potential competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or Light Vehicles, or they may have other financial, technical or resource advantages. These factors may allow our competitors or potential competitors to derive greater gross bookings, revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs, offer more attractive pricing on their platforms or respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings.
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
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, particularly after the COVID-19 pandemic, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is relatively new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases. We cannot be certain whether the behavioral and social impacts of the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or the willingness of riders to use shared bikes or scooters, or otherwise limit market growth. In addition, in response to the COVID-19 pandemic, we paused our Shared Rides offerings, and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures and subsequently discontinued operations due to concerns with certain aspects of the program in that jurisdiction. In the event of a resurgence of COVID-19 or other events beyond our control, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, we now offer Shared Rides exclusively in connection with business-to-business partnerships and only in select markets. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. For example, in connection with a settlement with the New York Attorney General, the Company will implement certain operational changes that may entail increased costs. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 7, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions, and we may incur significant expenses to resolve the matters at issue in the litigation. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been and will continue to be critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms and pricing policies, the quality of our service, including timely pick-ups, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. Further, the COVID-19 pandemic and its related impact on travel and the work environment has decreased the utilization of our platform by riders and may continue to affect utilization of our platform by riders, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles, our business, financial condition and results of operations could be adversely affected.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of algorithms to set dynamic prices for riders and earnings for drivers that are dependent on various factors, such as the route, time of day, and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. These actions may adversely affect our business and financial results and may not have the desired benefits. At times, in certain geographic markets, we have offered, and may continue to offer, driver incentives that cause the total amount of the fare that a driver retains, combined with the driver incentives a driver receives from us, to increase, at times meeting or exceeding the amount of gross bookings we generate for a given ride. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing limitations during a government declared State of Emergency, including those issued in connection with the COVID-19 pandemic, have imposed limits on prices for certain services and certain local regulations regarding minimum earnings standards for drivers have caused us to revise our pricing methodology in certain markets, including New York City and Seattle. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. To the extent any modifications to our pricing methodologies lead to real or perceived harm to driver earnings, our ability to attract or retain qualified drivers may be adversely affected. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in loss of market share, negative public perception and harm to our reputation.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing and earnings methodologies to account for such a change to driver classification. The passage of Proposition 22 in California and HB 2076 in Washington has enabled us to provide additional earning opportunities to drivers in those states, including guaranteed earnings. The transition has, and will continue to, require additional costs and we expect to face other challenges as we transition drivers to this new model, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, litigation over Lyft’s compliance with Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate. We have experienced in the past and may experience in the future underpricing or overpricing of our offerings due to changes we make to the technology used in our pricing. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles and certain vehicles in our Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
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
We currrently partner and have partnered in the past with several companies to develop autonomous vehicle technology and offerings. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and our current or future partners may decide to terminate or scale back their partnerships with us. For example, in October 2022, one of our autonomous vehicle partners announced its wind-down, and as a result we incurred a total impairment charge of $135.7 million consisting of impairments of our non-marketable equity investment in such company and other assets. Following the sale of our Level 5 self-driving vehicle division in 2021, we no longer develop our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platforms, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our efforts to optimize our strategy with regard to our autonomous vehicle technology development are not successful, our business, financial condition and results of operations could be adversely affected. Likewise, if our current or future autonomous vehicle technology partners are delayed or prevented from developing autonomous vehicle technology, our business, financial condition and results of operations could be adversely affected. For example, a general decrease in available capital, as well as an increase in regulatory scrutiny could delay or prevent the development of autonomous vehicle technology by our partners.
The autonomous vehicle industry may not continue to develop, or autonomous vehicles may not be adopted by the market, which could adversely affect our prospects, business, financial condition and results of operations.
We have invested, and plan to continue to invest, in the development of autonomous vehicle-related technology for use on our platform. Autonomous driving involves a complex set of technologies, including the continued development of sensing, computing and control technology. We have relied on building strategic partnerships with third-party developers of such technologies, as such technologies are costly and in varying stages of maturity. There is no assurance that these current or future partnerships will result in the development of market-viable technologies or commercial success in a timely manner or at all. In order to gain acceptance, the reliability of autonomous vehicle technology must continue to advance.
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
We expect to continue to grow our business, infrastructure and operations over time. Growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. While our headcount has grown across the United States and internationally, from time to time we have undertaken restructuring actions to better align our financial model and our business. For example, we have from time to time implemented reductions in force to reduce operating expenses and adjust cash flows in light of ongoing economic challenges. We may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including workplace policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.
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
Although we have developed systems and processes that are designed to protect our users’ data and prevent breaches and incidents, these measures cannot guarantee total security or prevent incidents from impacting our platform. Our information technology and infrastructure is subject to cyberattacks, breaches or incidents, including ransomware or other malware, which have resulted in and may result in interruptions to our operations or unavailability of our platform. Further, third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties, have employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees, our exposure to cyberattacks, breaches and incidents may increase. As a result of the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others. Further, employee and service provider error, malfeasance or other vulnerabilities, bugs or errors in the storage, use or transmission of personal information could result in an actual or perceived breach or incident. In the past, there have been allegations regarding violations of our policies restricting access to personal information we store, and we may be subject to these types of allegations in the future. Our service providers also face various security threats, and we and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks, breaches and incidents.
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
We rely on third-party and affiliate vehicle rental partners for our Express Drive program, as well as third-party vehicle supply, fleet management and finance partners to support our Express Drive program, and if we cannot manage our relationships with such parties and other risks related to our Express Drive program, our business, financial condition and results of operations could be adversely affected.
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
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. For example, in September 2023 we launched Women+ Connect, an offering with a goal of increasing women drivers on the platform by helping match women and nonbinary drivers with women and nonbinary passengers. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.
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
From time to time, we have undertaken workforce reductions in order to better align our operations with our strategic priorities, manage our cost structure or in connection with acquisitions. For example, in response to the effects of the macroeconomic environment and efforts to reduce operating expenses, we have from time to time implemented reductions in force. These actions may adversely affect employee morale, our culture and our ability to attract and retain personnel. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.
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

We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our offerings. These events have resulted in, and similar future events could result in, losses of revenue or additional costs and expenses. A prolonged interruption in the availability or reduction in the availability, speed or other functionality of our offerings could adversely affect our business and reputation and could result in the loss of users. Moreover, to the extent that any system failure or similar event results in harm or losses to the users using our platform, we may make voluntary payments to compensate for such harm or the affected users could seek monetary recourse or contractual remedies from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address.
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
The ridesharing industry, Light Vehicle sharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or comply with certain reporting and other operational requirements to provide our ridesharing, bike and scooter sharing, and Flexdrive offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke or suspend existing or deny renewals of permits to operate, delay our ability to operate, increase their fees, charge new types of fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings. Any of the foregoing actions by these jurisdictions and governmental entities could adversely affect our business, financial condition and results of operations.
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
Our industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and certain jurisdictions have adopted rules governing minimum driver earnings for ridesharing platforms. For instance, the New York City Taxi & Limousine Commission adopted rules in 2018 and the state of Washington adopted HB 2076, which implements minimum driver earnings standards. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we may face regulations relating to new or developing technologies. For example, the European Commission has proposed the EU Artificial Intelligence Act, which would impose operational and regulatory requirements relating to the use of AI technologies, and other jurisdictions may adopt laws and regulations relating to AI. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
•monetary exposure arising from or relating to alleged failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), unlawful deductions, expense reimbursement, restitution, statutory and punitive damages, penalties, including related to the California Private Attorneys General Act, and government fines;
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
We receive, transmit and store a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, as amended by the HITECH Act, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which became operative as of January 1, 2023. The scope of data protection laws may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA requires new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, other states in the U.S. have enacted privacy legislation, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Florida, Oregon, Delaware, and Texas. The U.S. federal government and other states are also contemplating federal and state privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government and regulatory investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, driver earnings, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to product liability or our acquisitions, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
In addition, we regularly include arbitration provisions in our Terms of Service with the drivers and riders and other parties on our platform. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us or the volume of arbitration may increase and become burdensome, and the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we have in the past and may continue to limit our use of arbitration provisions or be required to do so in a legal or regulatory proceeding, either of which could increase our litigation costs and exposure. For example, effective May 2018, we ended mandatory arbitration of sexual misconduct claims by users and employees.
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
We face the risk of litigation resulting from unauthorized text messages and other forms of communication sent in violation of the Telephone Consumer Protection Act or other laws.
The actual or perceived improper sending of text messages and other forms of communication may subject us to potential risks, including liabilities or claims relating to federal and state consumer protection laws governing email, telemarketing, including SMS text messaging. For example, the TCPA regulates and restricts certain telemarketing and automated SMS text messaging (both marketing and non-marketing) without proper consent. This has resulted and may in the future result in civil claims against us and/or regulatory enforcement by federal and state agencies. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages and other forms of communication are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability and our business, financial condition and results of operations could be adversely affected.
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
We have established environmental programs, such as our commitment to 100% EVs on our platform by the end of 2030, and requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change policies such as California’s Clean Miles Standard and Incentive Program and California SB 253 and SB 261, which impose greenhouse gas and EV requirements on our industry, and efforts to meet those requirements as well as failure to do so could have adverse impacts on our costs and ability to operate in California, as well as public goodwill towards our company. Massachusetts, New York City and Toronto are developing rules to address the environmental impact of rideshare, and other jurisdictions are likely to consider similar rules and regulations in the future. We advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators, and any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of transportation network companies’ unique needs could challenge our ability to progress toward internal and external EV targets. Furthermore, these EV programs are asset-intensive and require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. If we are not able to allocate sufficient capital or other resources to these programs and achievement of these goals, we may not be able to make progress toward or achieve such commitments and goals in a timely manner or at all, or we may need to modify or terminate certain programs or goals. We may also enter into arrangements with third parties for financing, leasing or otherwise, to enable us to meet our commitments and other legal or regulatory requirements. Such transactions may require us to provide guarantees for financing. We may also benefit from certain tax credits for EVs and, if such tax credits expire or are terminated or we are otherwise unable to use them, we may not realize the benefits we have planned and our business and financial condition and results of operations may be negatively affected. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain environmental practices that meet evolving stakeholder expectations, or if we revise any of our commitments, initiatives, or goals, our brand and reputation could be harmed and we may face criticism from the media or our stakeholders, and our business, financial condition and results of operations could be adversely affected.
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
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Additionally, uncertain and volatile macroeconomic conditions, including economic instability or uncertainty, and other events beyond our control, such as slowing growth in the worldwide economy, inflation and higher interest rates, as well as the instability and volatility in the banking and financial services sector, and the war in Ukraine, have negatively impacted the financing markets, and may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is now an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master

Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of September 30, 2023, we had $860.3 million of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of September 30, 2023, and $59.6 million in letters of credit were issued under the Revolving Credit Facility as of September 30, 2023. See Note 8 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
Our ability to make scheduled payments of the principal of, to pay interest or fees on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any existing or future indebtedness will depend on the capital markets, general macroeconomic conditions and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Events and circumstances may also occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving credit facility. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and Chair of our board of directors holds approximately 19.60% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and Vice Chair of our board of directors, holds approximately 11.57% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of September 30, 2023 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of September 30, 2023.
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, including as described in the “Legal Proceedings” subheading in Note 7, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.
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
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933

(as amended, the “Securities Act”), each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On August 31, 2023, Lisa Blackwood-Kapral, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 124,143 shares of Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 15, 2024, or earlier if all transactions under the trading arrangement are completed.
On August 31, 2023, Erin Brewer, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 354,683 shares of Class A common stock plus additional shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Brewer subsequent to the adoption of the trading arrangement and prior to August 20, 2024. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 3, 2024, or earlier if all transactions under the trading arrangement are completed.
On August 31, 2023, Kristin Sverchek, our President, and the Thomas and Kristin Sverchek Revocable Trust (the “Trust”) adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to (i) 33,710 shares of Class A common stock held by Ms. Sverchek and (ii) 108,828 shares of Class A common stock held by the Trust. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 3, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	November 9, 2023	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer)