Form 10-K
period 2023-12-31
Lyft, Inc.
filed 2024-02-20
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of its most recently completed second fiscal quarter, was $3.6 billion based on the closing sales price of the registrant’s Class A common stock on that date.
On February 12, 2024, the registrant had 391,240,004 shares of Class A common stock and 8,566,629 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•our future operating performance, including but not limited to our expectations regarding future Gross Bookings, Rides and Active Riders;
•our expectations regarding outstanding and potential litigation, including with respect to the classification of drivers on our platform;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to the classification of drivers on our platform, taxation, privacy and data protection;
•our ability to manage and insure risks associated with our Transportation-as-a-Service network, including auto-related and operations related risks, and our expectations regarding insurance costs and estimated insurance reserves;
•our expectations regarding new and evolving markets and our efforts to address these markets, including our autonomous vehicle programs, Light Vehicles, Flexdrive, and Express Drive;
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
•our disclosure controls and procedures, including changes thereto;
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

PART I
Item 1. Business.
Overview
Lyft, Inc. (the “Company” or “Lyft”) started a movement to revolutionize transportation. In 2012, we launched our peer-to-peer marketplace for on-demand ridesharing and have continued to pioneer innovations. Today, Lyft is one of the largest multimodal transportation networks in the United States and Canada. We have an important purpose, which is to get riders out into the world so they can live their lives together, and to provide drivers a way to work that gives them control over their time and money.
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
Our offerings on the Lyft App include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters (“Light Vehicles”) for shorter rides and first-mile and last-mile legs of multimodal trips.
Substantially all of our revenue is generated from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads, Gross Bookings1 and Rides1 increase, driving more revenue. We also generate revenue from riders renting Light Vehicles, drivers renting vehicles through Express Drive and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Lyft Pass programs. In 2021, we began generating revenues from licensing and data access agreements. In 2022, we began generating revenues from the sale of bikes and bike station software and hardware sales substantially through our acquisition of PBSC Urban Solutions Inc (“PBSC”).
Riders and drivers want and value choice, and we believe there remains an opportunity for growth in our marketplace. In September 2023, we launched Women+ Connect, a new feature that offers women and nonbinary drivers the option to turn on a preference within the Lyft App to prioritize matches with nearby women and nonbinary riders. We are focused on delivering a great rideshare experience and will continue to innovate for drivers and riders, creating an increasingly differentiated service over time. We are committed to building a durable, healthy and profitable business for riders, drivers and shareholders.
Additionally, we aim to advocate through our commitment to social and environmental responsibility. Through our Lyft Up initiatives, we’re working to make sure people have access to affordable, reliable transportation to get where they need to go - no matter their income or zip code. We can’t talk about work that serves customer needs and social goals without mentioning our responsibility to our shared environment - the air we breathe and the resilience of communities we serve. We’re working to make the Lyft Platform more sustainable by helping drivers transition to electric vehicles (“EVs”), riders take more sustainable transportation modes, and businesses reduce their carbon footprint. We’ve achieved significant growth in EV rides on our platform by investing in EV driver incentives, expanding the Express Drive EV rental program, helping drivers access discounted fast charging and advocating for smart EV policy.
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
Our Transportation Network
Our transportation network is primarily comprised of:
•Ridesharing Marketplace. Our core offering connects drivers with riders. The scale of our network enables us to predict demand and proactively incentivize drivers to be available for rides in the right place at the right time. This allows us to optimize earning opportunities for drivers and offer convenient rides for riders, creating sustainable value to both sides of our marketplace. Our ridesharing marketplace connects drivers with riders in cities across the United States and in select cities in Canada. In addition to our standard rideshare offering, riders can select a variety of other rideshare offerings which include, but are not limited to, Wait & Save, Priority Pickup, XL, Extra Comfort and Black.
1 Beginning in the third quarter of 2023, we began presenting Gross Bookings and Rides as our key business metrics, which we believe best align with how management assesses our performance and measures achievement against our strategic priorities and opportunities. For the definition of Gross Bookings and Rides, refer to the “Definitions of Key Metrics” section within Item 7 of Part II of this Annual Report on Form 10-K.

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
•Light Vehicles. We have a network of shared bikes and scooters in a number of cities to address the needs of users who are looking for options that are more active and often more cost-effective and efficient for shorter trips. These transportation modes can also help supplement the first-mile and last-mile of a multimodal trip with public transit.
Drivers
The drivers on our platform are active members of their communities. They are parents, students, business owners, retirees and everything in between. We work hard to serve the community of drivers on our platform, empowering them to drive on their own flexible terms while providing them the opportunity to focus their time on what matters most. Drivers on our platform also have key benefits, which include:
•Flexibility. We offer drivers the flexibility to generate income on their own schedule, so they can best prioritize what is important in their lives.
•Technology. Our predictive technology around ride volume and demand enables us to share key information with drivers about when and where to drive to maximize their earnings on a real-time basis.
•Transparent and Consistent Pay: We've released multiple products over the years such as upfront pay where drivers can see ride information and what they’ll earn before accepting a ride. We also launched the Weekly Pay Statement for a clearer, more comprehensive view of driver's pay details.
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
Riders
Riders are as diverse and dynamic as the communities we serve. They represent all adult age groups and backgrounds and use Lyft to commute to and from work, explore their cities, spend more time at local businesses and stay out longer knowing they can get a reliable ride home. Unless otherwise stated, riders are passengers who request rides from drivers in our ridesharing marketplace and renters of a shared bike, scooter or automobile available on the Lyft App. We work hard to provide riders with a quality experience every time they open the Lyft App, in order to earn the right to have Lyft be their transportation network of choice. Riders on our platform also have key benefits, which include:
•Selection and Convenience. We designed the Lyft App with a focus on simplicity, efficiency and convenience. Our proprietary technology efficiently matches riders with drivers through advanced dispatching algorithms providing faster arrival times, localized pricing and maximum availability. Additional transportation modes, such as Light Vehicles, offer more options for shorter trips. We also continue to launch new features, such as Women+ Connect. The more rides that are taken on our platform, the better we are able to offer riders personalized experiences most suitable to their trip.
•Availability and Reliability. We strive to ensure that riders can get a ride when they want one. We leverage our proprietary dispatch platform and data to help drivers and riders connect efficiently and reduce wait times. As of November 2023, scheduled rides to the airport are backed by our on-time pickup promise in certain major markets. If a ride is more than ten minutes late for a scheduled pick-up, we will offer up to $100 in Lyft credits to make up for it.
•Affordability. Our platform empowers riders to choose from a broad set of transportation options to easily optimize for cost, comfort and time. Wait & Save, a substantial and growing portion of rides, offers riders a way to save money when they aren’t in a hurry.
•Safety. Since day one, we have worked continuously to enhance the safety of our platform and the ridesharing industry by developing innovative products, policies and processes. We have a dedicated safety response team, a partnership with ADT, Inc. (“ADT”) to aid in emergencies, and work with leading national organizations to inform our safety policies. We are always working to make Lyft as safe as we can.
Business

We work with organizations across a wide range of industries to deliver transportation solutions. Our comprehensive set of solutions allows clients to design, manage and pay for ground transportation programs that contribute to productivity and satisfaction while reducing cost and streamlining operations.
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
•Grow Active Riders. We see opportunities to continue to grow our rider base. We may make incremental investments in our brand and in growth marketing to maintain and drive increasing consumer preference for Lyft. We strive to provide a full range of price points and ride experiences such as Wait & Save, which allows riders to save money by waiting for a ride, and Priority Pickup, which provides a premium experience by allowing riders to pay for prioritized pickup. We plan to continue to grow our ridesharing marketplace by prioritizing competitive service levels and attracting and retaining more drivers and riders on our network. Additionally, we continue to evaluate ways to expand our network coverage beyond the geographies and markets we currently serve. We also believe we are a beneficiary of demographic shifts, such as the growing percentage of the U.S. population that is accustomed to on-demand services and has digital-first preferences.
•Grow Our Share of Consumers’ Transportation Spend. Lyft’s transportation network is designed to address a wide range of mobility needs. The Lyft network spans rideshare, bikes, and scooters and we are well positioned to deliver the best holistic experience to all of our riders and to capture significantly more of our market opportunity.
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
•Invest in our Marketplace Technology. Our investments in our proprietary technology allow us to deliver a convenient and high-quality experience to drivers and riders and additional investments in our payments and data science capabilities have been central to making our network more efficient and seamless to use.
Competition
The market for Transportation-as-a-Service (“TaaS”) networks is intensely competitive and characterized by rapid changes in technology, shifting levels of demand and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic advantages. If we are unable to anticipate or successfully react to these competitive challenges in a timely manner, our competitive position could weaken, or fail to improve, and we could experience a decline in revenue or growth stagnation that could adversely affect our business, financial condition and results of operations.
Our main ridesharing competitor in the United States and Canada is Uber, though we also compete with other ridesharing transportation network companies, and taxi cab and livery companies as well as traditional automotive manufacturers. Our main competitors in the bike and scooter sharing market include Lime, Bird, Fifteen and Tier. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the United States.
Additionally, there are other non-U.S.-based TaaS network companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology and TaaS offerings that may compete with us in the future, including Alphabet (Waymo), which is offering autonomous ride-hailing services in certain markets, Amazon (Zoox), Apple, Aurora, Baidu, General Motors (Cruise), Motional, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
To ensure we are delivering exceptional service levels and upholding high quality standards, we have established our Safety and Customer Care, or SCC, team as a key part of our organization. SCC is in charge of fielding safety and customer support inquiries and is available through multiple channels, including via self-service and assisted support directly within our apps. SCC aims to listen to customers, quickly resolve problems when they occur and maintain trust with drivers and riders. Some measures we take to promote the safety of riders and drivers on the platform include:
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
•Emergency help, supported by ADT. If a rider or driver feels uncomfortable or needs emergency assistance at any point, they are able to quickly connect with an ADT security professional through the Lyft App, silently or by voice. If someone signals they need help and subsequently does not respond to a call or text from ADT, ADT will contact 911 and share the user’s location and other relevant information.
•Live safety support and specialized support and advocacy. Our Safety team is standing by, ready to help via phone or chat, and every member of the Safety team is a credentialed victim advocate. Each member has training in trauma-informed care.
•Smart trip check-in. We monitor rides for unusual activity, like long stops or route deviations, and in some instances, if we notice a ride irregularity, we reach out to riders and drivers directly. We will ask the rider or driver if they need help, and, if appropriate, connect them to emergency assistance or our own Safety team.
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

Government Regulation
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, auto maintenance and repairs, personal injury, advertising, text messaging, subscription services, intellectual property, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
The TNC industry has also come under increasing scrutiny from non-profit organizations, regulators, and legislators for its environmental impact, specifically increasing greenhouse gas (GHG) emissions. In 2018, California passed first-of-its-kind legislation (the “California Clean Miles Standard”) to mandate that TNCs increase the percentage of zero-emission vehicles on their platforms, with additional requirements to reduce their GHG emissions on a GHG per passenger-mile basis. Policymakers have since passed similar legislation in Massachusetts and New York City to grow EV TNC rides, and may do so in other jurisdictions.
See the sections titled “Business” and “Risk Factors” including the subsections titled “Business – Environmental, Social and Corporate Governance - Environmental” and “Risk Factors—Risks Related to Regulatory and Legal Factors” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
Human Capital
Our employees are our human capital and, together with our technology stack, they are our greatest strength and most valuable resource. The workplace environment has changed significantly in the last couple of years and we have changed our philosophy to reflect what we believe will produce the best results for our employees and business moving forward. Thus, in 2023, we welcomed employees back to the office and have implemented a hybrid model where employees have the flexibility to work from home. As of December 31, 2023, we had 2,945 employees and we maintain additional offices in multiple locations in the U.S. and internationally in Montreal, Canada, Mexico City, Mexico, Kyiv, Ukraine, Berlin, Germany, Munich, Germany and Minsk, Belarus. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be positive.
We believe that achieving more diversity in workforce representation is an important priority. We are a company with a diverse customer base, and the more our employees reflect that diversity, the better we can serve our customers, ultimately making our business stronger. As of December 31, 2023, our employee base was 57% male and 40% female, and women represented 42% of our leadership overall. The ethnicity of our U.S. employees was 46% White, 32% Asian, 9% Hispanic or Latinx, 7% Black, and 5% two or more races, American Indian, Alaska Native, Native Hawaiian or other Pacific Islander. Our employee gender and ethnicity information is based on self-identification, and employees who did not disclose their gender or ethnicity have been excluded from the applicable disclosure. As of December 31, 2023, employees who did not disclose gender represented approximately 3% of total employees, and employees who did not disclose ethnicity represented approximately 1% of total U.S. employees.
We strive to build a more representative workforce which requires an intentional and comprehensive effort to reach and recruit outstanding candidates, develop talent internally, and open up pathways for advancement. We are continuing to focus on scaling and sustaining diverse partnerships and early candidate pipeline development as we believe recruiting and hiring initiatives can yield short and long-term benefits to the organization. In 2023, we continued our partnerships and outreach programs by holding partnership events with organizations that aim to increase diversity in enterprise hiring pools, such as BreakLine, Tribaja, and Disability:IN. We also maintained representation in our hiring pool through our sourcing tool, hireEZ, and held disability and inclusion training for team members with the Inclusively and Direct Employers organizations.
Environmental, Social and Corporate Governance (“ESG”)
We are proud of the impact we made on people and the planet in 2023, and we have reported in depth on what we have done in our 2023 ESG Report. As we grow, we’ll touch millions more lives — economically, socially, and environmentally.
Environmental
We have a responsibility to our shared environment — the air we breathe and the resilience of communities we serve. Our environmental impact also gives drivers and riders another great reason to choose Lyft, and is an intrinsic part of how we think about our business goals. We are working to make the Lyft Platform more sustainable by helping drivers transition to EVs, riders take more sustainable modes, and businesses reduce their carbon footprint.
The rides that we facilitate on our platform make up over 95% of Lyft’s carbon emissions. Transitioning these rides from gas-powered to electric vehicles is the one of the best ways we can contribute long-term toward a cleaner planet.
Over 8 million riders rode in an EV in 2023. Rides in electric vehicles generally get higher ratings and tips compared to rides in hybrids and gas cars. Over 20% of rides on the Lyft Platform are currently in a hybrid or an EV. In April 2023, we launched Green, where riders can select an EV or hybrid vehicle, specifically for business travelers, and in January 2024, we expanded Green to nearly 40 airports in North America.
Because we stand at a pivotal moment in the fight against climate change, Lyft strives to grow EVs on the platform. In 2020, we made a commitment to reach 100% EVs across the Lyft Platform by the end of 2030. We still believe in the long-term transition to EVs, but now do not see a path to completing our transition to 100% EVs by 2030 given the current EV landscape. Over the course of 2024 and 2025, we will invest an additional $80 million total to support EV drivers and encourage gas-powered drivers to make the switch. We expect this investment to help us reach 100 million all-time EV rides on the platform by the end of 2025. Most of this funding will go to drivers in states that are committed to electrifying, developing infrastructure, and growing EV adoption as quickly as possible.
Social
Lyft’s purpose is to get people out into the world so they can live their lives together, and provide drivers a meaningful way to earn that gives them control over their time and money. We’re constantly thinking about the role we play in our customers’ lives.
For riders, social interaction improves physical and mental health. We’re making it easier to get out of the house, and the hundreds of millions of rides we facilitated in 2023 connected people with friends, family, and coworkers. Everyday encounters like these help people feel happier and more connected to their community.
For drivers, Lyft is part of the economic fabric of millions of lives. Drivers may be students putting themselves through college, parents looking for a way to earn while their kids are in school, or seniors interested in meeting new people. The flexibility to work on their own schedules is a core benefit of driving with Lyft, and millions of drivers use the platform to support their families or build toward their dreams. We keep working to understand who drivers are and how they use Lyft through our annual Economic Impact Report.
We want to improve the lives of everyone we interact with, but know that targeted programs can have an outsized impact. Through our Lyft Up initiative, we’re working to provide riders access to affordable, reliable transportation to get where they need to go — no matter their age, income, zip, or postal code. In 2023, Lyft provided access to millions of discounted or donated rideshare, bikeshare, and shared scooter rides to people in need. We provided access to millions of discounted or donated rideshare, bikeshare, and shared scooter rides to help people in need. Some of our current Lyft Up programs assist the community by providing rides to and from jobs, job interviews and trainings, the grocery store for those living in food-insecure areas, and by providing discounted bikeshare memberships and heavily discounted electric bikes to income eligible riders. Other Lyft Up programs provide donated ride credits to resettlement agencies and other community based organizations helping refugees access essential needs and services or relief rides in the aftermath of natural or manmade disasters.
Corporate Governance
Our board of directors regularly evaluates our environmental, social, and corporate governance policies to make sure they fit into our strategy of driving long-term stockholder value and align with our core values. More information about our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders.
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
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (investor.lyft.com), our X accounts (@lyft and @davidrisher) and our blogs (including: lyft.com/blog, lyft.com/hub and eng.lyft.com) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. The contents of our websites and corporate reports mentioned herein are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or the contents of our websites are intended to be inactive textual references only.

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
•general macroeconomic conditions;
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
•our reputation and brand;
•illegal or improper activity of users of our platform;
•the accuracy of background checks on potential or current drivers and our third party providers' ability to effectively conduct such background checks;
•changes to our pricing practices;
•the growth and development of our network of Light Vehicles and the quality of and supply chain for our Light Vehicles;
•our autonomous vehicle technology, partnerships with other companies who offer autonomous vehicle technologies, and the overall development of the autonomous vehicle industry;
•claims from riders, drivers or third parties;
•our ability to manage our growth;
•actual or perceived security or privacy breaches or incidents and resulting interruptions in our availability or the availability of other systems and providers;
•our reliance on third parties, such as Amazon Web Services, vehicle rental partners, payment processors and other service providers;
•our ability to operate our Express Drive program;
•our nascent advertising business, Lyft Media;
•our use of artificial intelligence and machine learning;

•the development of new offerings on our platform and management of the complexities of such expansion;
•inaccuracies in or changes to our key metrics and estimates;
•our ability to offer high-quality user support and to deal with fraud;
•our ability to effectively manage our Wait & Save offerings;
•our ability to effectively manage our pricing methodologies;
•our company culture;
•our reliance on key personnel and our ability to attract and retain personnel;
•changes in the Internet, mobile device accessibility, mobile device operating systems and application marketplaces;
•the interoperability of our platform across third-party applications and services;
•defects, errors or vulnerabilities in our technology and that of third-party providers or system failures;
•factors relating to our intellectual property rights as well as the intellectual property rights of others;
•our presence outside the United States and any future international expansion;
Regulatory and Legal factors
•changes in laws and the adoption and interpretation of administrative rules and regulations;
•the classification status of drivers on our platform;
•intellectual property litigation;
•compliance with laws and regulations relating to privacy, data protection and the protection or transfer of personal data;
•litigation and other proceedings arising in the ordinary course of our business;
•compliance with additional laws and regulations as we expand our offerings;
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
•changes in tax laws;
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
Governance Risks and Risks related to Ownership of our Capital Stock
•the dual class structure of our common stock, its concentration of voting power with our Co-Founders and its impact on our stock price;
•the volatility of the trading price of our Class A common stock;
•provisions of Delaware law and our certificate of incorporation and bylaws that may make a merger, tender offer or proxy contest difficult; and
•exclusive forum provisions in our bylaws.

Risks Related to General Economic Factors
A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.
Our business and results of operations are subject to global economic conditions. Deteriorating macroeconomic conditions, including slower growth or recession, inflation and related increases in interest rates, increases to fuel and other energy costs or vehicle costs, changes in the labor market or decreases in consumer spending power or confidence, are likely to result in decreased discretionary spending and reduced demand for our platform. Further, changes in corporate spending, including cost-cuts and layoffs, may adversely impact business travel, commuting and other business-related expenditures and impact our Lyft Business customers. In addition, uncertainty and volatility in the banking and financial services sectors, inflation and higher interest rates, increased fuel and other energy costs, increased labor and benefits costs and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. For example, inflation has increased and is expected to further increase medical costs and vehicle repair costs, including increased prices of new and used vehicle parts, which has resulted in increases in our insurance costs. Similarly, these factors, as well as increased fuel costs, increase our costs as well as costs for drivers on our platform. Many of these factors are out of our control and make it difficult to accurately forecast gross bookings, revenues and operating results, particularly in the long-term, and could negatively affect our ability to meet our target operating performance and our (and our strategic partners’) ability to make decisions about future investments and strategies. Further, we may need to make changes to our business to respond to these conditions and be able to compete effectively. For example, as a result of the increase in gas prices at certain points in 2022, in order to support drivers on our platform, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. Similarly, we have adjusted our pricing in response to competitive pressures caused by changes in our marketplace, which has in the past contributed to a decline in our revenue and may cause a decline in revenue in future quarters. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue, financial condition and results of operations.
The COVID-19 pandemic and its related effects disrupted and harmed our business, financial condition and results of operations, and, in certain respects, our business has not recovered. We are unable to predict the extent to which our business, financial condition and results of operations have experienced long-term impacts.
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
•We, along with many other employers, modified our business practices as a result of the COVID-19 pandemic, many of which have continued in the post-pandemic environment. We have permitted corporate employees in nearly all of our locations to work in a hybrid in-office and remote environment, limited employee travel, and shifted toward holding virtual events and meetings. These shifts have led us to reduce our real estate footprint and may increase the risk of a cybersecurity breach or incident, result in decreased productivity, harm our company culture, adversely affect our ability to timely and accurately report our financial statements or maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.
•In response to the effects of the COVID-19 pandemic and macroeconomic uncertainty on our business, we took certain cost-cutting measures, including reductions-in-force, which may have adversely affected employee morale, our culture and our ability to attract and retain employees.
•The COVID-19 pandemic impacted our business operations relating to our Light Vehicles, our Express Drive program, and our autonomous vehicle partners. We design and contract to manufacture Light Vehicles and certain assets related to our network of shared Light Vehicles and faced delays in manufacturing and delivery as well as increased costs associated with manufacturing and shipping. Our ability to operate the Express Drive program has been negatively impacted as a result of mandated closures from time to time, limited staffing availability, and increased costs for us to operate rental sites and for

Flexdrive to transport, repossess, clean, and store unrented and returned vehicles. Further, the development of autonomous vehicle-related technology was directly impacted by pandemic-related health and safety conditions and shelter-in-place restrictions, and continues to experience indirect impacts such as decisions by current or potential partners to reduce investments in developing and deploying autonomous vehicle-related technology due to macroeconomic factors.
•The ultimate impact of the COVID-19 pandemic and related behavioral and social changes on our business, riders and drivers on our platform, and our business partners will depend on many factors outside of our control, such as shifts in consumer or business behavior and macroeconomic factors directly or indirectly related to the pandemic.
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
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. Through the acquisition of PBSC in May 2022, we expanded our business to include licensing of certain of our technology and sales of bikes and stations. In recent periods, we have also reevaluated and changed our cost structure and focused our business model. For example, in February 2023, we closed the sale of our vehicle service center business and we have announced that we are considering strategic alternatives for our Light Vehicles business. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced and expect to face include our ability to:
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
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington and implementation of operational changes as part of an agreement with the New York Attorney General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of December 31, 2023, we had $203.1 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.2 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology and TaaS offerings that may compete with us in the future, including Alphabet (Waymo, which is offering autonomous ride-hailing services in certain markets), Amazon (Zoox), Apple, Aurora, Baidu, General Motors (Cruise), Motional, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
Certain of our competitors and potential competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or Light Vehicles, or they may have other financial, technical or resource advantages. These factors may allow our competitors or potential competitors to derive greater gross bookings, revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs, offer more attractive pricing on their platforms or respond more quickly to new and emerging technologies, revenue opportunities and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings.
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
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is relatively new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. In July 2023, we announced that we are exploring strategic alternatives for our Light Vehicles business. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases. We cannot be certain whether the behavioral and social impacts of the COVID-19 pandemic will continue to negatively impact the willingness of drivers or riders to participate in ridesharing or rider demand for shared bikes or scooters, or otherwise limit market growth. In addition, in response to the COVID-19 pandemic, we paused our Shared Rides offerings, and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures. We had to suspend or discontinue these offerings from time to time due to various concerns. In the event of significant public health concerns, such as COVID-19, or other events beyond our control, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, we now offer Shared Rides exclusively in connection with business-to-business partnerships and only in select markets. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. In addition, in connection with a settlement with the New York Attorney General, the Company will implement certain operational changes that may entail increased costs. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 9, Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions, and we may incur significant expenses to resolve the matters at issue in the litigation. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
If drivers are unsatisfied with our partners, including our third-party vehicle rental partners, our ability to attract and retain qualified drivers and to increase their utilization of our platform could be adversely affected. Further, incentives we provide to attract drivers could fail to attract and retain qualified drivers or fail to increase utilization, or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration, labor and employment laws or background check requirements, may result in a shift or decrease in the pool of qualified drivers, which may result in increased competition for qualified drivers or higher costs of recruitment, operation and retention. As part of our business operations or research and development efforts, data on the vehicle may be collected and drivers may be uncomfortable or unwilling to drive knowing that data is being collected. Other factors outside of our control, such as concerns about personal health and safety, increases in the price of gasoline, vehicles or insurance, or concerns about the availability of government or other assistance programs if drivers continue to drive on our platform, may also reduce the number of drivers on our platform or their utilization of our platform, or impact our ability to onboard new drivers. If we fail to attract qualified drivers on favorable terms, fail to increase their utilization of our platform or lose qualified drivers to our competitors, we may not be able to meet the demand of riders, including maintaining a competitive price of rides to riders, and our business, financial condition and results of operations could be adversely affected.
If we fail to cost-effectively attract new riders, or to increase utilization of our platform by existing riders, our business, financial condition and results of operations could be harmed.
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been and will continue to be critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms and pricing policies, the quality of our service, including timely pick-ups, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. We have experienced volatility in the health of our overall marketplace, and demand for our platform has not returned to pre-COVID-19 pandemic levels in all markets. We can not predict whether these impacts will continue, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles, our business, financial condition and results of operations could be adversely affected.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any claims that we make.
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
We believe that building a strong reputation and brand as a safe, reliable and affordable platform and continuing to increase the strength of the network effects among the drivers and riders on our platform are critical to our ability to attract and retain qualified drivers and riders. The successful development of our reputation, brand and network effects will depend on a number of factors, many of which are outside our control. Negative perception of our platform or company may harm our reputation, brand and networks effects, including as a result of:
•complaints or negative publicity about us, drivers on our platform, riders, our product offerings, our ability to deliver on product promises, pricing or our policies and guidelines, including our practices and policies with respect to drivers, or the ridesharing industry, even if factually incorrect or based on isolated incidents;
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
Illegal, improper or otherwise inappropriate activities by users, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating users of our platform could adversely affect our brand, business, financial condition and results of operations. These activities may include criminal activity such as assault, theft, unauthorized use of credit and debit cards or bank accounts, as well as other misconduct such as sharing of rider or driver accounts. While we have implemented various measures intended to anticipate, identify and address the risk of these types of activities, these measures may not adequately address, and are unlikely to prevent, all illegal, improper or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct has and could continue to expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities, such as our requirement that all drivers undergo annual background checks or our two-way rating system and related policies, are too restrictive and inadvertently prevent qualified drivers and riders otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified drivers and riders on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform, on our competitors’ platforms, or on any ridesharing platform, could adversely affect our reputation and brand or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition and results of operations.
We rely on third-party background check providers to screen potential and existing drivers, and if such providers fail to provide accurate information, or if providers are unable to complete background checks because of data access restrictions, court closures or other unforeseen government shutdowns, or if we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
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
Any negative publicity related to any of our third-party background check providers, including publicity related to safety incidents or data security breaches or incidents, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Changes to our pricing could adversely affect our ability to attract or retain qualified drivers and riders.
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of algorithms to set dynamic prices for riders and earnings for drivers that are dependent on various factors, such as the route, time of day, and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. These actions may adversely affect our business and financial results and may not have the desired benefits. At times, in certain geographic markets, we have offered, and may continue to offer, driver incentives that cause the total amount of the fare that a driver retains, combined with the driver incentives a driver receives from us, to increase, at times meeting or exceeding the amount of gross bookings we generate for a given ride. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing limitations during a government declared State of Emergency have imposed limits on prices for certain services, and state and local laws and regulations have imposed minimum earnings standards for drivers, which, at times, have caused us to increase prices in certain markets, including California, New York and Washington. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as our earnings commitment, subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. To the extent any strategies, initiatives or modifications to our pricing methodologies lead to real or perceived harm to driver earnings, our ability to attract or retain qualified drivers may be adversely affected. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in loss of market share, negative public perception and harm to our reputation.
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing and earnings methodologies to account for such a change to driver classification. Proposition 22 in California, HB 2076 in Washington and an agreement with the New York Attorney General have enabled us to provide additional earning opportunities to drivers in those states, including guaranteed earnings. The transition has required, and will continue to require, additional costs and we expect to face other challenges as we transition drivers to these new models, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, successful litigation to overturn Proposition 22, litigation over Lyft’s compliance with Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate. We have experienced in the past and may experience in the future underpricing or overpricing of our offerings due to changes we make to the technology used in our pricing. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles and certain vehicles in our Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
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
We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meets our standards is critical to our operations. We expect to continue to rely on external suppliers in the future. There can be no assurance we will be able to maintain our existing relationships with these suppliers and continue to be able to source our bikes and scooters on a stable basis, at a reasonable price or at all. We also design and contract to manufacture certain assets related to our network of Light Vehicles and we rely on a small number of suppliers, and in some instances a sole supplier, for components and manufacturing services. Similarly, we rely on external vendors to provide field services to our bike and scooter operations. There can be no assurance we will be able to maintain our existing relationships with these vendors. Also, from time to time we transition these services in one or more geographies from one vendor to another, and the transition process could interrupt or otherwise adversely affect our operations.
The revenue we generate from our network of Light Vehicles may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of Light Vehicles, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, in July 2022, November 2022 and March 2023, we discontinued our shared scooter programs in San Diego and Los Angeles and our shared bike and scooter program in Minneapolis, respectively, due to a number of factors including onerous contractual requirements, institutionalized theft, and lack of public investment. In 2023, we announced that we would explore strategic alternatives for our Light Vehicles business, which may take any of several forms. Any divestiture, investment, joint venture or other strategic transaction or arrangement would involve risks and could change the direction and operation of our Light Vehicles business. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
Challenges relating to the supply chain for our Light Vehicles could adversely affect our business, financial condition and results of operations.
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
We incur significant costs related to the design, purchase, sourcing and operations of our network of Light Vehicles and we expect to continue incurring such costs as we operate our network of Light Vehicles. The prices and availability of bikes and scooters and related products may fluctuate depending on factors beyond our control including market and economic conditions, tariffs, changes to import or export regulations and demand. Substantial increases in prices of these assets or the cost of our operations would increase our costs and reduce our margins, which could adversely affect our business, financial condition and results of operations. Further, customs authorities may challenge or disagree with our classification, valuation or country of origin determinations of our imports. Such challenges could result in tariff liabilities, including tariffs on past imports, as well as penalties and interest. Although we have reserved for potential payments of possible tariff liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.
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
We currently partner and have partnered in the past with several companies to develop autonomous vehicle technology and offerings. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and our current or future partners may decide to terminate or scale back their partnerships with us. For example, in October 2022, one of our autonomous vehicle partners announced its wind-down, and as a result we incurred a total impairment charge of $135.7 million consisting of impairments of our non-marketable equity investment in such company and other assets. Following the sale of our Level 5 self-driving vehicle division in 2021, we no longer develop our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platforms, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our efforts to optimize our strategy with regard to our autonomous vehicle technology development are not successful, our business, financial condition and results of operations could be adversely affected. Likewise, if our current or future autonomous vehicle technology partners are delayed or prevented from developing autonomous vehicle technology, our business, financial condition and results of operations could be adversely affected. For example, a general decrease in available capital, as well as an increase in regulatory scrutiny could delay or prevent the development of autonomous vehicle technology by our partners.
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
We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third-parties that are attributed to us through our offerings. We are also subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, riders, or third parties, or the management and safety of our platform and our assets, including harm caused by criminal activity. We are also subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, platform users and third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations and/or categories of claims, we may not be able to secure coverage at all.
As we operate our network of Light Vehicles, we are subject to an increasing number of claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our Light Vehicles, including potential indemnification claims. In some cases, we could be required to indemnify governmental entities or operating partners for claims arising out of issues, including issues that may be outside of our control, such as the condition of the public right of way. Any such claims arising from the use of our Light Vehicles, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our Light Vehicles. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacturers, including certain assets and components we design and have manufactured for us, have in the past contained and could in the future contain design or manufacturing product issues, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all product issues, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Our Light Vehicles have experienced product issues from time to time, which has in the past resulted in, and, in the future may result in, product recalls and removal from service, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition and results of operations.
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
Our business involves the collection, storage, transmission and other processing of our users’ personal data and other sensitive data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business, including intellectual property, and similar information we receive from third parties. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities we maintain or use in our business through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing rider names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce our employees, partners or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches or incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are common and sophisticated actors can mask their attacks, making them difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.
Although we have developed systems and processes that are designed to protect our users’ data and prevent breaches and incidents, these measures cannot guarantee total security or prevent incidents from impacting our platform. Our information technology and infrastructure are subject to cyberattacks, breaches and incidents, including ransomware or other malware, which have resulted in and may result in interruptions to our operations or unavailability of our platform. Further, third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties, have employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees, our exposure to cyberattacks, breaches and incidents may increase. As a result of conflicts such as the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others. Further, employee and service provider error, malfeasance or other vulnerabilities, bugs or errors in the storage, use or transmission of personal information could result in an actual or perceived breach or incident. In the past, there have been allegations regarding violations of our policies restricting access to personal information we store, and we may be subject to these types of allegations in the future. Our service providers also face various security threats, and we and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks, breaches and incidents.
Any actual or perceived breach or incident affecting us or other parties with which we share data or processing data on our behalf could interrupt our operations, result in our platform being unavailable or otherwise disrupted, result in loss, alteration, unavailability or unauthorized use, disclosure or other processing of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in regulatory investigations and other proceedings, private claims, demands, litigation and other proceedings, loss of our ability to accept credit or debit card payments, increased card processing fees, and other significant legal, regulatory and financial exposure and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. In addition, any actual or perceived compromise, breach or incident impacting autonomous vehicles, whether through our platform or our competitors’, could result in legal, regulatory and financial exposure and lead to loss of rider confidence in our platform, which could significantly undermine our business. Further, any cyberattacks directed toward, or breaches or incidents impacting, our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.
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
For the Express Drive vehicle rental program for drivers operated by our independently managed subsidiary, Flexdrive, a portion of the fleet is sourced from a range of auto manufacturers. In addition, we have established environmental programs that may limit the range of auto manufacturers or vehicles that Flexdrive sources or purchases from. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to provide cars to Flexdrive on terms or at prices consistent with past agreements, despite sourcing vehicles from the used car market and other efforts to mitigate, Flexdrive may be unable to obtain a sufficient number of vehicles for Lyft to operate the Express Drive business without significantly increasing fleet costs or reducing volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact rider demand, the demand for or Flexdrive’s ability to make vehicles available for rent through the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleets.
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
We use and incorporate technology and intellectual property from third parties into our platform, products, and services. We cannot be certain that such technology, intellectual property, or third parties are not infringing the intellectual property rights of others or that these third parties have sufficient rights to the technology or intellectual property in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform or products containing that technology or provide services using that technology could be severely limited and our business could be harmed. Additionally, if we are unable to access necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards and may subject us to certain risks discussed in the preceding paragraph that are currently borne by third parties. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed or if we are unable to develop such alternate technology at commercially reasonable levels of risk, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.
Our advertising business, Lyft Media, is nascent and subject to various risks and uncertainties, which may adversely affect our business and financial results.
We have introduced Lyft Media, a media and advertising business from which we earn revenue from third parties who advertise through various offerings on our platform. We have limited experience and operating history offering media and advertising on our platform, and our efforts to develop Lyft Media and generate revenue are still in the early stages. We may never generate sufficient revenue to offset our investment or achieve the returns we expect.
Lyft Media and our ability to generate and increase revenue from Lyft Media are subject to various risks and uncertainties, including:
•our ability to attract and retain advertisers, particularly because our advertisers do not have long-term commitments with us;
•our ability to deliver advertisements in an effective manner;

•our ability to compete effectively for advertising spend, including our ability to create products and offerings that are perceived as valuable to advertisers;
•the impact of seasonal, cyclical or other shifts in advertising spend, including the impact of macroeconomic conditions;
•the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;
•our failure to increase the number of viewers of Lyft Media;
•changes in our viewer demographics that make us less attractive to advertisers;
•adverse legal developments relating to advertising, including with respect to ad targeting and measurement tools;
•our inability to deliver advertisements due to hardware, software or network limitations;
•changes in third-party policies such as changes to mobile device operating systems that impose heightened restrictions on our access and use of user data by allowing users to more easily opt-out of tracking of activity across devices, which may negatively impact the ability to measure, deliver and select ads to be served;
•regulatory, legislative and industry developments relating to the collection and use of information and other privacy considerations, including regulations related to ad targeting and measurement tools;
•product changes or advertising inventory management decisions we may make that change the type, size or frequency of advertisements displayed on Lyft Media;
•adverse media reports or other negative publicity involving us, our business or advertisers on our platform that may impact our brand and reputation and the willingness of advertisers to advertise on our platform;
•any liability, brand or reputational harm from advertisements shown on our platform;
•advertisers may not agree to reformat or change their advertisements to comply with our guidelines;
•any driver, rider or third-party dissatisfaction due to advertisements; and
•our ability to increase or maintain driver adoption and use of Lyft Media products.
These and other factors could harm our Lyft Media business and the ability of our Lyft Media business to achieve the return on investment we expect which could harm our business.
Use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the data sets used, and/or a complex, developing regulatory environment.
We use artificial intelligence (“AI”) (including machine learning and automated decision making) for our internal work streams and productivity as well as in our platform, offerings, services and features, which may present additional risks, including risks inherent in its use. We are making investments in expanding our AI capabilities in our platform, offerings, services and features, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new features using AI technologies, including, for example, generative AI. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create discriminatory outcomes. AI algorithms may use third-party inputs with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or fully addressed by federal or state regulations. The United States and other countries are considering comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that the European Commission has proposed the first such framework. In addition, there may be legislation or regulations from government bodies that similarly impose compliance obligations for AI. Any failure or perceived failure by us or our service providers to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning, automated decision making, and algorithms, have and could impair the operationality or acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
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
Developing and launching new offerings or enhancements to the existing offerings on our platform involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future drivers and riders, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand and the number of drivers using our platform), our dependence on strategic commercial partnerships, and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant up-front capital investments and such investments may not generate sufficient returns on investment. Further, from time to time we may reevaluate, discontinue and/or reduce these investments and decide to discontinue one or more offerings. For example, we shut down our roadside assistance offering, vehicle services offering, and parking offering, all of which were initially launched in 2021. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.
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
With our up-front pricing methodology, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver (which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service, including the Driver Addendum. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. Additionally, Shared Rides, a limited-scope offering for business-to-business partnerships in select markets, enables unrelated parties traveling along similar routes to generate a discounted fare at the cost of possibly longer travel times. The fare charged for the Shared Ride is decoupled from the payment made to the driver as we do not adjust the driver payment based on the success or failure of a match. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to the driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our breadth of offerings or up-front prices, our ability to compete effectively in these locations could be adversely affected. From time to time we adjust our prices due to these factors, which may harm our results of operations. We also utilize certain AI and machine-learning technologies and algorithms to optimize our pricing and marketplace. Errors in AI, machine-learning technologies, algorithms, or the inputted data, including insufficient data sets or biased information, or the processing of the data may lead to discriminatory or other adverse outcomes. If we are unable to effectively manage our pricing methodologies in conjunction with our existing and future pricing and incentive programs, our business, financial condition and results of operations could be adversely affected.
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
•the departure of our co-founders from their operational roles and transitions among our executive leadership;
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
Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. In the second quarter of 2023, our co-founders, Logan Green and John Zimmer, transitioned from their management roles and David Risher, a member of our board of directors, became Chief Executive Officer. Kristin Sverchek, a senior executive of the Company, succeeded Mr. Zimmer as President, and we have also experienced transitions in other executive leadership roles, including our Chief Financial Officer. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to economic and other factors impacting our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
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
We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make our apps available to the drivers and riders on our platform. Any changes in such systems and application marketplaces that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our apps available to drivers and riders, make changes that degrade the functionality of our apps, increase the cost of using our apps, impose terms of use unsatisfactory to us or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our apps, overall growth in our rider or driver base could slow. Our apps have experienced fluctuations in the number of downloads in the past, and we anticipate similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
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
In addition, international expansion has increased our risks in complying with laws and standards in the U.S. and other jurisdictions, including with respect to customs, anti-corruption, anti-bribery, political activity, export controls and trade and economic sanctions. Continued international expansion, including possible engagement with foreign government entities and organizations as customers for our Light Vehicle offerings, including bike-share products through PBSC, may further increase such compliance risks. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of applicable anti-corruption, anti-bribery, lobbying, export controls, sanctions and similar laws could result in adverse media coverage, investigations, significant legal fees, loss of export privileges, severe criminal or civil penalties or suspension or debarment from U.S. government contracts, and/or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
Risks Related to Regulatory and Legal Factors
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, auto maintenance and repairs, personal injury, marketing, advertising, text messaging, subscription services, intellectual property, AI, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, web and mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions and EVs, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 9. Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. On January 10, 2024, the U.S. Department of Labor issued a new final rule containing interpretive guidance for the classification of workers as employees or independent contractors, reverting back to a multi-factor “economic realities” test to determine if a worker was properly classified under the federal Fair Labor Standards Act (“FLSA”). On June 13, 2023, the National Labor Relations Board (“NLRB”) issued a ruling in Atlanta Opera, reverting back to a more expansive federal test for classifying independent contractors under the National Labor Relations Act (“NLRA”), the federal law that governs collective bargaining. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, as applicable, but our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, related to driver classification matters, could harm our business, financial condition and results of operations, including as a result of:
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
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in several putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorneys General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in California, Oregon, Wisconsin, Illinois, New York, Pennsylvania, and New Jersey. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As our business continues to evolve, the possibility of intellectual property rights claims against us grows based on the following: increase in public profile, increases in the number of competitors in our markets, our continued development of new technologies, new products and services, and new intellectual property, as well as potential international expansion. In addition, various products and services of ours host, integrate, or otherwise rely on third party content or intellectual property, including our Lyft Media efforts, which provides a platform for third-

party promotional advertisements, and our marketing and brand journalism efforts. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have sought to initiate licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
Our industry has also been subject to attempts to steal intellectual property, including by foreign actors. We, along with others in our industry, have been the target of attempted thefts of our intellectual property and may be subject to such attempts in the future. Although we take measures to protect our property, if we are unable to prevent the theft of our intellectual property or its exploitation, the value of our investments may be undermined and our business, financial condition and results of operations may be negatively impacted.
Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business.
We receive, transmit, store and otherwise process a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, as amended by the HITECH Act, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which became operative as of January 1, 2023. The scope of data protection laws may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA requires new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, several states in the U.S., including California and other states where we do business, have enacted legislation relating to privacy and information security, and the U.S. federal government and other states are also contemplating federal and state privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. In addition, our Lyft Media efforts provide third party promotional advertisements, including those that may be personalized to users. Changes in the law or regulatory landscape could limit or prohibit activities in regard to any new offerings we undertake. Further, the collection and storage of data in connection with the use of our Concierge and Lyft Pass for Healthcare offerings by healthcare partners subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements on covered entities and business associates regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. Contracted healthcare entities including healthcare providers, health plans, and transportation managers using our Concierge or Lyft Pass for Healthcare offerings are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare covered entities or other contracted business associates of a healthcare covered entity. Compliance obligations under HIPAA include privacy, security and breach notification obligations and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to significant civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of over $2,000,000 for “willful neglect” violations, and the possibility of civil litigation.
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
Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws, regulations or other actual or asserted obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or unauthorized loss, unavailability, corruption, use, release or other processing of personal information or other driver or rider data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing drivers and riders from using our platform or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. Additionally, the perception of concerns relating to privacy, data protection or information security, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.
We are regularly subject to claims, lawsuits, government and regulatory investigations and other proceedings that may adversely affect our business, financial condition and results of operations.
We are regularly subject to claims, lawsuits, arbitration proceedings, government and regulatory investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, driver earnings, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints (e.g., claims brought under the TCPA or other laws), intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to product liability or our acquisitions, data privacy, advertising, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
For example, contracting with healthcare entities and transportation managers representing healthcare entities may subject us to certain healthcare related laws and regulations. These laws and regulations may impose additional requirements on us and our platform in providing access to rides for healthcare partners. Additional requirements may arise related to the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare partners. With respect to healthcare rides matched through the Lyft Platform and provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations. Significant violations of such laws could lead to our loss of Medicaid provider enrollment status and could also potentially result in exclusion from participation in federal and state healthcare programs. Further, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes.
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
If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, flexible work arrangements, new offerings on our platform or from strategic transactions, including acquisitions and divestitures. Further, weaknesses or deficiencies in our disclosure controls or our internal control over financial reporting have been discovered in the past, and other weaknesses or deficiencies may be discovered in the future. Our disclosure controls and procedures or our internal control over financial reporting are not expected to prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause errors in our reporting. For example, our management determined that the recent clerical error in our forward-looking, non-GAAP directional commentary for fiscal year 2024 contained in our initial press release issued on February 13, 2024 resulted in the conclusion that our disclosure controls and procedures were not effective as of December 31, 2023 at a reasonable assurance level. Failure of our disclosure controls and procedures or internal control over financial reporting to be effective could cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. As various levels of governments and international organizations become increasingly focused on tax reform, changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States passed the Inflation Reduction Act in 2022, which introduced a 1% excise tax on stock buybacks that could impact us in connection with a settlement of the capped call transactions. Further, a provision of the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and requires the capitalization and amortization of such costs. The Organization for Economic Cooperation and Development (“OECD”) released Pillar Two model rules defining a 15% global minimum tax for large multinational companies. The OECD continues to release additional guidance and countries are in various stages of implementation with widespread adoption of the Pillar Two Framework expected in the near future. Any of these or other developments or changes in tax laws or rulings in jurisdictions in which we operate could adversely affect our effective tax rate and our operating results.
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
We have established environmental programs, such as requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change policies such as California’s Clean Miles Standard and Incentive Program and California SB 253 and SB 261, which impose greenhouse gas and EV requirements on our industry, and efforts to meet those requirements as well as failure to do so could have adverse impacts on our costs and ability to operate in California, as well as public goodwill towards our company. Massachusetts, New York City and Toronto developed and implemented rules to address the environmental impact of rideshare, and other jurisdictions are likely to consider similar rules and regulations in the future. We advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators, and any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of transportation network companies’ unique needs could challenge our ability to progress toward internal and external EV targets. Furthermore, these EV programs are asset-intensive and require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. If we are not able to allocate sufficient capital or other resources to these programs and achievement of these goals, we may not be able to make progress toward or achieve such commitments and goals in a timely manner or at all, or we may need to modify or terminate certain programs or goals. We may also enter into arrangements with third parties for financing, leasing or otherwise, to enable us to meet our commitments and other legal or regulatory requirements. Such transactions may require us to provide guarantees for financing. We may also benefit from certain tax credits for EVs and, if such tax credits expire or are terminated or we are otherwise unable to use them, we may not realize the benefits we have planned and our business and financial condition and results of operations may be negatively affected. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain environmental practices that meet evolving stakeholder expectations, or if we revise any of our commitments, initiatives, or goals, our brand and reputation could be harmed and we may face criticism from the media or our stakeholders, and our business, financial condition and results of operations could be adversely affected.
Risks Related to Financing and Transactional Factors
We may require additional capital, which may not be available on terms acceptable to us or at all.
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings, including potential new offerings. In November 2022, we entered into a $420.0 million revolving credit agreement, in May 2020, we issued $747.5 million in aggregate principal amount of our 2025 Notes and, from time to time, we may seek additional equity or debt financing, including by the issuance of securities, to finance our operations and growth or to refinance our existing indebtedness, among other things. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 2025 Notes, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. For example, in February 2023, we closed the sale of our vehicle service center business and in July 2023, we announced that we are exploring strategic alternatives for our Light Vehicles business. In addition, as a result of our acquisition of PBSC, we became an indirect party to certain partnerships and joint ventures that we did not negotiate, and with partners with whom we are less familiar. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction, or we may have difficulty operating together with another partner or joint venturer. In addition, in light of increased interest rates and the volatility of the financial markets, it may be more difficult to find suitable acquirors or business partners, and during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and the risk that the transaction does not close.
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
In May 2020, we issued our 2025 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of December 31, 2023, we had $865.2 million of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of December 31, 2023, and $59.0 million in letters of credit were issued under the Revolving Credit Facility as of December 31, 2023. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permits us to refinance the 2025 Notes and amends certain financial covenants. See Note 10 “Debt” to our consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
Our ability to make scheduled payments of the principal of, to pay interest or fees on or to refinance or repay our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any existing or future indebtedness will depend on the capital markets, general macroeconomic conditions and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Events and circumstances may also occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving credit facility. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
In connection with the issuance of our 2025 Notes, we entered into the capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2025 Notes or their respective affiliates (the "”option counterparties"”. The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had $7.7 billion of federal and $6.4 billion of state net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2034 for federal income tax purposes and in 2024 for state income tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration. Under Section 382 of the

Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar limitations may apply under state tax laws. Our ability to use net operating losses to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and Chair of our board of directors holds approximately 19.39% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and Vice Chair of our board of directors, holds approximately 11.28% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of December 31, 2023 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of December 31, 2023.
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, including as described in the “Legal Proceedings” subheading in Note 9, Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct a regular risk assessment process with monthly management reviews of the cybersecurity risk landscape to identify threats and may conduct further assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we may accept identified risks; re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Head of Security & Privacy who reports to our Chief Information Officer (“CIO”), to manage the risk assessment and mitigation process.
As part of our risk management processes, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings. We require relevant third-party service providers to confirm that they have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
We regularly discuss our internal controls over financial reporting with our independent registered public accounting firm and other service providers assist us in evaluating the design and implementation of our cybersecurity controls and procedures, as well as to monitor and test our safeguards.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor entitled “Any actual or perceived security or privacy breach or incident could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition and results of operations.”
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors has oversight responsibilities for material risk for the company, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function as a whole, as well as through the audit committee.
Our Head of Security & Privacy has primary responsibility for assessing and managing our material risks from cybersecurity threats in partnership with our CIO and other business leaders. The Head of Security and Privacy has served in various roles within the cybersecurity field for over 15 years, including security leadership roles in multiple organizations. The Head of Security and Privacy holds an undergraduate degree in information security and forensics and a graduate degree in information assurance and has attained various professional certifications within the field including Certified Information Systems Security Professional and Certified Ethical Hacker certifications.
Our Head of Security & Privacy oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes and procedures by which our Head of Security & Privacy is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include our incident response process, tracking in our centralized risk repository, and our vulnerability management process. Our Incident Response policy describes and supports the activities we take to prepare for discovery, response, and recovery from cybersecurity incidents, which include processes to determine severity, escalation, and response to incidents, as well as those necessary to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
Our Head of Security & Privacy or other business leaders provide quarterly updates to the audit committee regarding our company’s cybersecurity risks and activities. These updates include any relevant recent cybersecurity incidents and related mitigation and remediation efforts, cybersecurity systems testing, status updates on Security and Privacy team efforts, and the like. Our audit committee provides updates to the board of directors on material cybersecurity risks and activities.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, and consist of approximately 380,000 square feet under lease agreements through May 31, 2030. We maintain additional offices in multiple locations in the U.S. and internationally in Montreal, Canada, Mexico City, Mexico, Kyiv, Ukraine, Berlin, Germany, Munich, Germany and Minsk, Belarus.
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
Holders of Record
As of December 31, 2023, there were approximately 237 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of December 31, 2023, there were 6 stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially owned by either Logan Green or John Zimmer.
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
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
03/19
06/19
09/19
12/19
03/20
06/20
09/20
12/20
03/21
06/21
09/21
12/21
03/22
06/22
09/22
12/22
03/23
06/23
09/23
12/23

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses fiscal years 2023 and 2022 and year-to-year comparisons between 2023 and 2022. Discussions of fiscal year 2021 and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Financial and Operational Results for the Year Ended December 31, 2023

	Year Ended December 31,
	2023	2022	2022 to 2023 % Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$4,403.6	$4,095.1	8%
Total costs and expenses	$4,879.2	$5,554.1	(12)%
Loss from operations	$(475.6)	$(1,458.9)	67%
Net loss	$(340.3)	$(1,584.5)	79%
Net loss as a percentage of revenue	(7.7)%	(38.7)%	80%
Net cash used in operating activities	$(98.2)	$(237.3)	59%
Net cash provided by investing activities	$599.8	$186.0	222%
Net cash used in financing activities	$(122.1)	$(87.5)	(40)%

Key Metrics and Non-GAAP Financial Measures
Active Riders for the fourth quarter	22.4	20.4	10%
Rides	709.0	598.5	18%
Gross Bookings	$13,775.2	$12,057.3	14%
Adjusted EBITDA(1)	$222.4	$(416.5)	153%
Net loss as a percentage of Gross Bookings	(2.5)%	(13.1)%	81%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	1.6%	(3.5)%	146%
Adjusted Net Income (Loss)(1)	$250.7	$(531.4)	147%
Free cash flow(1)(2)	$(248.1)	$(352.3)	30%
_______________
(1)For more information regarding our use of our non-GAAP financial measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.
(2)Free cash flow is defined as net cash provided by (used in) operating activities less purchases of property and equipment and scooter fleet.
Impact of Macroeconomic Conditions, COVID-19 and Recent Market Dynamics on our Business
Beginning in the middle of March 2020, the COVID-19 pandemic and related responses caused decreased demand for our platform leading to decreased revenues as well as decreased earning opportunities for drivers on our platform. We have experienced volatility in the health of our overall marketplace, including fluctuations in driver supply and service levels. Although there has been an improvement in our overall marketplace health, demand for our platform has not returned to pre-pandemic levels in all markets and the timing of demand increases have not always aligned with supply availability. Our pricing adjustments throughout 2023 have helped stimulate demand for our network and increased total revenue for the year ended December 31, 2023 when compared to the prior year. While these actions may have had an adverse impact on revenue growth and our overall profitability, we believe these changes will have a positive impact on our business over time.
For more information on risks associated with these factors, see the section titled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.
Recent Developments

Revolving Credit Agreement
On December 12, 2023, we entered into an amendment to Revolving Credit Facility, which amends the existing agreement to, among other things: (i) permit us to refinance existing junior indebtedness (including our convertible senior notes due 2025) with proceeds from one or more new convertible debt issuance(s) or other subordinated indebtedness, subject to certain conditions set forth therein, (ii) permit us to repurchase up to $450.0 million of our convertible senior notes due 2025, (iii) extend the applicability of the existing liquidity covenant to the fiscal quarter ending June 30, 2024 and (iv) commence the date of the stepdown of the total leverage ratio from 3.50x to 3.00x at the fiscal quarter ending March 31, 2025. As of December 31, 2023, no amounts had been drawn under the credit facility.
Leadership Changes
On March 27, 2023, we announced that Logan Green, our co-founder and Chief Executive Officer (“CEO”), decided to transition from his role as CEO, effective as of April 17, 2023, and John Zimmer, our co-founder and President, decided to transition from his role as President, effective as of June 30, 2023. On March 27, 2023, we also announced that our board of directors (the “Board”) appointed David Risher, a member of the Board since July 2021, to serve as CEO, effective as of April 17, 2023, and President and CEO, effective as of July 1, 2023. Messrs. Green and Zimmer will each remain as advisors for 12 months following the end of their employment and will continue serving on the Board, Mr. Green as Chair of the Board and Mr. Zimmer to continue serving as Vice Chair of the Board.
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
In April 2023, we announced an additional restructuring plan as part of our efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of our employees. As a result of the restructuring plan, in the second quarter of 2023, we recorded $47.2 million in employee severance and other employee costs and $9.7 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. Refer to Note 16 “Restructuring” to the consolidated financial statements for information regarding these reductions in workforce.
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
The increase in Gross Bookings in the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due primarily to Rides growth which benefited from improvements in marketplace health driven by our competitive pricing adjustments in addition to our focused execution.

The improvements in net loss as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the year ended December 31, 2023 as compared to the year ended December 31, 2022 were due primarily to our cost-restructuring efforts in the first half of the year which helped us to partially offset the impact of competitive pricing to net loss and Adjusted EBITDA. Additionally, our net loss in the year ended December 31, 2022 included a $135.7 million impairment charge related to a non-marketable equity investment in a privately held company and other assets which negatively impacted net loss as a percentage of Gross Bookings in the year ended December 31, 2022, but did not have a similar impact in 2023.
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
The increase in Rides in the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due primarily to our improved marketplace heath and competitive pricing adjustments, which also resulted in Active Riders reaching a multi-year high.
Active Riders
The number of Active Riders is a key indicator of the scale of our user community.

	Active Riders
	2023	2022
	(in millions)
Three Months Ended March 31	19.6	17.8
Three Months Ended June 30	21.5	19.9
Three Months Ended September 30	22.4	20.3
Three Months Ended December 31	22.4	20.4
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
In each of the three month periods ended March 31, June 30, September 30, and December 31, 2023, Active Riders increased compared to the same periods in 2022 primarily due to an increase in demand driven by competitive pricing adjustments which resulted in Active Riders in the fourth quarter of 2023 being just shy of our all-time high.
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
We also recognize revenue from bikes and bike station hardware and software sales when control is transferred to the customer. These revenues are not significant to the Company’s consolidated revenue.
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

We have arrangements to provide advertising services to third parties that are interested in reaching users of our platform. These arrangements generally require us to provide advertising services over a fixed period of time for which revenue is recognized ratably over the contractual period. These revenues are not significant to the Company’s consolidated revenue.
Rental Revenue (ASC 842)
We generate rental revenues primarily from Flexdrive and our network of Light Vehicles. Under the Flexdrive program, we operate a fleet of rental vehicles comprised of both vehicles owned by us and vehicles leased from third-party leasing companies. We either lease or sublease vehicles to drivers and as a result, we are considered the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis on the consolidated financial statements. Drivers who rent vehicles are charged rental fees, which we collect from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.
Revenue generated from single-use ride fees paid by Light Vehicles riders are recognized upon completion of each related ride. Revenue generated from Flexdrive is recognized evenly over the rental period, which is typically seven days or less. Due to the short-term nature of the Flexdrive and Light Vehicle transactions, we classify these rentals as operating leases.
Insurance Reserves and Insurance-related Accruals
We utilize both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are determined on a quarterly basis by internal actuaries through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors for the insurance reserves and frequency and severity assumptions for the insurance-related accruals, among other inputs and assumptions. On an annual basis, an independent third-party actuary will evaluate the liabilities for appropriateness with claims reserve valuations.
Insurance claims may take years to completely settle, and we have limited historical loss experience. Because of the limited operational history, we make certain assumptions based on currently available information and industry statistics, with the loss development factors as the most significant assumptions related to the insurance reserves and the frequency and severity assumptions as the most significant assumptions related to insurance-related accruals, and utilize actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while we believe that the insurance reserve and insurance-related accrual amounts are adequate, the ultimate liabilities may be in excess of, or less than, the amounts provided. As a result, the net amounts that will ultimately be paid to settle the liabilities and when amounts will be paid may significantly vary from the estimated amounts provided for in the consolidated balance sheets. We continue to review our insurance reserve estimates in a regular, ongoing process as historical experience develops, additional claims are reported as settled, and the legal, regulatory and economic environment evolves.
On April 22, 2021, our wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with DARAG Bermuda LTD (“DARAG”), under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date. Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million (the “Reinsurance Transaction”). Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, result in the recognition of a deferred gain liability. The deferred gain liability is amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves. The settlement period of the ceded reserves is based on the life-to-date cumulative losses collected and likely extends over periods longer than a quarter. The amount of the deferral that is amortized was recalculated each period based on loss payments and updated estimates of the portfolio’s total losses. When the amount and timing of the reinsurance recoveries are uncertain, the recovery method should be used to calculate the amount of amortization in period. The deferral of gains had a negative impact in respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to cost of revenue over periods equal to the excess benefits received.
On June 21, 2022, PVIC and DARAG completed the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement. As a result of the Commutation Transaction, the Company recognized a $36.8 million gain in cost of revenue in the three months ended June 30, 2022, including amortization of a portion of the previously recognized deferred gain. Refer to Note 6 “Supplemental Financial Statement Information - Commutation of the Reinsurance Agreement” to the consolidated financial statements for information regarding this transaction. Refer to Note 6 “Supplemental Financial Statement Information” to the consolidated financial statements for information regarding these transactions.
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
Compensation expense for RSUs is generally recognized based on a straight-line basis over the requisite service period. Stock-based compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. As of December 31, 2023, the total unrecognized compensation cost related to all unvested awards was $203.1 million, which we expect to recognize over the remaining weighted-average period of approximately 1.2 years.
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
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the goodwill may not be recoverable. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amounts, the quantitative impairment test will be required. There was no impairment of goodwill recorded for the years ended December 31, 2023, 2022 and 2021.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this report.
Components of Results of Operations
Revenue
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from bikes and bike station hardware and software sales, revenue from licensing and data access agreements and revenue from arrangements to provide advertising services to third parties that are interested in reaching users of our platform. Revenue derived from these offerings is recognized in accordance with ASC 606 as described in the Critical Accounting Policies and Estimates above and in Note 2 of the notes to our consolidated financial statements.
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

Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$4,403,589	$4,095,135	$3,208,323
Costs and expenses
Cost of revenue	2,543,954	2,435,736	1,702,317
Operations and support	427,239	443,846	402,233
Research and development	555,916	856,777	911,946
Sales and marketing	481,004	531,512	411,406
General and administrative	871,080	1,286,180	915,638
Total costs and expenses	4,879,193	5,554,051	4,343,540
Loss from operations	(475,604)	(1,458,916)	(1,135,217)
Interest expense	(26,223)	(19,735)	(51,635)
Other income (expense), net	170,123	(99,988)	135,933
Loss before income taxes	(331,704)	(1,578,639)	(1,050,919)
Provision for (benefit from) income taxes	8,616	5,872	11,225
Net loss	$(340,320)	$(1,584,511)	$(1,062,144)
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Revenue	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	57.8	59.5	53.1
Operations and support	9.7	10.8	12.5
Research and development	12.6	20.9	28.4
Sales and marketing	10.9	13.0	12.8
General and administrative	19.8	31.4	28.5
Total costs and expenses	110.8	135.6	135.4
Loss from operations	(10.8)	(35.6)	(35.4)
Interest expense	(0.6)	(0.5)	(1.6)
Other income (expense), net	3.9	(2.4)	4.2
Loss before income taxes	(7.5)	(38.5)	(32.8)
Provision for (benefit from) income taxes	0.2	0.1	0.3
Net loss	(7.7)%	(38.7)%	(33.1)%
Comparison of Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,			2023 to 2022 % change	2022 to 2021 % Change
	2023	2022	2021
	(in thousands, except for percentages)
Revenue	$4,403,589	$4,095,135	$3,208,323	8%	28%
Revenue increased $308.5 million, or 8%, in 2023 as compared to the prior year, due primarily to growth in demand along with our improved marketplace health and competitive pricing adjustments initiated in early 2023. Improving marketplace health was reflected in increases in Gross Bookings, Rides and Active Riders in the year ended December 31, 2023 as compared to 2022.

Investments in driver supply, which are recorded as a reduction to revenue, decreased by $233.6 million in 2023 as compared to the prior year.
Near-term, we intend to continue to strive for competitive service levels, which may include offering lower prices compared to the same periods in the prior year that may have an adverse impact on our revenue and profitability. However, we expect to continue to see improved marketplace balance as increasing driver supply better meets demand.
Cost of Revenue

	Year Ended December 31,			2023 to 2022 % change	2022 to 2021 % Change
	2023	2022	2021
	(in thousands, except for percentages)
Cost of revenue	$2,543,954	$2,435,736	$1,702,317	4%	43%
Cost of revenue increased $108.2 million, or 4%, in 2023 as compared to the prior year. The increase was due primarily to increases of $39.2 million in transaction fees, $38.7 million in Flexdrive related costs due to decreased gains from the sale of vehicles in 2023 as compared to 2022, and $29.3 million in Light Vehicle related costs. There was also a $16.6 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation and higher than expected paid losses across the commercial auto industry as well as an increase in rider demand. These increases were partially offset by decreases of $16.4 million in personnel-related costs and $14.0 million in stock-based compensation primarily driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023.
We expect to see cost of revenue increase in the near term on a year-over-year basis due to higher insurance costs driven by recent economic factors.
Operations and Support

	Year Ended December 31,			2023 to 2022 % change	2022 to 2021 % Change
	2023	2022	2021
	(in thousands, except for percentages)
Operations and support	$427,239	$443,846	$402,233	(4)%	10%
Operations and support expenses decreased $16.6 million, or 4%, in 2023 as compared to the prior year. The decrease was primarily due to a $41.2 million decrease in personnel-related costs, a $11.7 million decrease in depreciation, a $10.0 million decrease in stock-based compensation and a $0.7 million decrease in facilities costs driven by the restructuring events in the fourth quarter of 2022 and second quarter of 2023, which included reductions in headcount and the cease use of certain facilities. These decreases were partially offset by increases of $20.3 million in driver onboarding costs and rider and driver support costs, $12.1 million in fleet operations support costs and $10.7 million in general repairs and maintenance costs.
Research and Development

	Year Ended December 31,			2023 to 2022 % change	2022 to 2021 % Change
	2023	2022	2021
	(in thousands, except for percentages)
Research and development	$555,916	$856,777	$911,946	(35)%	(6)%
Research and development expenses decreased $300.9 million, or 35%, in 2023 as compared to the prior year. The decrease was primarily due to a $177.8 million decrease in stock-based compensation, a $91.9 million decrease in personnel-related costs and a $28.2 million decrease in facilities costs driven by the restructuring events in the fourth quarter of 2022 and second quarter of 2023, which included reductions in headcount and the cease use of certain facilities. These decreases were partially offset by a $7.1 million increase in consulting and advisory costs.
Sales and Marketing

	Year Ended December 31,			2023 to 2022 % change	2022 to 2021 % Change
	2023	2022	2021
	(in thousands, except for percentages)
Sales and marketing	$481,004	$531,512	$411,406	(10)%	29%
Sales and marketing expenses decreased $50.5 million, or 10%, in 2023 as compared to the prior year. The decrease was primarily due to decreases of $20.2 million in stock-based compensation and $15.9 million in personnel-related costs driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There were also decreases of $20.4 million in driver and rider programs and $18.8 million in brand and other marketing. These decreases were partially offset by a $32.7 million increase in costs related to incentive programs.
General and Administrative

	Year Ended December 31,			2023 to 2022 % change	2022 to 2021 % Change
	2023	2022	2021
	(in thousands, except for percentages)
General and administrative	$871,080	$1,286,180	$915,638	(32)%	40%
General and administrative expenses decreased $415.1 million, or 32%, in 2023 as compared to the prior year. The decrease was primarily due to a $133.7 million decrease in the accrual for self-retained general business liabilities. There was also a $51.5 million decrease in personnel-related costs and a $44.3 million decrease in stock-based compensation driven by a reduction in headcount after the restructuring events in the fourth quarter of 2022 and second quarter of 2023. There was also a $44.3 million decrease in restructuring costs related to impairment charges related to real estate lease right-of-use assets and accelerated deprecation incurred in 2023 as compared to 2022. In addition, there were decreases of $38.6 million in consulting and advisory costs, $24.8 million in certain loss contingencies including legal and tax accruals and settlements, $22.6 million in contributions toward policy advocacy, $12.6 million in claims administration fees and $8.7 million in taxes.
Interest Expense

	Year Ended December 31,			2023 to 2022 % change	2022 to 2021 % Change
	2023	2022	2021
	(in thousands, except for percentages)
Interest expense	$(26,223)	$(19,735)	$(51,635)	33%	(62)%
Interest expense increased $6.5 million, or 33%, in 2023 as compared to the prior year.
Other Income (Expense), Net

	Year Ended December 31,			2023 to 2022 % change	2022 to 2021 % Change
	2023	2022	2021
	(in thousands, except for percentages)
Other income (expense), net	$170,123	$(99,988)	$135,933	270%	(174)%
Other income (expense), net increased $270.1 million, or 270%, in 2023 as compared to the prior year. The increase was primarily due to a $135.7 million impairment charge related to a non-marketable equity investment in a privately held company and other assets in the third quarter of 2022. There were also increases of $98.6 million in interest income due to higher returns on investments related to the impact of the Federal Reserve's interest rate hikes on our investment instruments, $12.9 million related to a gain on an equity method investment and $8.0 million related to foreign currency exchange. These increases were offset by a $6.7 million decrease in sublease income.

Non-GAAP Financial Measures

	Year Ended December 31,
	2023	2022	2021	2023 to 2022 % Change	2022 to 2021 % Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$4,403.6	$4,095.1	$3,208.3	8%	28%
Net loss	$(340.3)	$(1,584.5)	$(1,062.1)	79%	(49)%
Net loss as a % of revenue	(7.7)%	(38.7)%	(33.1)%
Net cash used in operating activities	$(98.2)	$(237.3)	$(101.7)	59%	(133)%
Net cash provided by investing activities	$599.8	$186.0	$267.0	222%	(30)%
Net cash used in financing activities	$(122.1)	$(87.5)	$(72.5)	(40)%	(21)%

Key Metrics and Non-GAAP Financial Measures
Gross Bookings	$13,775.2	$12,057.3	$9,745.7	14%	24%
Adjusted EBITDA	$222.4	$(416.5)	$(157.5)	153%	(164)%
Net loss as a percentage of Gross Bookings	(2.5)%	(13.1)%	(10.9)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	1.6%	(3.5)%	(1.6)%
Adjusted Net Income (Loss)	$250.7	$(531.4)	$(332.6)	147%	(60)%
Free cash flow(1)	$(248.1)	$(352.3)	$(180.9)	30%	(95)%
_______________
(1)Free cash flow is defined as as net cash provided by (used in) operating activities less purchases of property and equipment and scooter fleet.
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

During the second quarter of 2021, we entered into a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) for the reinsurance of legacy auto insurance liabilities between October 1, 2018 to October 1, 2020, based on the reserves in place as of March 31, 2021. During the first quarter of 2020, we entered into a Novation Agreement for the transfer of certain legacy auto insurance liabilities between October 1, 2015 and September 30, 2018. Refer to Note 6 “Supplemental Financial Statement Information” to the consolidated financial statements regarding these transactions. We believed the costs associated with these transactions related to certain legacy auto insurance liabilities did not illustrate the current period performance of our ongoing operations at the time despite this transaction occurring in the current period because the impacted insurance liabilities related to claims that date back years. We believe the adjustment to exclude these costs associated with transactions related to legacy insurance liabilities from Adjusted EBITDA and Adjusted Net Income (Loss) is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Adjusted EBITDA and Adjusted Net Income (Loss) amounts.
Losses ceded under the Reinsurance Agreement that exceeded $271.5 million, but were below the aggregate limit of $434.5 million, resulted in the recognition of a deferred gain liability. The deferral of gains had a negative impact in the respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to the cost of revenue over multiple periods equal to the excess benefits received. We believe that the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement, including any related reserve adjustments and any benefit recognized for the related deferred gains, should be excluded to show the ultimate economic benefit of the Reinsurance Agreement. This adjustment helped investors understand the economic benefit of our Reinsurance Agreement on future trends in our operations, as they improved over the settlement period of any deferred gains. Therefore, in the event that the net amount of any reserve adjustments and any benefits from deferred gains related to claims ceded under the Reinsurance Agreement was recognized on the statement of operations, those amounts would be excluded from the calculation of Adjusted EBITDA and Adjusted Net Income (Loss) through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement”. As of December 31, 2023, there were no deferred gains related to losses ceded under the Reinsurance Agreement. As of December 31, 2022, we had $2.4 million of deferred gain related to losses ceded under the Reinsurance Agreement which was included within accrued and other current liabilities on the consolidated balance sheets.
During the second quarter of 2022, we completed the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement. The Commutation Transaction resulted in a $36.8 million gain recorded to cost of revenue on the consolidated statement of operations. Refer to Note 6 “Supplemental Financial Statement Information” to the consolidated financial statements for information regarding these transactions. We believe the adjustment to exclude this gain associated with the commutation of the Reinsurance Agreement from Adjusted EBITDA and Adjusted Net Income (Loss) is useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Adjusted EBITDA and Adjusted Net Income (Loss) amounts. The gain associated with this Commutation Agreement. which commutes and settles the Reinsurance Agreement was excluded from the calculation of Adjusted EBITDA and Adjusted Net Income (Loss) through the exclusion of the “Net amount from claims ceded under the Reinsurance Agreement.”
We announced restructuring plans in the fourth quarter of 2022 and the second quarter of 2023 to reduce operating expenses. We believe the costs associated with the restructurings are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Adjusted EBITDA and Adjusted Net Income (Loss) is useful to investors by enabling them to better assess our ongoing operating performance and provide for better comparability with our historically disclosed Adjusted EBITDA and Adjusted Net Income (Loss) amounts. Refer to Note 16 “Restructuring” to the consolidated financial statements for information regarding these restructuring plans.
We sublease certain office space and earn sublease income. Sublease income is included within other income, net on our consolidated statement of operations, while the related lease expense is included within operating expenses and loss from operations. We believe the adjustment to include sublease income in Adjusted EBITDA is useful to investors by enabling them to better assess our operating performance, including the benefits of recent transactions, by presenting sublease income as a contra-expense to the related lease charges within our operating expenses.
For more information regarding the limitations of Adjusted EBITDA and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) and a reconciliation of net loss to Adjusted EBITDA, see the section titled “Reconciliation of Non-GAAP Financial Measures”.
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
•impairment charges, if any; and
•restructuring charges, if any.
Free Cash Flow
Free cash flow is a measure used by our management to understand and evaluate our operating performance and trends. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors, and investors with information about our ability to generate or use cash to enhance the strength of our balance sheet, further invest in our business and pursue potential strategic initiatives.
We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment and scooter fleet.
Free cash flow has certain limitations, including that it does not reflect our future contractual commitments and it does not represent the total increase or decrease in our cash balance for a given period. Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. For more information regarding the limitations of free cash flow and a reconciliation of net cash provided by (used in) operating activities to free cash flow, see the section titled “Reconciliation of Non-GAAP Financial Measures”.
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
We compensate for these limitations by providing a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the respective most directly comparable GAAP financial measures.

Net loss is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net loss	$(340.3)	$(1,584.5)	$(1,062.1)
Adjusted to exclude the following:
Interest expense(1)	29.7	20.8	52.8
Other (income) expense, net(2)	(170.1)	100.0	(135.9)
Provision for (benefit from) income taxes	8.6	5.9	11.2
Depreciation and amortization	116.5	154.8	139.3
Stock-based compensation	484.5	750.8	724.6
Payroll tax expense related to stock-based compensation	12.5	17.0	31.5
Net amount from claims ceded under the Reinsurance Agreement(3)(4)	—	18.5	52.8
Sublease income	4.8	11.6	6.6
Costs related to acquisitions and divestitures(5)	—	2.3	1.5
Transactions related to certain legacy auto insurance liabilities(6)	—	—	20.4
Restructuring charges(7)(8)	76.2	86.6	—
Adjusted EBITDA(9)	$222.4	$(416.5)	$(157.5)
Gross Bookings	$13,775.2	$12,057.3	$9,745.7
Net loss as a percentage of Gross Bookings	(2.5)%	(13.1)%	(10.9)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	1.6%	(3.5)%	(1.6)%
_______________
(1)Includes interest expense for Flexdrive vehicles and the 2025 Notes. $3.4 million, $1.1 million and $1.1 million related to the interest component of vehicle related finance leases in the year ended December 31, 2023, 2022, and 2021. Refer to Note 8 “Leases” to the consolidated financial statements for information regarding the interest component of vehicle-related finance leases.
(2)Includes a $135.7 million impairment charge related to a non-marketable equity investment and other assets in the third quarter of 2022 and a $119.3 million pre-tax gain from the transaction with Woven Planet in the third quarter of 2021 and interest income.
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
(4)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement (described above), including any losses related to the deferral gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period.
(5)Includes third-party costs incurred related to our acquisition of PBSC in the second quarter of 2022 and our transaction with Woven Planet in the second quarter of 2021. This also includes adjustments to the contingent consideration related to our acquisition of PBSC in the third quarter of 2022.
(6)In the second quarter of 2021, we entered into the Reinsurance Agreement under which a third party reinsured certain legacy auto insurance liabilities. The total impact of the transaction to reinsure certain legacy auto insurance liabilities under the Reinsurance Agreement on our consolidated statement of operations was $20.4 million, with $20.2 million in cost of revenue and $0.2 million in general and administrative expense in the year ended December 31, 2021.
(7)In the year ended December 31, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs and $25.3 million related to right-of-use-asset impairments and other costs related to the restructuring plans announced in April 2023 and November 2022. Restructuring related charges for stock-based compensation of $9.9 million, accelerated depreciation of $1.0 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the year ended December 31, 2023 are included on their respective line items. Refer to Note 16 “Restructuring” to the consolidated financial statements for information regarding the restructuring plan announced in April 2023.
(8)In the year ended December 31, 2022, we incurred restructuring charges of $29.2 million of severance and other employee costs and $57.4 million related to lease termination and other restructuring costs. In addition, restructuring-related charges for accelerated depreciation of $23.9 million, stock-based compensation of $9.5 million, and payroll taxes related to stock-based compensation of $0.3 million are included on their respective line items. Refer to Note 16 “Restructuring” to the consolidated financial statements for information regarding the restructuring plan announced in November 2022.
(9)Due to rounding, numbers presented may not add up precisely to the totals provided.

Net loss is the most directly comparable financial measure to Adjusted Net Income (Loss). The following table provides a reconciliation of net loss to Adjusted Net Income (Loss) (in millions):

	Year Ended December 31,
	2023	2022	2021

Net loss	$(340.3)	$(1,584.5)	$(1,062.1)
Adjusted for the following:
Amortization of intangible assets	16.8	18.4	18.1
Stock-based compensation	484.5	750.8	724.6
Payroll tax expense related to stock-based compensation	12.5	17.0	31.5
Net amount from claims ceded under the Reinsurance Agreement(1)(2)	—	18.5	52.8
Costs related to acquisitions and divestitures(3)	—	2.3	(117.7)
Transactions related to certain legacy auto insurance liabilities(4)	—	—	20.4
Restructuring charges(5)(6)	77.2	110.5	—
Impairment charges(7)	—	135.7	—
Adjusted Net Income (Loss)(8)	$250.7	$(531.4)	$(332.6)
_______________
(1)In the second quarter of 2022, we recorded a $36.8 million gain recognized in cost of revenue on the consolidated statement of operations related to the Commutation Transaction, which effectively commuted and settled the Reinsurance Agreement. Refer to Note 6 "Supplemental Financial Statement Information" to the consolidated financial statements for information regarding the Commutation Transaction.
(2)Reflects the net amount recognized on the statement of operations associated with claims ceded under the Reinsurance Agreement (described above), including any losses related to the deferral gains on the statement of operations and any benefit from the amortization of the deferred gain in the same period.
(3)Includes third-party costs incurred related to our acquisition of PBSC, which closed on May 17, 2022 and a $119.3 million pre-tax gain and third-party costs incurred related to our transaction with Woven Planet in the third quarter of 2021.
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
(5)In the year ended December 31, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs, $25.3 million related to right-of-use-asset impairments and other costs and $1.0 million of accelerated depreciation related to the restructuring plans announced in April 2023 and November 2022. In addition, restructuring related charges for stock-based compensation of $9.9 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the year ended December 31, 2023 are included on their respective line items. Refer to Note 16 “Restructuring” to the consolidated financial statements for information regarding the restructuring plan announced in April 2023.
(6)In the year ended December 31, 2022, we incurred restructuring charges of $29.2 million of severance and other employee costs, $57.4 million related to lease impairments and other restructuring costs and $23.9 million related to accelerated depreciation of certain fixed assets. In addition, restructuring-related charges for the stock-based compensation of $9.5 million, payroll taxes related to stock-based compensation of $0.3 million are included on their respective line items. Refer to Note 16 “Restructuring” to the consolidated financial statements for information regarding the restructuring plan announced in November 2022.
(7)In the third quarter of 2022, we recorded $135.7 million in impairment charges related to the wind down of an equity investee, which included impairments of a non-marketable equity investment and other assets.
(8)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Net cash provided by (used in) operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow (in millions):

	Year Ended December 31,
	2023	2022	2021

Net cash provided by (used in) operating activities	$(98.2)	$(237.3)	$(101.7)
Less: purchases of property and equipment and scooter fleet	(149.8)	(115.0)	(79.2)
Free cash flow(1)	$(248.1)	$(352.3)	$(180.9)

(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(98,244)	$(237,285)
Net cash provided by investing activities	599,753	186,045
Net cash used in financing activities	(122,078)	(87,500)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	533	(631)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$379,964	$(139,371)
Operating Activities
Cash used in operating activities was $98.2 million for the year ended December 31, 2023. This consisted primarily of a net loss of $340.3 million. This was offset by non-cash stock-based compensation expense of $484.5 million and depreciation and amortization expense of $116.5 million.
Cash used in operating activities was $237.3 million for the year ended December 31, 2022. This consisted primarily of a net loss of $1.6 billion. This was offset by non-cash stock-based compensation expense of $750.8 million, depreciation and amortization expense of $154.8 million and impairment charges of $135.7 million.
Investing Activities
Cash provided by investing activities was $599.8 million for the year ended December 31, 2023, which primarily consisted of proceeds from sales and maturities of marketable securities of $3.9 billion and the sale of property and equipment of $92.6 million, partially offset by purchases of marketable securities of $3.3 billion and purchases of property and equipment of $149.8 million.
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
Financing Activities
Cash used in financing activities was $122.1 million for the year ended December 31, 2023, which primarily consisted of repayment of loans of $72.5 million and principal payments on finance lease obligations for $43.5 million.
Cash used in financing activities was $87.5 million for the year ended December 31, 2022, which primarily consisted of repayment of loans of $67.6 million and principal payments on finance lease obligations for $34.8 million.
Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of approximately $558.6 million, short-term investments of approximately $1.1 billion, exclusive of restricted cash, cash equivalents and investments of $1.0 billion, and a revolving credit agreement which provides for a $420 million revolving secured credit facility described below. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper and corporate bonds that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds and term deposits, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit. That portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment or our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
In November 3, 2022, we entered into the Revolving Credit Facility, which is a revolving credit agreement with certain lenders which provides for a $420 million revolving secured credit facility maturing on the earlier of (i) November 3, 2027 and (ii) February 13, 2025, if, as of such date, the Company’s Liquidity (as defined in the revolving credit agreement) minus the aggregate principal amount of the Company’s 2025 Notes outstanding on such date is less than $1.25 billion. We are obligated to pay interest on loans under the Revolving Credit Facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the Revolving Credit Facility is determined based on calculations using certain market rates as set forth in the credit agreement. In addition, the Revolving Credit Facility contains restrictions on payments including cash payments of dividends. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit. On December 12, 2023, we entered into an amendment to Revolving Credit Facility, which amends the existing agreement to, among other things: (i) permit us to refinance existing junior indebtedness (including our convertible senior notes due 2025) with proceeds from one or more new convertible debt issuance(s) or other subordinated indebtedness, subject to certain conditions set forth therein, (ii) permit us to repurchase up to $450.0 million of our convertible senior notes due 2025, (iii) extend the applicability of the existing liquidity covenant to the fiscal quarter ending June 30, 2024 and (iv) commence the date of the stepdown of the total leverage ratio from 3.50x to 3.00x at the fiscal quarter ending March 31, 2025. As of December 31, 2023, no amounts had been drawn under the credit facility.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments were $837.3 million and $1.0 billion as of December 31, 2023 and 2022, respectively.
We continue to actively monitor the impact of the uncertain macroeconomic environment, including tightening credit markets, inflation and changing interest rates. We have made adjustments to our expenses and cash flow which include headcount reductions announced in November 2022 and April 2023. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in the fourth quarter of 2022 and the first quarter of 2023. While we cannot be certain that our actions will mitigate the impact of the uncertain macroeconomic environment, with $1.7 billion in unrestricted cash and cash equivalents and short-term investments as of December 31, 2023, as well as our credit facility, we believe we have sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to invest further in EVs in order to achieve compliance with the California Clean Miles Standard which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030; the Massachusetts’ Climate Bill; New York City's goal to get to 100% of rideshare rides in EVs or wheelchair accessible vehicles by 2030, and the City of Toronto’s push to bring the industry to 100% electric by 2030. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. The terms of any additional financings or refinancings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2023 (in millions):

	Payments Due by Period
	Total	12 months or less	Thereafter
Operating lease commitments	$205.8	$55.7	$150.2
Financing lease commitments	98.0	29.6	68.4
Long-term debt, including current maturities(1)	865.2	25.8	839.4
Other noncancelable agreements	205.0	8.8	196.2
_______________
(1)Includes the convertible senior notes with an aggregate principal amount of $747.5 million issued in May 2020 (the "2025 Notes"). The 2025 Notes mature on May 15, 2025, unless earlier converted, redeemed or repurchased. Refer to Note 10 "Debt" to the consolidated financial statements for information regarding the 2025 Notes.
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
As of December 31, 2023, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.7 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.0 billion. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
As of December 31, 2023, we had long-term debt of $865.2 million, 86% of which consisted of the 2025 Notes we issued in May 2020. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to immateriality.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Lyft, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lyft, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Insurance Reserves and Insurance-Related Accruals
As described in Notes 2 and 6 to the consolidated financial statements, the Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. As of December 31, 2023, insurance reserves and insurance-related accruals totaled $1,338 million and $643 million, respectively. These liabilities are determined on a quarterly basis by internal actuaries through an analysis of historical trends and changes in claims experience. Management makes certain assumptions based on currently available information and industry statistics, with the loss development factors as the most significant assumption related to the insurance reserves and the frequency and severity assumptions as the most significant assumptions related to the insurance-related accruals, and utilizes actuarial models and techniques to estimate the reserves.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves and insurance-related accruals is a critical audit matter are (i) the significant judgment by management when determining the estimated insurance reserves and insurance-related accruals; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the actuarial valuation techniques and management’s significant assumptions related to loss development factors for the insurance reserves and the frequency and severity for the insurance-related accruals; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves and insurance-related accruals, including the controls over the development of the actuarial valuation techniques and the assumptions related to loss development factors for the insurance reserves and the frequency and severity for the insurance-related accruals. These procedures also included, among others (i) testing the completeness and accuracy of historical data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimates by (a) developing independent estimates of certain insurance reserves and insurance-related accruals and comparing these independent estimates to management’s actuarially determined reserves; (b) evaluating the appropriateness of management’s actuarial techniques; (c) evaluating the reasonableness of management’s significant assumptions by independently developing loss development factors for the insurance reserves and the frequency and severity for the insurance-related accruals based on loss reporting and payment experience and historical trends; and (d) evaluating the consistency of management’s actuarial techniques period-over-period.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 20, 2024
We have served as the Company’s auditor since 2015.

Lyft, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$558,636	$281,090
Short-term investments	1,126,548	1,515,702
Prepaid expenses and other current assets	892,235	786,067
Total current assets	2,577,419	2,582,859
Restricted cash and cash equivalents	211,786	109,368
Restricted investments	837,291	1,027,506
Other investments	39,870	26,390
Property and equipment, net	465,844	313,402
Operating lease right of use assets	98,202	135,213
Intangible assets, net	59,515	76,208
Goodwill	257,791	261,582
Other assets	16,749	23,903
Total assets	$4,564,467	$4,556,431
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$72,282	$107,801
Insurance reserves	1,337,868	1,417,350
Accrued and other current liabilities	1,508,855	1,561,609
Operating lease liabilities — current	42,556	45,803
Total current liabilities	2,961,561	3,132,563
Operating lease liabilities	134,102	176,356
Long-term debt, net of current portion	839,362	803,207
Other liabilities	87,924	55,637
Total liabilities	4,022,949	4,167,763
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of December 31, 2023 and December 31, 2022; 391,239,046 and 361,552,359 Class A shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively; 100,000,000 Class B shares authorized as of December 31, 2023 and December 31, 2022; 8,566,629 and 8,602,629 Class B shares issued and outstanding, as of December 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	10,827,378	10,335,013
Accumulated other comprehensive income (loss)	(4,949)	(5,754)
Accumulated deficit	(10,280,915)	(9,940,595)
Total stockholders’ equity	541,518	388,668
Total liabilities and stockholders’ equity	$4,564,467	$4,556,431
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$4,403,589	$4,095,135	$3,208,323
Costs and expenses
Cost of revenue	2,543,954	2,435,736	1,702,317
Operations and support	427,239	443,846	402,233
Research and development	555,916	856,777	911,946
Sales and marketing	481,004	531,512	411,406
General and administrative	871,080	1,286,180	915,638
Total costs and expenses	4,879,193	5,554,051	4,343,540
Loss from operations	(475,604)	(1,458,916)	(1,135,217)
Interest expense	(26,223)	(19,735)	(51,635)
Other income (expense), net	170,123	(99,988)	135,933
Loss before income taxes	(331,704)	(1,578,639)	(1,050,919)
Provision for (benefit from) income taxes	8,616	5,872	11,225
Net loss	$(340,320)	$(1,584,511)	$(1,062,144)
Net loss per share, basic and diluted	$(0.88)	$(4.47)	$(3.17)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	385,335	354,731	334,724
Stock-based compensation included in costs and expenses:
Cost of revenue	$30,170	$44,132	$39,491
Operations and support	15,468	25,442	24,083
Research and development	214,160	391,983	414,324
Sales and marketing	29,682	49,867	38,243
General and administrative	195,053	239,343	208,419
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(340,320)	$(1,584,511)	$(1,062,144)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,851)	(1,154)	(931)
Unrealized gain (loss) on marketable securities, net of taxes	3,656	(2,089)	(1,107)
Other comprehensive income (loss)	805	(3,243)	(2,038)
Comprehensive loss	$(339,515)	$(1,587,754)	$(1,064,182)
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	323,737	$3	$8,977,061	$(7,300,428)	$(473)	$1,676,163
Issuance of common stock upon exercise of stock options	812	—	5,184	—	—	5,184
Issuance of common stock upon settlement of restricted stock units	19,926	—	—	—	—	—
Shares withheld related to net share settlement	(509)	—	(26,298)	—	—	(26,298)
Issuance of common stock under employee stock purchase plan	972	—	28,637	—	—	28,637
Settlement of convertible senior notes	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	721,710	—	—	721,710
Other comprehensive loss	—	—	—	—	(2,038)	(2,038)
Net loss	—	—	—	(1,062,144)	—	(1,062,144)
Balance as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
Adjustments related to the adoption of ASU 2020-06	—	—	(139,958)	6,488		(133,470)
Issuance of common stock upon exercise of stock options	112	—	454	—	—	454
Issuance of common stock upon settlement of restricted stock units	23,928	1	—	—	—	1
Shares withheld related to net share settlement	(358)	—	(6,733)	—	—	(6,733)
Issuance of common stock under employee stock purchase plan	1,535	—	21,198	—	—	21,198
Stock-based compensation	—	—	753,619	—	—	753,619
Other comprehensive loss	—	—	—	—	(3,243)	(3,243)
Net loss	—	—	—	(1,584,511)	—	(1,584,511)
Other	—	—	140	—	—	140
Balance as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
Issuance of common stock upon exercise of stock options	201	—	1,204	—	—	1,204
Issuance of common stock upon settlement of restricted stock units	28,397	—	—	—	—	—
Shares withheld related to net share settlement	(296)	—	(3,021)	—	—	(3,021)
Issuance of common stock under employee stock purchase plan	1,349	—	9,788	—	—	9,788
Stock-based compensation	—	—	484,533	—	—	484,533
Other comprehensive income	—	—	—	—	805	805
Net loss	—	—	—	(340,320)	—	(340,320)
Other	—	—	(139)	—	—	(139)
Balance as of December 31, 2023	399,806	$4	$10,827,378	$(10,280,915)	$(4,949)	$541,518

The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(340,320)	$(1,584,511)	$(1,062,144)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	116,513	154,798	139,347
Stock-based compensation	484,533	750,767	724,560
Amortization of premium on marketable securities	117	2,955	4,100
Accretion of discount on marketable securities	(68,125)	(23,245)	(1,513)
Amortization of debt discount and issuance costs	2,877	2,823	35,575
(Gain) loss on sale and disposal of assets, net	(11,278)	(60,655)	5,538
Gain on divestiture	—	—	(119,284)
Impairment of non-marketable equity security	—	135,714	—
Other	(4,261)	23,592	3,321
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(86,922)	(275,945)	(207,046)
Operating lease right-of-use assets	20,046	96,317	61,301
Accounts payable	(41,079)	(27,215)	47,080
Insurance reserves	(79,482)	348,721	81,564
Accrued and other liabilities	(75,571)	262,358	234,212
Lease liabilities	(15,292)	(43,759)	(48,332)
Net cash used in operating activities	(98,244)	(237,285)	(101,721)
Cash flows from investing activities
Purchases of marketable securities	(3,288,659)	(4,049,515)	(3,801,736)
Purchase of non-marketable security	—	—	(5,000)
Purchases of term deposits	(3,539)	(13,586)	(458,021)
Proceeds from sales of marketable securities	452,465	676,854	513,009
Proceeds from maturities of marketable securities	3,481,042	3,308,664	3,259,221
Proceeds from maturities of term deposits	8,539	395,092	675,481
Purchases of property and equipment and scooter fleet	(149,819)	(114,970)	(79,176)
Cash paid for acquisitions, net of cash acquired	1,630	(146,334)	3
Sales of property and equipment	92,594	129,840	42,543
Proceeds from divestiture	—	—	122,688
Other	5,500	—	(2,000)
Net cash provided by investing activities	599,753	186,045	267,012
Cash flows from financing activities
Repayment of loans	(72,484)	(67,639)	(44,446)
Proceeds from exercise of stock options and other common stock issuances	10,993	21,655	33,822
Taxes paid related to net share settlement of equity awards	(3,021)	(6,733)	(26,297)
Principal payments on finance lease obligations	(43,466)	(34,783)	(35,547)
Contingent consideration paid	(14,100)	—	—
Other	—	—	(2)
Net cash used in financing activities	(122,078)	(87,500)	(72,470)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	533	(631)	(113)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	379,964	(139,371)	92,708
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	391,822	531,193	438,485
End of period	$771,786	$391,822	$531,193
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$558,636	$281,090	$457,325
Restricted cash and cash equivalents	211,786	109,368	73,205
Restricted cash, included in prepaid expenses and other current assets	1,364	1,364	663
Total cash, cash equivalents and restricted cash and cash equivalents	$771,786	$391,822	$531,193

Supplemental disclosures of cash flow information
Cash paid for income taxes	$9,425	$10,723	$5,865
Cash paid for interest	20,176	16,752	16,521

Non-cash investing and financing activities
Financed vehicles acquired	$127,095	$48,104	$56,830
Purchases of property and equipment, and scooter fleet not yet settled	4,505	31,534	12,214
Contingent consideration	—	15,000	—
Right-of-use assets acquired under finance leases	79,102	11,428	26,640
Right-of-use assets acquired under operating leases	3,795	498	7,148
Remeasurement of finance and operating lease right of use assets	(10,582)	(321)	58
Purchase of non-marketable securities	—	—	64,756
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
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in select cities in Canada, Lyft’s network of bikes and scooters (“Light Vehicles”), and the Express Drive program, where drivers can enter into short-term rental agreements with the Company’s wholly-owned subsidiary, Flexdrive Services, LLC (“Flexdrive”) or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Company's platform, subscription fees, revenue from bikes and bike station hardware and software sales and revenue from arrangements to provide advertising services.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, expected future results, new related events and economic conditions, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Significant items subject to estimates and assumptions include those related to losses resulting from insurance claims inclusive of insurance-related accruals, fair value of financial assets and liabilities, goodwill and identifiable intangible assets, leases, indirect tax obligations, legal contingencies, valuation allowance for deferred income taxes, and the valuation of stock-based compensation.
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. During the years ended December 31, 2023, 2022 and 2021, the Company did not generate material international revenues and as of December 31, 2023, 2022 and 2021, the Company did not have material assets located outside of the United States.
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue in accordance with ASC 606 from licensing and data access, subscription fees, revenue from bikes and bike station hardware and software sales and revenue from arrangements to provide advertising services to third parties, which are not significant components of the Company’s consolidated revenues. The Company also generates rental revenue from Flexdrive and its network of Light Vehicles, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company's revenues as included on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue from contracts with customers (ASC 606)	$4,116,216	$3,811,993	$2,957,979
Rental revenue (ASC 842)	287,373	283,142	250,344
Total revenue	$4,403,589	$4,095,135	$3,208,323
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
The Company recognizes revenue from subscription fees paid to access transportation options through the Lyft Platform and mobile-based applications over the applicable subscription period in accordance with ASC 606. The Company also recognizes revenue from bikes, bike station hardware and software sales when control is transferred to the customer in accordance with ASC 606.
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
The Company has arrangements to provide advertising services to third parties that are interested in reaching users of the Company’s platform. These arrangements generally require the Company to provide advertising services over a fixed period of time for which revenue is recognized ratably over the contractual period. These revenues are not significant to the Company’s consolidated revenue.
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
The Company records an allowance for credit losses for fees owed for completed transactions that may never settle or be collected in accordance with Accounting Standards Update No. 2016-13 “Financial Instruments—Credit Losses”. The allowance for credit losses reflects the Company’s current estimate of expected credit losses inherent in the enterprise and trade receivables balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and as needed, and amounts are written off when determined to be uncollectible.
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users and Light Vehicle partners, was $315.0 million, $278.9 million and $196.2 million as of December 31, 2023, 2022 and 2021, respectively.
The following table provides a rollforward of the Company’s allowance for credit losses for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$11.6	$9.3	$15.2
Changes to provision	(0.4)	1.9	(4.5)
Write-offs and recoveries	(1.4)	0.4	(1.4)
Balance at end of period	$9.8	$11.6	$9.3
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of December 31, 2023 and 2022, the rider referral coupon liability was not material.
Light Vehicle Rider Incentives
Incentives offered to Light Vehicle riders were not material for the years ended December 31, 2023, 2022 and 2021.
For the years ended December 31, 2023, 2022 and 2021, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $1.1 billion, $1.4 billion and $1.3 billion as a reduction to revenue and $142.5 million, $109.8 million and $64.7 million as sales and marketing expense, respectively.
Refunds
From time to time the Company issues credits or refunds to riders unsatisfied by the level of service provided by the driver. There is no legal obligation to remunerate such riders nor does the Company issue such credits or refunds to riders on behalf of the drivers. The Company accounts for credits or refunds, which are not recoverable from the drivers as sales and marketing expenses when incurred. For the years ended December 31, 2023, 2022 and 2021, rider refunds were $19.7 million, $21.5 million and $19.1 million, respectively. The Company accounts for credits and refunds issued to Light Vehicle riders as cost of revenue and was $6.2 million, $7.8 million and $6.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, driver incentives for referring new drivers or riders, advertising expenses, rider refunds and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses were $122.0 million, $162.1 million and $145.4 million, respectively, for the years ended December 31, 2023, 2022 and 2021.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of December 31, 2023, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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

Light Vehicle Fleet
The Company’s Light Vehicle fleet consists of bikes and scooters. Scooters are stated at cost less accumulated depreciation and those with estimated useful lives of more than 12 months are included in property and equipment, net on the consolidated balance sheets. Scooters with estimated useful lives of less than 12 months are included in prepaid expenses and other current assets on the consolidated balance sheets. Depreciation is computed using a straight-line method over the estimated useful life of the scooters. As of December 31, 2023, there were no scooters not yet placed in service and the carrying value of scooters placed in service was $10.0 million. As of December 31, 2022, there were no scooters not yet placed in service and the carrying value of scooters placed in service was $7.5 million. Depreciation expense related to scooters was $3.4 million, $8.6 million and $5.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Bikes are included in property and equipment, net on the consolidated balance sheets.
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
Similar to other long-lived assets discussed below, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $13.0 million and $55.3 million during the years ended December 31, 2023 and December 31, 2022. Refer to Note 16 “Restructuring” to the consolidated financial statements for further information.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset, which is generally between one and eight years. Depreciation for property and equipment commences once they are ready for our intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected on the consolidated statement of operations in the period realized. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets. Construction in progress is related to property and equipment that has not yet been placed in service for its intended use.
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
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of its fair value. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. There was no impairment of goodwill recorded for the years ended December 31, 2023, 2022 and 2021.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. With the exception of impairment charges related to real estate operating right-of-use assets discussed above, there was no other material impairment of long-lived assets recorded for the years ended December 31, 2023, 2022 and 2021.
Software Development Costs
The Company incurs costs related to developing the Lyft Platform and related support systems. The Company capitalizes development costs related to the Lyft Platform and related support systems once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. The Company has capitalized software development costs of $8.1 million, $12.1 million, and $16.2 million as of the years ended December 31, 2023, 2022, and 2021, respectively.
Insurance Reserves and Insurance-related Accruals
The Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are determined on a quarterly basis by internal actuaries through an analysis of historical trends, and changes in claims experience, including consideration of new information and application of loss development factors, and frequency and severity assumptions, among other inputs and assumptions for the insurance reserves and insurance-related accruals. On an annual basis or more frequently as determined by management, an independent third-party actuary will evaluate the liabilities for appropriateness with claims reserve valuations.
Insurance claims may take years to completely settle, and the Company has available limited historical loss experience because of the limited operational history. The Company makes certain assumptions based on currently available information and industry statistics, with the loss development factors as the most significant assumption related to the insurance reserves and the frequency and severity assumptions as the most significant assumptions related to insurance-related accruals, and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while the Company believes that the insurance reserve and insurance-related accrual amounts are adequate, the ultimate liabilities may be in excess of, or less than, the amounts provided. As a result, the net amounts that will ultimately be paid to settle the liabilities and when amounts will be paid may significantly vary from the estimated amounts provided for on the consolidated balance sheets. For example, disruptive factors may distort data, metrics and patterns and result in rapid increases in insurance cost and reserve deficiency. These disruptive factors can include recent economic conditions and ongoing global events such as the high inflationary environment, increased litigation, and higher than expected losses across the commercial auto industry. The Company continues to review its insurance estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves.
On April 22, 2021, PVIC entered into a Reinsurance Agreement with DARAG, under which DARAG reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of March 31, 2021, for $183.2 million of coverage above the liabilities recorded as of that date (the “Reinsurance Transaction”). Under the terms of the Reinsurance Agreement, PVIC ceded to DARAG approximately $251.3 million of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2018 to October 1, 2020, with an aggregate limit of $434.5 million, for a premium of $271.5 million. Losses ceded under the Reinsurance Agreement that exceed $271.5 million, but are below the aggregate limit of $434.5 million, resulted in the recognition of a deferred gain liability. The deferred gain liability was amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves. The settlement period of the ceded reserves was based on the life-to-date cumulative losses collected and likely extends over periods longer than a quarter. The amount of the deferral that was amortized was recalculated each period based on loss payments and updated estimates of the portfolio’s total losses. When the amount and timing of the reinsurance recoveries were uncertain, the recovery method was used to calculate the amount of amortization in period. The deferral of gains had a negative impact in the respective period to cost of revenue as the losses on direct liabilities were not offset by gains from excess benefits under the Reinsurance Agreement. The amortization of these deferred gains provided a benefit to cost of revenue over multiple periods equal to the excess benefits received. Deferred gain liabilities for the Reinsurance Transaction were included in accruals and other current liabilities on the consolidated balance sheets.
On June 21, 2022, PVIC and DARAG completed a transaction to effectively commute and settle the previous Reinsurance Agreement. Refer to Note 6 "Supplemental Financial Statement Information - Commutation of the Reinsurance Agreement" to the consolidated financial statements for information regarding this transaction.
Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company had no participating securities outstanding during any of the periods presented.
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Variable Interest Entities
In accordance with Accounting Standards Codification Topic 810, Consolidation (“ASC 810”), the Company evaluates its ownership, contractual and other interests in entities to assess whether it has a variable interest in entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). These evaluations are complex, involving judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. For an entity to qualify as a VIE, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and, if so, to consolidate such entity into its consolidated financial statements.
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of December 31, 2023.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2022, using the modified retrospective method. In the consolidated balance sheets, the adoption of this new guidance resulted in:
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
In December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of “Reference Rate Reform (Topic 848)”, from December 31, 2022 to December 31, 2024. ASC 848 provides temporary relief relating to the potential accounting impact relating to the replacement of LIBOR or other reference rates expected to be discounted as a result of reference rate reform. ASU 2022-06 is effective immediately for all entities. This accounting standard update did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security to contractual restrictions that prohibit the sale of an equity security and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within that fiscal year, with early adoption permitted. This accounting standard update is not expected to have a material impact on our consolidated financial statements as the amendments align with our existing policy.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
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
During the second quarter of 2023, the Company paid out earn out incentives of $15.0 million, which were previously included in contingent consideration on the consolidated balance sheet. The earn out incentives were based on hardware and software for new system sales, either earned or committed during the earn out period.
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
The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore, does not qualify for reporting as a discontinued operation. As the transaction included multiple elements, the Company had to estimate how much of the arrangement consideration was attributable to the divestiture of certain assets related to the Level 5 division and how much was attributable to the commercial agreements for the utilization of Lyft rideshare and fleet data. The Company recognized a $119.3 million pre-tax gain for the divestiture of certain assets related to the Level 5 division, which was based on the relative fair value of the Level 5 division, valued under the replacement cost method, and the estimated standalone selling price of the rideshare and fleet data, valued using an adjusted market approach.. The significant assumptions related to the obsolescence curve used to estimate the fair value of the Level 5 division assets and the estimated miles to recreate the data produced from the rideshare license used to determine the stand alone selling price of the rideshare data. The gain was included in other income, net on the consolidated statement of operations for the year ended December 31, 2021. The commercial agreements for the utilization of Lyft rideshare and fleet data by Woven Planet is accounted for under ASC 606 and the Company recorded a deferred revenue liability of $42.5 million related to the performance obligations under these commercial agreements as part of the transaction at closing. The Company also derecognized $3.4 million in assets held for sale.

5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

Balance as of December 31, 2021	$180,516
Additions	81,108
Foreign currency translation and other adjustments	(42)
Balance as of December 31, 2022	$261,582
Additions	—
Foreign currency translation and other adjustments	(3,791)
Balance as of December 31, 2023	$257,791
Intangible assets, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2023
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	2.2	$41,568	$29,540	$12,028
Contractual relationship – cities and user relationships	6.8	100,725	53,238	47,487
Total intangible assets		$142,293	$82,778	$59,515

	December 31, 2022
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	2.3	$41,262	$20,424	$20,838
Contractual relationship – cities and user relationships	8.2	100,429	45,059	55,370
Total intangible assets		$141,691	$65,483	$76,208
Amortization expense was $16.8 million, $18.4 million and $18.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, future amortization of intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows (in thousands).

Year ended December 31:
2024	$18,066
2025	8,568
2026	8,345
2027	8,345
2028	8,345
Thereafter	7,846
Total remaining amortization	$59,515

6. Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	December 31, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$28,351	$—	$—	$28,351
Money market deposit accounts	117,626	—	—	117,626
Certificates of deposit	179,607	200	(4)	179,803
Commercial paper	918,278	584	(331)	918,531
Corporate bonds	29,171	6	(5)	29,172
U.S. government securities	231,926	82	—	232,008
Total unrestricted cash equivalents and short-term investments	1,504,959	872	(340)	1,505,491
Restricted Balances(2)
Money market funds	44,241	—	—	44,241
Term deposits	3,539	—	—	3,539
Certificates of deposit	144,935	175	(1)	145,109
Commercial paper	618,854	366	(146)	619,074
Corporate bonds	12,409	3	(1)	12,411
U.S. government securities	224,635	84	—	224,719
Total restricted cash equivalents and investments	1,048,613	628	(148)	1,049,093
Total unrestricted and restricted cash equivalents and investments	$2,553,572	$1,500	$(488)	$2,554,584
_______________
(1)Excludes $179.7 million of cash, which is included within the $1.7 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
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
The remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of December 31, 2023, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of December 31, 2023 were primarily related to the continued market volatility associated with uncertain economic outlook. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments and it is not expected that the investments would be settled at a price less than their amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of December 31, 2023. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of December 31, 2023 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	December 31, 2023
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$31,945	$(5)
Corporate bonds	14,621	(6)
Commercial paper	128,645	(473)
Total available-for-sale debt securities in an unrealized loss position	$175,211	$(484)
Property and Equipment, net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2023	2022
Bike and scooter fleet	$240,137	$179,330
Owned vehicles	197,703	143,391
Finance lease right-of-use assets	80,934	32,887
Leasehold improvements	77,230	91,334
Computer equipment and software	38,911	36,271
Furniture and fixtures	5,867	5,602
Construction in progress	72,257	48,523
	713,039	537,338
Less: Accumulated depreciation	(247,195)	(223,936)
Property and equipment, net	$465,844	$313,402
Depreciation and amortization expense related to property and equipment was $96.3 million, $127.8 million, and $115.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2023	2022
Insurance-related accruals (1)	$643,147	$566,831
Legal and tax related accruals	296,336	458,209
Ride-related accruals	212,114	181,138
Long-term debt, current	25,798	36,287
Insurance claims payable and related fees	52,609	53,280
Deferred gain related to the Reinsurance Transaction (2)	—	2,357
Other	278,851	263,507
Accrued and other current liabilities	$1,508,855	$1,561,609
_______________
(1)Refer to Note 2 “Summary of Significant Accounting Policies” above for more information on these insurance-related accruals.
(2)Refer to Note 2 “Summary of Significant Accounting Policies” above and the rest of this Note 6 “Supplemental Financial Statement Information - Insurance Reserves” below for more information on this deferred gain.

Insurance Reserves
The following table provides a rollforward of the insurance reserve for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$1,417,350	$1,068,628	$987,064
Additions (1)	516,337	1,146,482	772,323
Deductions (2)	(595,819)	(797,760)	(690,759)
Balance at end of period	$1,337,868	$1,417,350	$1,068,628
_______________
(1)Additions to insurance reserves include reserves from claims originating from the current year of $512.3 million, $333.9 million and $271.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additions to insurance reserves also include $561.2 million and $255.4 million for the years ended December 31, 2022 and 2021, respectively, for adverse changes in estimates resulting from new developments in claims originating from prior years. Additions also include adjustments related to the Commutation Transaction of $4.0 million and $247.4 million for the years ended December 31, 2023 and 2022, respectively, and $4.0 million and $245.2 million of reinsurance recoverable for the years ended December 31, 2022 and 2021, respectively. See below for more details of the "Commutation of the Reinsurance Agreement".
(2)Deductions include losses paid of $580.4 million, $552.6 million and $439.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Deductions also include $11.4 million for the year ended December 31, 2023 for favorable changes in estimates resulting from new developments in claims originating from prior years and a reinsurance recoverable at the beginning of the period of $4.0 million, $245.2 million and $251.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
In addition, the Commutation Agreement caused a DARAG affiliate, DNA Insurance Company (“DNA”), to simultaneously enter into an Adverse Development Cover Reinsurance Agreement (“ADC”) with PVIC (the Commutation Agreement and the ADC collectively referred to as the “Commutation Transaction”). Under the terms of the ADC, DNA agreed to reinsure up to $20 million of the legacy insurance liabilities contemplated in the Reinsurance Agreement for a premium of $1.0 million, which would be retained by PVIC on a funds withheld basis. DNA also had the option to commute this agreement for $5.0 million prior to November 1, 2023, which would be offset by any premiums retained as funds withheld.
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

On February 8, 2023, PVIC and DNA entered into a Commutation and Mutual Release Agreement, whereby DNA agreed to exercise its option to fully settle and commute the ADC. DNA commuted the ADC for $5.0 million consisting of a $4.0 million payment made to PVIC and the release of $1.0 million premium which was retained by PVIC as funds withheld. As a result, PVIC recognized a gain of $3.4 million, comprised of $2.4 million amortization of the remaining deferred gain and $1.0 million related to the release of the funds withheld. PVIC also reduced its reinsurance recoverable by $4.0 million related to the payment received.
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income	$145,728	$47,142	$9,074
(Loss) Gain on sale of securities, net	(243)	(287)	687
Foreign currency exchange gains (losses), net	3,657	(4,387)	788
Sublease income	4,849	11,591	6,624
Gain on equity method investment(1)	12,926	—	—
Gain from transaction with Woven Planet	—	—	119,284
Impairment charges(2)	—	(135,714)	—
Other, net	3,206	(18,333)	(524)
Other income (expense), net	$170,123	$(99,988)	$135,933
_______________
(1)In the quarter ended June 30, 2023, the Company received investments in a non-marketable equity security in a privately held company. Refer to Note 17 “Variable Interest Entities” for more information on this transaction.
(2)In the third quarter of 2022, the Company impaired the entire amount of a non-marketable equity investment in addition to other assets with the investee. This impairment was triggered due to the announced winding down of the equity investee. Refer to Note 7 “Fair Value Measurements” for additional details.

7. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$28,351	$—	$—	$28,351
Certificates of deposit	—	179,803	—	179,803
Commercial paper	—	918,531	—	918,531
Corporate bonds	—	29,172	—	29,172
U.S. government securities	—	232,008	—	232,008
Total unrestricted cash equivalents and short-term investments	28,351	1,359,514	—	1,387,865
Restricted cash equivalents and investments(2)
Money market funds	44,241	—	—	44,241
Certificates of deposit	—	145,109	—	145,109
Commercial paper	—	619,074	—	619,074
Corporate bonds	—	12,411	—	12,411
U.S. government securities	—	224,719	—	224,719
Total restricted cash equivalents and investments	44,241	1,001,313	—	1,045,554
Total financial assets	72,592	2,360,827	—	2,433,419
_______________
(1)$179.7 million of cash, $117.6 million of money market deposit accounts and $3.5 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.7 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
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
(4)In the second quarter of 2022, the Company completed the acquisition of PBSC which included up to $15.0 million in contingent consideration to be paid over the next year. The contingent consideration was classified as a liability and is included in accrued and other current liabilities on the consolidated balance sheets. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this contingent consideration.
During the year ended December 31, 2023, the Company did not make any transfers between the levels of the fair value hierarchy.
The following table provides a reconciliation of the Company’s Level 3 financial liabilities (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$15,000	$—
Additions	—	14,100
Payments	(15,000)	—
Change in fair value	—	900
Balance at end of period(1)	$—	$15,000
_______________
(1)Relates to the contingent consideration from the acquisition of PBSC in the second quarter of 2022 which was paid out during the second quarter of 2023. The contingent consideration was classified as a liability and was included in accrued and other current liabilities on the consolidated balance sheets. Refer to Note 3 "Acquisitions" to the consolidated financial statements for information regarding this contingent consideration.
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
In February 2022, the issuer of the Company's $10.0 million investment in non-marketable equity securities in a privately held company was acquired by a publicly-traded company. As a result of the acquisition in exchange for the securities in the privately-held entity, the Company received common stock of a publicly-traded entity with a value of $8.4 million upon receipt, with the remainder to be received in cash. These shares are classified as marketable equity securities and measured at fair value on a recurring basis. The shares are categorized as Level 1 and changes in fair value are recorded within other income (expense), net in the consolidated statements of operations. In March 2022, the Company sold its shares resulting in a recognized loss recorded to other income (expense), net in the consolidated statement of operations.
The following table provides a reconciliation of the Company’s financial assets measured at fair value on a non-recurring basis within other investments on the consolidated balance sheets (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$5,903	$80,411
Additions(1)	—	64,044
Change in fair value(2)	(19)	(138,552)
Balance at end of period	$5,884	$5,903
_______________
(1)Relates to non-marketable equity securities included in other investments on the consolidated balance sheets.
(2)In the third quarter of 2022, the entire amount of the investment in the non-marketable equity security was impaired due to the announced winding down of the equity investee. The resulting impairment charge was recorded to other income (expense), net on the consolidated statement of operations.
8. Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 65 locations as of December 31, 2023. These leases are classified as operating leases. As of December 31, 2023, the remaining lease terms vary from approximately two months to six years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the consolidated balance sheets. As of December 31, 2023, the remaining lease terms vary between one month to five years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of December 31, 2023
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	December 31, 2023	December 31, 2022
Operating Leases
Assets
Operating lease right-of-use assets(1)	$98,202	$135,213
Liabilities
Operating lease liabilities, current	$42,556	$45,803
Operating lease liabilities, non-current	134,102	176,356
Total operating lease liabilities	$176,658	$222,159

Finance Leases
Assets
Finance lease right-of-use assets(2)	$80,933	$32,887
Liabilities
Finance lease liabilities, current(3)	25,193	15,053
Finance lease liabilities, non-current(4)	61,321	19,921
Total finance lease liabilities	$86,514	$34,974

Weighted-average remaining lease term (years)
Operating leases	4.5	5.1
Finance leases	3.4	2.5
Weighted-average discount rate
Operating leases	6.7%	6.4%
Finance leases	6.7%	5.2%
_______________
(1)The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred charges related to real estate operating right-of-use assets of $13.0 million and $55.3 million during the years ended December 31, 2023 and 2022, respectively.
(2)This balance is included within property and equipment, net on the consolidated balance sheets and is primarily related to Flexdrive.
(3)This balance is included within other current liabilities on the consolidated balance sheets and is primarily related to Flexdrive.
(4)This balance is included within other liabilities on the consolidated balance sheets and is primarily related to Flexdrive.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the year ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022
Operating Leases
Operating lease cost	$40,450	$67,283

Finance Leases
Amortization of right-of-use assets	19,847	15,124
Interest on lease liabilities	3,449	1,034

Other Lease Costs
Short-term lease cost	3,749	5,355
Variable lease cost (1)	10,270	17,040
Total lease cost	$77,765	$105,836
_______________
(1)Consists primarily of common-area maintenance, taxes and utilities for real estate leases, and certain vehicle related charges under the Flexdrive program.
Sublease income was $4.8 million for the year ended December 31, 2023 and $11.6 million for the year ended December 31, 2022 which were primarily related to subleases from the Company's transaction with Woven Planet Holdings in the third quarter of 2021. Sublease income is included within other income, net on the consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the consolidated statement of operations.
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
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$59,318	$76,188
Operating cash flows from finance leases	3,558	1,095
Financing cash flows from finance leases	43,466	34,783

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the consolidated balance sheet as of December 31, 2023 (in thousands):

	Operating Leases	Finance Leases	Total Leases
2024	$55,689	$29,601	$85,290
2025	46,402	27,549	73,951
2026	32,576	20,336	52,912
2027	27,652	9,863	37,515
2028	19,826	10,689	30,515
Thereafter	23,700	—	23,700
Total minimum lease payments	205,845	98,038	303,883
Less: amount of lease payments representing interest	(29,187)	(11,524)	(40,711)
Present value of future lease payments	176,658	86,514	263,172
Less: current obligations under leases	(42,556)	(25,193)	(67,749)
Long-term lease obligations	$134,102	$61,321	$195,423
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
9. Commitments and Contingencies
Noncancellable Purchase Commitments
In March 2018, the Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of December 31, 2023, the Company has made payments of $228.6 million under the amended arrangement.
In May 2019, the Company entered into a noncancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. The parties modified the commitment amounts and timing in April 2023 to reduce the Company’s payment obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024. As of December 31, 2023, the Company has made payments totaling $30.0 million and capital equipment investments totaling $45.4 million under the arrangement.
As of December 31, 2023, the future minimum payments under the Company’s noncancellable purchase commitments, which are inclusive of the arrangements mentioned above, were as follows (in thousands):

2024	$8,800
2025	89,092
2026	89,396
2027	17,711
2028	—
Thereafter	—
Total future minimum payments	$204,999
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. None of the outstanding letters of credit are collateralized by cash. As of December 31, 2023 and 2022, the Company had letters of credit outstanding of $60.2 million and $55.1 million, respectively.

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
The outcomes of the Company’s legal proceedings are inherently unpredictable and subject to significant uncertainties. For certain matters for which a material loss is reasonably possible, an estimate of the amount of loss or range of losses is not possible nor is the Company able to estimate the loss or range of losses that could potentially result from the application of nonmonetary remedies. For matters where the Company has recorded a probable and estimable loss, until the final resolution of the matter, there may be exposure to a material loss in excess of the amount recorded.
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
For example, California Assembly Bill 5 (now codified in part at Cal. Labor Code sec. 2775) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner’s cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration. On September 28, 2023, the California Court of Appeal issued a decision upholding the trial court’s order denying Lyft’s and Uber’s motions to compel arbitration. On November 7, 2023, Lyft filed a petition requesting that the California Supreme Court review the Court of Appeal’s decision; the petition was denied on January 17, 2024, and the case was remitted to San Francisco Superior Court on January 29, 2024, where we expect the trial court litigation to resume.
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
The New York Attorney General has alleged misrepresentations related to certain fees and related driver pay deductions, as well as misclassification of drivers and related labor law violations in New York. The Company has entered into an agreement to resolve this matter, under which New York drivers will receive new benefits and maintain their flexibility as independent contractors. The amount accrued for these matters is recorded within accrued and other current liabilities on the consolidated balance sheets as of December 31, 2023.
The Company is currently involved in a number of putative class actions, thousands of individual claims, including those brought in arbitration or compelled pursuant to the Company's Terms of Service to arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorneys General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified drivers as independent contractors and other matters challenging the classification of drivers on the Company’s platform as independent contractors. The Company is currently defending allegations in a number of lawsuits that the Company has failed to properly classify drivers and provide those drivers with sick leave and related benefits during the COVID-19 pandemic. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. The Company filed a petition to challenge the assessment, and are awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2023.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2023.
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
Other Class Actions and Consumer Matters
From time to time, the Company becomes involved in putative class actions alleging violations of consumer protection, civil rights, and other laws; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act, or the ADA, among others. In 2021, the Company received a favorable outcome in a case in the Northern District of California alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle (“WAV”) offerings in three Bay Area counties, Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. After hearing evidence at a 5-day bench trial, the court ruled that plaintiffs failed their burden to prove that Lyft violates the ADA. The plaintiffs did not appeal the ruling. Lyft is facing a similar ADA lawsuit seeking injunctive and other relief in the Southern District of New York, Lowell v. Lyft, Inc. On March 24, 2023, the court certified three classes encompassing regions where Lyft does not currently offer WAV service (Westchester County, NY; New York State except New York City; and all other “non-WAV” regions in the U.S.). A bench trial is scheduled to begin on July 8, 2024. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
The Federal Trade Commission (“FTC”) has alleged violations of Section 5 of the FTC Act in connection with certain advertising claims to drivers. The Company is cooperating with the FTC while seeking to resolve the matter.
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
Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions were filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the registration statement relating to the Company’s initial public offering (“IPO”) alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. All of these matters are now resolved except for the derivative actions, which were consolidated into one action in federal court in California.
In the consolidated derivative action, at the parties’ joint request, the California federal court stayed the case on February 17, 2021. On January 19, 2024, the court lifted that stay and set a case management conference for February 27, 2024.
Although the Company believes the consolidated derivative action is without merit and intends to vigorously defend against it, its chances of success on the merits are still uncertain and presents a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable and such accruals are recorded within accrued and other current liabilities on the consolidated balance sheet.
10.    Debt

Outstanding debt obligations as of December 31, 2023 were as follows (in thousands):

	Maturities	Interest Rates as of December 31, 2023	December 31, 2023	December 31, 2022
Convertible senior notes	May 2025	1.50%	$743,486	$740,609
Non-revolving Loan	2024	2.88% - 2.91%	3,115	24,429
Master Vehicle Loan	2024 - 2026	2.60% - 7.10%	118,559	74,456
Total long-term debt, including current maturities			$865,160	$839,494
Less: long-term debt maturing within one year			25,798	36,287
Total long-term debt			$839,362	$803,207
The following table sets forth the primary components of interest expense as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense related to the 2025 Notes	$11,212	$11,212	11,212
Amortization of debt discount and issuance costs (1)	2,877	2,928	35,575
Interest expense related to vehicle loans and other	12,134	5,595	4,848
Interest expense	$26,223	$19,735	$51,635
_______________
(1)Following the adoption of ASC 2020-06 on January 1, 2022 using the modified retrospective approach, the debt discount associated with the equity component on convertible debt outstanding is now classified as debt, which results in a decrease in the amount of interest expense being recorded each period from January 1, 2022 to maturity.
Convertible Senior Notes
In May 2020, the Company issued $747.5 million aggregate principal amount of 1.50% convertible senior notes due 2025 (the “2025 Notes”) pursuant to an indenture, dated May 15, 2020 (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.
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

Holders of the 2025 Notes who convert their 2025 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2025 Notes may require the Company to repurchase all or a portion of their 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
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
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of December 31, 2023, the unamortized debt discount and debt issuance cost of the 2025 Notes was 4.0 million on the consolidated balance sheet.
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

During the quarter ended December 31, 2023, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on December 31, 2023, the if-converted value of the 2025 Notes was $291.9 million, which would not exceed the outstanding principal amount.
The net carrying amounts of the liability component of the 2025 Notes were as follows (in thousands):

December 31, 2023
Principal	$747,498
Unamortized debt discount and debt issuance costs	(4,012)
Net carrying amount of liability component	$743,486
As of December 31, 2023, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes were approximately $711.2 million. The estimated fair value of the 2025 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2025 Notes in an over-the-counter market on the last trading day of the period.
The 2025 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers or their respective affiliates at a cost of approximately $132.7 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2025 Notes sold in the offering. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the trading price of the Company’s Class A common stock price exceeds the conversion price of the 2025 Notes. The cap price of the Capped Calls is initially $73.83 per share and is subject to certain adjustments under the terms of the Capped Calls.
The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and included as a reduction to additional paid-in-capital within shareholders’ equity.
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. Pursuant to the term of the Non-revolving Loan as amended on June 21, 2021 and most recently on September 27, 2022, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan. On September 20, 2023, the Non-revolving Loan was amended, extending through September 30, 2024 and reducing the borrowing capacity to $50.0 million. As of December 31, 2023, a total of $5.2 million had been drawn under the Non-revolving Loan and $44.8 million is remaining under the facility.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of December 31, 2023, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed.
Master Vehicle Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles and additional capacity may be requested. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from 12 months to 48 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.10% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash on the consolidated balance sheets.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of December 31, 2023, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $1.6 million and $121.2 million, respectively, as of December 31, 2023 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. During the year ended December 31, 2023, the Company made repayments of $72.5 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of December 31, 2023 were as follows (in thousands):

2024	$25,798
2025	781,495
2026	57,867
2027	—
2028	—
Thereafter	—
Total long-term debt outstanding	$865,160
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of December 31, 2023, the Company was in compliance with all covenants of the VPA. As of December 31, 2023, the outstanding borrowings from the interim financing under the VPA was $28.8 million.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider’s performance for any amount borrowed under the revolving credit facility. As of December 31, 2023, there was $3.6 million exposure to loss under the terms of the guarantee.
Revolving Credit Facility & Other Financings
On November 3, 2022, Lyft, Inc. entered into a revolving credit agreement (the “Existing Revolving Credit Agreement”) by and among the Company, as the borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto from time to time. On December 12, 2023, the Company entered into Amendment No. 1 to Revolving Credit Agreement (the “Credit Agreement Amendment”) with the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders party thereto, which amends the Existing Revolving Credit Agreement (the Existing Revolving Credit Agreement as amended by the Credit Agreement Amendment, the “Revolving Credit Agreement”) to, among other things, (i) permit the Company to refinance existing junior indebtedness (including the 2025 Notes) with proceeds from one or more new convertible debt issuance(s) or other subordinated indebtedness, subject to certain conditions set forth therein, (ii) permit the Company to repurchase up to $450.0 million of the 2025 Notes, (iii) extend the applicability of the existing liquidity covenant in the Revolving Credit Agreement to the fiscal quarter ending June 30, 2024 and (iv) commence the date of the stepdown of the total leverage ratio in the Revolving Credit Agreement from 3.50x to 3.00x at the fiscal quarter ending March 31, 2025.
The Revolving Credit Agreement provides the Company with a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $420.0 million that matures on the earlier of (i) November 3, 2027 and (ii) February 13, 2025, if, as of such date, the Company’s Liquidity (as defined in the Revolving Credit Agreement) minus the aggregate principal amount of the Company’s 2025 Convertible Notes (as defined in the Revolving Credit Agreement) outstanding on such date is less than $1.25 billion. Subject to certain conditions precedent, the Revolving Credit Agreement also grants the Company the option to increase the commitment under the Revolving Credit Facility by or obtain incremental term loans in an aggregate principal amount of up to $300.0 million, plus, after June 30, 2024, an unlimited amount so long as the senior secured leverage ratio does not exceed 2.50:1.00. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit.
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
The Revolving Credit Agreement contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, restrict the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions or other restricted payments, engage in transactions with affiliates, and make certain investments and acquisitions. The Revolving Credit Agreement also contains financial covenants that require the Company to maintain (a) a minimum liquidity amount of at least $1.5 billion, tested on a quarterly basis, commencing with the quarter ending December 31, 2022 through the quarter ending June 30, 2024, (b) a total leverage ratio not to exceed 3.50:1.00 commencing with the quarter ending September 30, 2024 through the quarter ending December 31, 2024 and commencing with the quarter ending March 31, 2025, a ratio not to exceed 3.00:1.00 (with an increase to 3.50:1.00 if the Company has an acquisition for cash consideration greater than $75 million for the fiscal quarter during which such acquisition takes place and the three fiscal quarters immediately following such acquisition), and (c) a fixed charge coverage ratio of at least 1.25:1.00, commencing with the quarter ending September 30, 2024. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of representation or warranty or covenants, cross default to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the Revolving Credit Agreement becoming immediately due and payable and termination of the commitments.
The Company’s obligations under the Revolving Credit Agreement are guaranteed by certain of the Company’s present and future material domestic subsidiaries. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Revolving Credit Agreement are secured by a first priority interest on substantially all of the Company’s or such guarantor’s respective assets.
As of December 31, 2023, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
As of December 31, 2023, there were no other balances outstanding.
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
The following table summarizes the Company’s shares of common stock reserved for issuance as of December 31, 2023:

Options issued and outstanding under the 2008 Plan	779,942
RSUs outstanding under the 2008 Plan, the 2018 Plan, and the 2019 Plan	30,090,811
Remaining shares available for future issuance under the 2019 ESPP Plan and the 2019 Plan	57,814,909
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
The number of shares available for issuance under the 2019 Plan will be increased on January 1 of each year, beginning on January 1, 2020, in an amount equal to the least of (i) 35,000,000 shares, (ii) five percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the administrator. On January 1, 2020, an additional 15,129,789 shares of Class A common stock were reserved for issuance under the 2019 Plan. On January 1, 2021, an additional 16,186,855 shares of Class A common stock were reserved for issuance under the 2019 Plan. On January 1, 2022, an additional 17,246,911 shares of Class A common stock were reserved for issuance under the 2019 Plan. On January 1, 2023, an additional 18,507,749 shares of Class A common stock were reserved for issuance under the 2019 Plan.
The summary of stock option activity is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of December 31, 2022	993	$4.87	1.9	$6,109
Exercises	(201)	6.00
Forfeitures	—	—
Cancellations	(12)	1.54
Balance as of December 31, 2023	780	$4.63	1.0	$8,079
There were no stock options granted during the year ended December 31, 2023 and 2022. As of December 31, 2023, all outstanding options were fully vested and exercisable.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.0 million, $2.9 million and $41.9 million, respectively. The aggregate intrinsic value disclosed in the above table is based on the difference between the original exercise price of the stock option and the fair value of the Company’s common stock of $14.99 and $11.02 per share as of December 31, 2023 and 2022, respectively
Restricted Stock Units
The summary of restricted stock unit activity (“RSU”) is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2022	22,315	$28.15	$244,926
Granted	44,507	8.96
Vested	(28,397)	18.77
Canceled	(8,334)	24.62
Nonvested units as of December 31, 2023	30,091	$9.40	$449,994
Expected to vest as of December 31, 2023	29,610		$443,855
Included in the grants for the year ended December 31, 2023 are approximately 14,556,444 performance based restricted stock units (“PSUs”). These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized beginning on the grant date over the requisite service periods of each individual tranche. The weighted average grant date fair value per share of the PSUs granted in the year ended December 31, 2023 was $6.63.
All PSUs are subject to a continuous service condition in addition to certain performance criteria.
The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $290.5 million, $354.3 million and $1.0 billion, respectively. In connection with RSUs that vested in the year ended December 31, 2023, the Company withheld 295,948 shares and remitted cash payments of $3.0 million on behalf of the RSU holders to the relevant tax authorities. In connection with RSUs that vested in the year ended December 31, 2022, the Company withheld 358,330 shares and remitted cash payments of $6.7 million on behalf of the RSU holders to the relevant tax authorities. In connection with RSUs that vested in the year ended December 31, 2021, the Company withheld 508,934 shares and remitted cash payments of $26.3 million on behalf of the RSU holders to the relevant tax authorities.
The Company’s default tax withholding method for RSUs is the sell-to-cover method with the exception of RSUs held by Section 16 officers, as set forth in Rule 16a-1 of the Securities Exchange Act of 1934, of the Company that will use the net settlement method.
2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The initial ESPP went into effect on March 27, 2019 and was amended on July 26, 2021 and July 18, 2022. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The ESPP provides for consecutive, overlapping 12-month offering periods, subject to certain reset provisions as defined in the plan.
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2022, 9,712,710 shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2023, an additional 3,701,549 shares of Class A common stock were reserved for issuance under the ESPP. As of December 31, 2023, 5,151,945 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP automatically increases on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

Stock-Based Compensation
The Company recorded stock-based compensation expense on the consolidated statements of operations for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$30,170	$44,132	$39,491
Operations and support	15,468	25,442	24,083
Research and development	214,160	391,983	414,324
Sales and marketing	29,682	49,867	38,243
General and administrative	195,053	239,343	208,419
Total stock-based compensation expense	$484,533	$750,767	$724,560
As of December 31, 2023, 2022, and 2021 there are no remaining unrecognized compensation costs related to unvested stock options and restricted stock awards.
As of December 31, 2023, the total unrecognized compensation cost was $203.1 million related to all unvested awards. The Company expects to recognize this expense over the remaining weighted-average period of approximately 1.2 years. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO registration statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods. The Company recognizes compensation expense for PSUs using the accelerated attribution method over the requisite service periods of each individual tranche.
12. Income Taxes
The components of the provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(348,050)	$(1,600,323)	$(1,072,489)
Foreign	16,346	21,684	21,570
Loss before income taxes	$(331,704)	$(1,578,639)	$(1,050,919)
The provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current provision
Federal	$—	$—	$—
State	3,762	1,256	1,272
Foreign	7,239	4,240	7,228
Total current	$11,001	$5,496	$8,500

Deferred provision
Federal	481	481	639
State	(337)	1,256	—
Foreign	(2,529)	(1,361)	2,086
Total deferred	(2,385)	376	2,725
Total provision for (benefit from) income taxes	$8,616	$5,872	$11,225
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Provision at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	9.7	2.1	2.6
Permanent tax adjustments	(1.1)	(0.4)	(0.2)
Nondeductible expenses	(8.3)	(0.7)	(1.1)
Stock-based compensation	(15.1)	(4.9)	2.5
Executive compensation	(2.4)	—	—
Change in valuation allowance	(2.5)	(17.1)	(25.2)
Deferred adjustments	(3.2)	—	—
Other adjustments	(0.7)	(0.4)	(0.7)
Provision for income taxes	(2.6)%	(0.4)%	(1.1)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$2,084,523	$2,127,233
Insurance reserves and accruals	314,526	296,423
Stock-based compensation	12,091	19,132
Research capitalization	240,354	163,370
Accrued legal settlement/fees	87,310	114,963
Lease liability	73,497	55,579
Accrued and other liabilities	39,576	76,311
Capital losses	34,965	—
Other assets	415	—
Total deferred tax assets	2,887,257	2,853,011
Less: Valuation allowance	(2,715,841)	(2,706,982)
Deferred tax assets, net of valuation allowance	171,416	146,029
Deferred tax liabilities:
State income taxes	(133,859)	(124,982)
Operating lease right of use assets	(50,004)	(36,379)
Total deferred tax liabilities	(183,863)	(161,361)
Net deferred tax assets	$(12,447)	$(15,332)
A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$2,706,982	$2,408,647	$2,144,548
Net changes in deferred tax assets and liabilities	8,859	298,335	264,099
Ending balance	$2,715,841	$2,706,982	$2,408,647
The valuation allowance increased by $8.9 million for the year ended December 31, 2023, compared to the increase of $298.3 million for the year ended December 31, 2022. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses.

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of approximately $7.7 billion and $6.4 billion, respectively.
The federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2034 and will continue to expire through 2037, while federal net operating loss carryforwards generated in 2018 or later do not expire. The state net operating loss carryovers will begin to expire in 2024 and will continue to expire at various times depending upon individual state carryforward rules. Utilization of the net operating loss carryforwards are subject to various limitations including the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.
The Company is subject to taxation in the United States and various foreign jurisdictions. All net operating losses generated to date are subject to adjustment for U.S. federal and state income tax purposes. Additionally, all tax years remain open to examination as of December 31, 2023 with the exception of tax years beginning before 2019 in Canada and 2022 in the United Kingdom.
The Company has not provided foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2023, 2022, and 2021, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place by the 2017 Tax Act.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2023, 2022 and 2021.
13. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, RSUs, PSUs, the 2025 Notes, and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(340,320)	$(1,584,511)	$(1,062,144)
Weighted-average shares used in computing net loss per share, basic and diluted	385,335	354,731	334,724
Net loss per share, basic and diluted	$(0.88)	$(4.47)	$(3.17)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of December 31,
	2023	2022	2021
2025 Notes(1)	19,471	19,471	19,471
Restricted stock units	15,538	20,542	16,285
Performance based restricted stock units	14,553	1,773	831
Stock options	780	993	1,105
ESPP	111	307	115
Total	50,453	43,086	37,807
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

14. Related Party Transactions
The Company's transactions with related parties were immaterial for the years ended December 31, 2023, 2022 and 2021.
15. 401(k) Plan
The Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company does not make contributions for employees.
16. Restructuring
April 2023 Restructuring Plan
In April 2023, the Company announced a restructuring plan as part of its efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of the Company's employees. As a result of the restructuring plan, in the second quarter of 2023, the Company recorded $47.2 million in employee severance and other employee costs and $9.7 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. The Company also recorded $6.3 million in impairment charges, fixed asset write-offs, accelerated depreciation and other costs to real estate operating lease right-of-use assets, which was primarily related to the cease use of certain facilities. As a result of the above, the Company incurred net restructuring charges of $63.3 million in the year ended December 31, 2023. The restructuring plan has been completed and no future costs related to this plan are expected.
The following table summarizes the above restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded in the year ended December 31, 2023 (in thousands):

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
In the first quarter of 2023, the Company finalized the exit of certain leases as part of the plan of termination and the Company completed a transaction for the divestiture of certain assets related to the Company’s first party vehicle services business. As a result, the Company recorded $10.5 million in impairment charges related to the cease use of certain facilities to real estate operating lease right-of-use assets and other costs, which included $9.1 million of future payments associated with exiting certain facilities. The Company also incurred employee related charges, which include employee severance, benefits and stock-based compensation in the first quarter of 2023. As a result of the above, the Company incurred net restructuring charges of $24.4 million in the year ended December 31, 2023.
The following table summarizes the above restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded in the year ended December 31, 2023 (in thousands):

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
The following table summarizes the above restructuring related charges (benefits) by line item within the Company’s consolidated statements of operations where they were recorded in the year ended December 31, 2022 (in thousands):

	Stock-Based Compensation	Severance and Other Employee Costs	Right-of-Use Asset Impairments and Other Costs	Accelerated Depreciation	Total
Cost of revenue	$182	$1,612	$—	$—	$1,794
Operation and support	(31)	5,173	4,851	8,680	$18,673
Research and development	3,818	9,706	15,393	36	$28,953
Sales and marketing	458	3,123	—	—	$3,581
General and administrative	5,082	9,861	37,120	15,192	$67,255
Total	$9,509	$29,475	$57,364	$23,908	$120,256
As of December 31, 2023, there were no restructuring-related liabilities. As of December 31, 2022, there were $1.6 million in restructuring-related liabilities.
17. Variable Interest Entities
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
The acquisition date fair value of the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeds the carrying value and is recorded within other investments in the consolidated balance sheet. The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make which was immaterial as of December 31, 2023.
Other than the VIE of which PBSC owns an 80% equity interest, the Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the consolidated statements of operations, and as an adjustment to its investment in VIEs in the consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the consolidated statements of operations for the period ended December 31, 2023.
Other VIEs
During the second quarter of 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board of directors of such company. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity’s economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company’s ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company’s maximum exposure to the VIE. During 2023, the Company recognized an immaterial amount of equity earnings and there was no impairment of the investment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, due to a deficiency related to the review of our forward-looking, non-GAAP directional commentary for fiscal year 2024 that resulted in a clerical error (the “Clerical Error”) in our press release announcing our financial results for the fourth quarter and fiscal year 2023 which was furnished with our Current Report on Form 8-K dated February 13, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.
The Clerical Error was promptly corrected on our earnings call and in an updated press release and supplemental slides on February 13, 2024 and in an amendment to the Form 8-K filed with the SEC on February 14, 2024. The Clerical Error is unrelated to our internal control over financial reporting. In order to remediate the deficiency, we will design and implement additional review procedures over forward-looking directional commentary. As of February 20, 2024, we believe that the actions we have taken, and plan to take, will remediate this deficiency.
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
Our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
On December 5, 2023, Erin Brewer, our Chief Financial Officer, terminated a Rule 10b5-1 trading plan, adopted on August 31, 2023, which was intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale of up to an aggregate of 354,683 shares of our Class A common stock plus additional shares of our Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Brewer subsequent to the adoption of the trading arrangement and prior to August 20, 2024. It was scheduled to be effective until September 3, 2024, or earlier if all transactions under the trading plan were completed. Prior to its termination, Ms. Brewer had sold 22,354 shares of our Class A common stock under the trading plan.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-38846	3.1	5/14/2019

3.2	Amended and Restated Bylaws of the registrant, as amended, as currently in effect.	8-K	001-38846	3.1	11/08/2022

4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-229996	4.1	3/18/2019

4.2	Description of Capital Stock.	10-K	001-38846	4.2	2/27/2023

4.3	Indenture, dated as of May 15, 2020, between Lyft, Inc. and U.S. Bank National Association, as trustee.	8-K	001-38846	4.1	5/15/2020

4.4	Form of 1.50% Convertible Senior Notes due 2025 (included in Exhibit 4.3).	8-K	001-38846	4.2	5/15/2020

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-229996	10.1	3/1/2019

10.2+	Lyft, Inc. 2019 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.2	3/18/2019

10.3+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.	10-Q	001-38846	10.1	11/12/2020

10.4+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements, as amended and restated as of July 18, 2022.	10-K	001-38846	10.4	2/27/2023

10.5+	Lyft, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.4	3/18/2019

10.6+	Lyft, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.5	3/18/2019

10.7+	Lyft, Inc. Executive Change in Control and Severance Plan.	S-1	333-229996	10.6	3/1/2019

10.8+	Lyft, Inc. Outside Director Compensation Policy, amended on March 22, 2022.	10-Q	001-38846	10.1	5/10/2022

10.9+	Employment Letter Agreement between the registrant and David Risher, dated as of March 27, 2023.	8-K	001-38846	10.1	3/27/2023

10.10+	Employment Letter Agreement between the registrant and Logan Green, dated as of March 12, 2019.	S-1/A	333-229996	10.8	3/18/2019

10.11+	Transition Agreement Lyft, Inc. and Logan Green, dated as of March 27, 2023.	8-K	001-38846	10.2	3/27/2023

10.12+	Employment Letter Agreement between the registrant and John Zimmer, dated as of March 14, 2019.	S-1/A	333-229996	10.9	3/18/2019

10.13+	Transition Agreement Lyft, Inc. and John Zimmer, dated as of March 27, 2023.	8-K	001-38846	10.3	3/27/2023

10.14+	Employment Letter Agreement between the registrant and Kristin Sverchek, dated as of March 8, 2019.	S-1/A	333-229996	10.10	3/18/2019

10.15+	Letter Agreement between Lyft, Inc. and Kristin Sverchek, dated as of April 26, 2023.	8-K	001-38846	10.1	4/27/2023

10.16+	Employment Letter Agreement between Lyft, Inc. and Erin Brewer, dated as of May 15, 2023.	10-Q	001-38846	10.2	8/09/2023

10.17+	Employment Letter Agreement between the registrant and Ashwin Raj, dated as of February 16, 2022.	10-K	001-38846	10.13	2/28/2022

10.18+	Confidential Separation Agreement and General Release between Lyft, Inc. and Ashwin Raj, dated as of May 22, 2023.	10-Q	001-38846	10.3	8/09/2023

10.19+	Consulting Agreement between Lyft, Inc. and Ashwin Raj, dated as of May 22, 2023.	10-Q	001-38846	10.4	8/09/2023

10.20+	Employment Letter Agreement between the registrant and Elaine Paul, dated as of November 26, 2021.	10-K	001-38846	10.14	2/28/2022

10.21+	Confidential Separation Agreement and General Release between Lyft, Inc. and Elaine Paul, dated as of May 19, 2023.	10-Q	001-38846	10.5	8/09/2023

10.22+	Consulting Agreement between Lyft, Inc. and Elaine Paul, dated as of May 19, 2023.	10-Q	001-38846	10.6	8/09/2023

10.23(i)	Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of April 8, 2016 as amended on September 27, 2017, May 31, 2018, June 11, 2018 and September 24, 2018.	S-1/A	333-229996	10.14	3/18/2019

10.23(ii)	Fifth Amendment to Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of November 18, 2019.	10-K	001-38846	10.14(ii)	2/28/2020

10.23(iii)	Sixth Amendment to Office Lease between Lyft, Inc. and SPF China Basin Holdings, LLC, dated as of March 27, 2023.	10-Q	001-38846	10.5	5/08/2023

10.24	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	5/15/2020

10.25(i)	Revolving Credit Agreement, dated as of November 3, 2022, by and among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A, as the administrative agent	8-K	001-38846	10.1	11/07/2022

10.25(ii)	Amendment No. 1 to Revolving Credit Agreement, dated as of December 12, 2023, by and among the Company, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders party thereto.	8-K	001-38846	10.1	12/14/2023

21.1	List of subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Executive Compensation Clawback Policy, as amended and restated as of October 2, 2023.

101
The following financial information from Lyft, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2023, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Balance Sheets as of December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2023, 2022, and 2021; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Lyft, Inc’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).
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

LYFT, INC.

Date: February 20, 2024	By:	/s/ John David Risher
John David Risher
Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John David Risher and Erin Brewer, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John David Risher	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
John David Risher

/s/ Erin Brewer	Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Erin Brewer
/s/ Lisa Blackwood-Kapral	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
Lisa Blackwood-Kapral
/s/ Logan Green	Chair	February 20, 2024
Logan Green
/s/ John Zimmer	Vice Chair	February 20, 2024
John Zimmer
/s/ Prashant (Sean) Aggarwal	Director	February 20, 2024
Prashant (Sean) Aggarwal
/s/ Jill Beggs	Director	February 20, 2024
Jill Beggs
/s/ Ariel Cohen	Director	February 20, 2024
Ariel Cohen
/s/ David Lawee	Director	February 20, 2024
David Lawee
/s/ David E. Stephenson	Director	February 20, 2024
David E. Stephenson
/s/ Betsey Stevenson	Director	February 20, 2024
Betsey Stevenson
/s/ Janey Whiteside	Director	February 20, 2024
Janey Whiteside