Form 10-Q
period 2024-03-31
Lyft, Inc.
filed 2024-05-09
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 6, 2024, the number of shares of the registrant’s Class A common stock outstanding was 394,953,011 and the number of shares of the registrant’s Class B common stock outstanding was 8,530,629.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, capital expenditures, our ability to determine insurance, legal and other reserves and our ability to achieve and maintain profitability and positive free cash flows;
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
•our expectations concerning macroeconomic conditions, including the impact of inflation, uncertainty in the global banking and financial services markets and public health crises;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$507,918	$558,636
Short-term investments	1,157,729	1,126,548
Prepaid expenses and other current assets	883,133	892,235
Total current assets	2,548,780	2,577,419
Restricted cash and cash equivalents	144,698	211,786
Restricted investments	1,062,318	837,291
Other investments	39,290	39,870
Property and equipment, net	544,454	465,844
Operating lease right of use assets	95,074	98,202
Intangible assets, net	55,591	59,515
Goodwill	256,228	257,791
Other assets	15,992	16,749
Total assets	$4,762,425	$4,564,467
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$104,470	$72,282
Insurance reserves	1,390,952	1,337,868
Accrued and other current liabilities	1,580,509	1,508,855
Operating lease liabilities — current	43,267	42,556
Total current liabilities	3,119,198	2,961,561
Operating lease liabilities	124,796	134,102
Long-term debt, net of current portion	942,174	839,362
Other liabilities	84,925	87,924
Total liabilities	4,271,093	4,022,949
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of March 31, 2024 and December 31, 2023; 394,588,223 and 391,239,046 Class A shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively; 100,000,000 Class B shares authorized as of March 31, 2024 and December 31, 2023; 8,530,629 and 8,566,629 Class B shares issued and outstanding, as of March 31, 2024 and December 31, 2023	4	4
Additional paid-in capital	10,810,051	10,827,378
Accumulated other comprehensive income (loss)	(6,273)	(4,949)
Accumulated deficit	(10,312,450)	(10,280,915)
Total stockholders’ equity	491,332	541,518
Total liabilities and stockholders’ equity	$4,762,425	$4,564,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$1,277,201	$1,000,548
Costs and expenses
Cost of revenue	755,362	548,992
Operations and support	103,042	98,926
Research and development	100,023	196,904
Sales and marketing	145,472	115,941
General and administrative	236,253	256,540
Total costs and expenses	1,340,152	1,217,303
Loss from operations	(62,951)	(216,755)
Interest expense	(7,048)	(5,433)
Other income (expense), net	41,057	37,215
Loss before income taxes	(28,942)	(184,973)
Provision for (benefit from) income taxes	2,593	2,676
Net loss	$(31,535)	$(187,649)
Net loss per share, basic and diluted	$(0.08)	$(0.50)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	401,553	373,727
Stock-based compensation included in costs and expenses:
Cost of revenue	$6,016	$10,769
Operations and support	2,094	5,928
Research and development	29,832	93,505
Sales and marketing	4,204	11,684
General and administrative	37,952	58,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(31,535)	$(187,649)
Other comprehensive income (loss)
Foreign currency translation adjustment	507	49
Unrealized (loss) gain on marketable securities, net of taxes	(1,831)	1,414
Other comprehensive income (loss)	(1,324)	1,463
Comprehensive loss	$(32,859)	$(186,186)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
Issuance of common stock upon exercise of stock options	82	—	297	—	—	297
Issuance of common stock upon settlement of restricted stock units	7,985	—	—	—	—	—
Shares withheld related to net share settlement	(103)	—	(1,166)	—	—	(1,166)
Stock-based compensation	—	—	180,383	—	—	180,383
Other comprehensive income (loss)	—	—	—	—	1,463	1,463
Net loss	—	—	—	(187,649)	—	(187,649)
Balances as of March 31, 2023	378,119	$4	$10,514,527	$(10,128,244)	$(4,291)	$381,996

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	399,806	$4	$10,827,378	$(10,280,915)	$(4,949)	$541,518
Issuance of common stock upon exercise of stock options	257	—	1,924	—	—	1,924
Issuance of common stock upon settlement of restricted stock units	6,280	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(1,463)	—	—	(1,463)
Repurchase and retirement of common stock	(3,143)	—	(50,000)	—	—	(50,000)
Purchase of capped call	—		(47,886)	—	—	(47,886)
Stock-based compensation	—	—	80,098	—	—	80,098
Other comprehensive income (loss)	—	—	—	—	(1,324)	(1,324)
Net loss	—	—	—	(31,535)	—	(31,535)
Balances as of March 31, 2024	403,118	$4	$10,810,051	$(10,312,450)	$(6,273)	$491,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(31,535)	$(187,649)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	32,408	27,230
Stock-based compensation	80,098	180,383
Amortization of premium on marketable securities	64	80
Accretion of discount on marketable securities	(20,872)	(13,624)
Amortization of debt discount and issuance costs	804	666
(Gain) loss on sale and disposal of assets, net	(4,336)	(7,575)
Other	2,114	3,489
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	9,760	(1,115)
Operating lease right-of-use assets	7,055	18,978
Accounts payable	31,819	(4,295)
Insurance reserves	53,084	(63,647)
Accrued and other liabilities	8,486	(15,306)
Lease liabilities	(12,772)	(11,655)
Net cash provided by (used in) operating activities	156,177	(74,040)
Cash flows from investing activities
Purchases of marketable securities	(1,124,149)	(598,640)
Purchases of term deposits	(2,194)	—
Proceeds from sales of marketable securities	43,973	223,114
Proceeds from maturities of marketable securities	841,665	846,440
Proceeds from maturities of term deposits	3,539	5,000
Purchases of property and equipment and scooter fleet	(29,106)	(46,799)
Sales of property and equipment	24,181	20,256
Net cash (used in) provided by investing activities	(242,091)	449,371
Cash flows from financing activities
Repayment of loans	(20,572)	(21,145)
Proceeds from issuance of convertible senior notes	460,000	—
Payment of debt issuance costs	(11,888)	—
Purchase of capped call	(47,886)	—
Repurchase of Class A Common Stock	(50,000)	—
Payment for settlement of convertible senior notes due 2025	(350,000)	—
Proceeds from exercise of stock options and other common stock issuances	1,924	297
Taxes paid related to net share settlement of equity awards	(1,462)	(1,165)
Principal payments on finance lease obligations	(11,479)	(5,730)
Net cash used in financing activities	(31,363)	(27,743)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(528)	17
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(117,805)	347,605
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	771,786	391,822
End of period	$653,981	$739,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$507,918	$509,576
Restricted cash and cash equivalents	144,698	228,487
Restricted cash, included in prepaid expenses and other current assets	1,365	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$653,981	$739,427

Non-cash investing and financing activities
Financed vehicles acquired	$88,350	$98,373
Purchases of property and equipment and scooter fleet not yet settled	8,496	7,547
Right-of-use assets acquired under finance leases	11,956	5,367
Right-of-use assets acquired under operating leases	3,328	672
Remeasurement of finance and operating lease right of use assets	(3,659)	(8,105)
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the U.S. Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K.
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
The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
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

Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue in accordance with ASC 606 from licensing and data access, subscription fees, revenue from bikes and bike station hardware and software sales and revenue from arrangements to provide advertising services to third parties, which are not significant components of the Company's condensed consolidated revenues. The Company also generates rental revenue from Flexdrive and its network of Light Vehicles which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
The table below presents the Company’s revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue from contracts with customers (ASC 606)	$1,209,737	$952,697
Rental revenue (ASC 842)	67,464	47,851
Total revenue	$1,277,201	$1,000,548
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
The Company generates revenue from licensing and data access agreements. The Company is primarily responsible for fulfilling its promise to provide rideshare data and access to Flexdrive vehicles and bears the fulfillment risk, and the responsibility of providing the data, over the license period. The Company is acting as a principal in delivering the data and access licenses and presents revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, is determined by assigning the relative fair value, which approximates the stand alone selling price, to each of the performance obligations. Revenue is recorded upon delivery of the rideshare data and ratably over the quarter for access to fleet vehicles as the Company’s respective performance obligation is satisfied upon the delivery of each. These revenues are not significant to the Company's consolidated revenue.
The Company has arrangements to provide advertising services to third parties that are interested in reaching users of the Company's platform. These arrangements generally require the Company to provide advertising services over a fixed period of time for which revenue is recognized ratably over the contractual period. These revenues are not significant to the Company's consolidated revenue.

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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users and Light Vehicle partners, was $294.1 million and $315.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s allowance for credit losses was $12.3 million and $9.8 million as of March 31, 2024 and December 31, 2023, respectively.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of March 31, 2024 and December 31, 2023, the rider referral coupon liability was not material.
Light Vehicle Rider Incentives
Incentives offered to Light Vehicle riders were not material for the three months ended March 31, 2024 and 2023.
For the three months ended March 31, 2024, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $225.1 million as a reduction to revenue and $68.0 million as sales and marketing expense. For the three months ended March 31, 2023, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $303.7 million as a reduction to revenue and $23.3 million as sales and marketing expense.
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

Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of March 31, 2024, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
Similar to other long-lived assets discussed below, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $10.5 million during the quarter ended March 31, 2023. There was no such charge during the quarter ended March 31, 2024. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for further information.
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
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of March 31, 2024.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2022, the FASB issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions", which clarifies guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security to contractual restrictions that prohibit the sale of an equity security and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. Effective on January 1, 2024, the Company adopted this standard, which did not have a material impact on the condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures", which requires companies to provide disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. As it pertains to the financial statements, the final rules require the financial statement footnotes to include certain disclosures regarding the amounts of expenses (or capitalized costs) incurred that relate to severe weather events and other natural conditions, as well as other disclosures regarding the material impact on financial estimates and assumptions of severe weather events and other natural conditions or disclosed targets or transition plans. It also requires disclosure of financial statements amounts related to carbon offsets and renewable energy credits. In April 2024, the SEC issued an order staying these rules pending the completion of judicial review of litigation challenging the validity of the rules. The disclosures will be required at the earliest in the annual financial statements for the year ended December 31, 2025. The Company is currently evaluating the impact of this on its consolidated financial statements.
 3.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	March 31, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$97,623	$—	$—	$97,623
Money market deposit accounts	36,440	—	—	36,440
Certificates of deposit	158,723	91	(22)	158,792
Commercial paper	801,151	122	(590)	800,683
Corporate bonds	88,234	11	(31)	88,214
U.S. government securities	248,836	5	(58)	248,783
Total unrestricted cash equivalents and short-term investments	1,431,007	229	(701)	1,430,535
Restricted Balances(2)
Money market funds	48,529	—	—	48,529
Term deposits	2,194	—	—	2,194
Certificates of deposit	167,883	87	(31)	167,939
Commercial paper	694,143	109	(455)	693,797
Corporate bonds	61,388	5	(19)	61,374
U.S. government securities	233,221	5	(48)	233,178
Total restricted cash equivalents and investments	1,207,358	206	(553)	1,207,011
Total unrestricted and restricted cash equivalents and investments	$2,638,365	$435	$(1,254)	$2,637,546
_______________
(1)Excludes $235.1 million of cash, which is included within the $1.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $1.4 million of restricted cash, which is included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of March 31, 2024, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of March 31, 2024 were primarily related to the continued market volatility associated with uncertain economic outlook. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of March 31, 2024. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of March 31, 2024 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	March 31, 2024
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$73,224	$(53)
Corporate bonds	112,562	(50)
Commercial paper	588,835	(1,037)
U.S. government securities	260,275	(106)
Total available-for-sale debt securities in an unrealized loss position	$1,034,896	$(1,246)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Insurance-related accruals (1)	$665,972	$643,147
Legal and tax related accruals	270,639	296,336
Ride-related accruals	232,396	212,114
Insurance claims payable and related fees	50,442	52,609
Long-term debt, current	29,324	25,798
Other	331,736	278,851
Accrued and other current liabilities	$1,580,509	$1,508,855
_______________
(1)Refer to Note 2 "Summary of Significant Accounting Policies" above for more information on these insurance-related accruals.
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$38,552	$34,091
Gain (loss) on sale of securities, net	(50)	(115)
Sublease income	1,077	1,290
Foreign currency exchange gains (losses), net	(2,189)	859
Other, net(1)	3,667	1,090
Other income (expense), net	$41,057	$37,215
_______________
(1)In February 2024, the Company recorded a gain on extinguishment of $5.1 million in other income (expense) related to the repurchase of 2025 Notes. Refer to Note 7 "Debt" for more information on this transaction.

 4.    Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$97,623	$—	$—	$97,623
Certificates of deposit	—	158,792	—	158,792
Commercial paper	—	800,683	—	800,683
Corporate bonds	—	88,214	—	88,214
U.S. government securities	—	248,783	—	248,783
Total unrestricted cash equivalents and short-term investments	97,623	1,296,472	—	1,394,095
Restricted cash equivalents and investments(2)
Money market funds	48,529	—	—	48,529
Certificates of deposit	—	167,939	—	167,939
Commercial paper	—	693,797	—	693,797
Corporate bonds	—	61,374	—	61,374
U.S. government securities	—	233,178	—	233,178
Total restricted cash equivalents and investments	48,529	1,156,288	—	1,204,817
Total financial assets	$146,152	$2,452,760	$—	$2,598,912
_______________
(1)$235.1 million of cash and $36.4 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$1.4 million of restricted cash and $2.2 million of restricted term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, this balance is included within the $1.2 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$28,351	$—	$—	$28,351
Certificates of deposit	—	179,803	—	179,803
Commercial paper	—	918,531	—	918,531
Corporate bonds	—	29,172	—	29,172
U.S. government securities	—	232,008	—	232,008
Total unrestricted cash equivalents and short-term investments	28,351	1,359,514	—	1,387,865
Restricted cash equivalents and investments(2)
Money market funds	44,241	—	—	44,241
Certificates of deposit	—	145,109	—	145,109
Commercial paper	—	619,074	—	619,074
Corporate bonds	—	12,411	—	12,411
U.S. government securities	—	224,719	—	224,719
Total restricted cash equivalents and investments	44,241	1,001,313	—	1,045,554
Total financial assets	$72,592	$2,360,827	$—	$2,433,419

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
During the three months ended March 31, 2024, the Company did not make any transfers between the levels of the fair value hierarchy.
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
The following table provides a reconciliation of the Company's financial assets measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$5,884	$5,903
Additions	—	—
Change in fair value	—	—
Balance at end of period	$5,884	$5,903
 5.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 67 locations as of March 31, 2024. These leases are classified as operating leases. As of March 31, 2024, the remaining lease terms vary from approximately two months to six years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of March 31, 2024, the remaining lease terms vary between one month to five years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of March 31, 2024
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	March 31, 2024	December 31, 2023
Operating Leases
Assets
Operating lease right-of-use assets	$95,074	$98,202
Liabilities
Operating lease liabilities, current	$43,267	$42,556
Operating lease liabilities, non-current	124,796	134,102
Total operating lease liabilities	$168,063	$176,658

Finance Leases
Assets
Finance lease right-of-use assets(1)	$82,163	$80,933
Liabilities
Finance lease liabilities, current(2)	26,862	25,193
Finance lease liabilities, non-current(3)	60,712	61,321
Total finance lease liabilities	$87,574	$86,514

Weighted-average remaining lease term (years)
Operating leases	4.4	4.5
Finance leases	3.2	3.4
Weighted-average discount rate
Operating leases	6.8%	6.7%
Finance leases	6.6%	6.7%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets and is primarily related to Flexdrive.
(2)This balance is included within other current liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating Leases
Operating lease cost	$10,004	$11,558

Finance Leases
Amortization of right-of-use assets	6,306	3,832
Interest on lease liabilities	1,346	408

Other Lease Costs
Short-term lease cost	945	978
Variable lease cost (1)	2,592	2,239
Total lease cost	$21,193	$19,015
_______________
(1)Consists primarily of common area maintenance and taxes and utilities for real estate leases.
Sublease income was $1.1 million for the three months ended March 31, 2024 and $1.3 million for the three months ended March 31, 2023. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the condensed consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,391	$14,983
Operating cash flows from finance leases	1,277	497
Financing cash flows from finance leases	11,479	5,730

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases	Total Leases
2024	$38,399	$23,778	$62,177
2025	48,773	30,408	79,181
2026	34,800	23,638	58,438
2027	29,835	10,006	39,841
2028	19,847	10,356	30,203
Thereafter	23,700	—	23,700
Total minimum lease payments	195,354	98,186	293,540
Less: amount of lease payments representing interest	(27,291)	(10,612)	(37,903)
Present value of future lease payments	168,063	87,574	255,637
Less: current obligations under leases	(43,267)	(26,862)	(70,129)
Long-term lease obligations	$124,796	$60,712	$185,508
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
 6.    Commitments and Contingencies
Noncancellable Purchase Commitments
In March 2018, the Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of March 31, 2024, the Company has made payments of $261.0 million under the amended arrangement.
In May 2019, the Company entered into a noncancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. The parties modified the commitment amounts and timing in April 2023 to reduce the Company's payment obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024. As of March 31, 2024, the Company has made payments totaling $30.0 million and capital equipment investments totaling $49.2 million under the arrangement.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. None of the outstanding letters of credit are collateralized by cash. As of March 31, 2024 and December 31, 2023, the Company had letters of credit outstanding of $59.1 million and $60.2 million, respectively.
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
On January 12, 2021, a group of petitioners led by labor union SEIU filed a separate lawsuit in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. SEIU then filed a similar lawsuit in Alameda County Superior Court on February 11, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS filed appeals to the California Court of Appeal. On March 13, 2023, the California Court of Appeal upheld Proposition 22 as constitutional, while severing two provisions that relate to future amendments of Proposition 22. On April 21, 2023, SEIU filed a petition for review to the California Supreme Court. On June 28, 2023, the California Supreme Court granted SEIU’s petition for review, and briefing is underway. The California Supreme Court has scheduled a hearing date for oral argument in this matter for May 21, 2024.

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
The New York Attorney General has alleged misrepresentations related to certain fees and related driver pay deductions, as well as misclassification of drivers and related labor law violations in New York. The Company has entered into an agreement to resolve this matter, under which New York drivers will receive new benefits and maintain their flexibility as independent contractors. The amount accrued for these matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. The Company filed a petition to challenge the assessment, and are awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
In June 2022, the California Employment Development Department ("EDD") opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2018 to 2020. The EDD issued an assessment on June 9, 2023 and subsequently issued an updated assessment on June 27, 2023. The Company filed a petition to challenge the assessment. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
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
The Federal Trade Commission (“FTC”) has alleged violations of Section 5 of the FTC Act in connection with certain advertising claims to drivers. The Company is cooperating with the FTC while seeking to resolve the matter. The Company disputes any allegations of wrongdoing. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
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
In the consolidated derivative action, at the parties’ joint request, the California federal court stayed the case on February 17, 2021. On January 19, 2024, the court lifted that stay and set a scheduling order. On March 26, 2024, the plaintiffs designated their operative complaint and the Company's motion to dismiss or responsive pleading is due on May 28, 2024.
On February 13, 2024, the Company published a press release announcing our financial results for the fourth quarter and fiscal year 2023 that was furnished with our Current Report on Form 8-K filed that same day. The press release contained a clerical error relating to the Company's forward-looking, non-GAAP directional commentary for fiscal year 2024 (the “Clerical Error”). The Clerical Error was promptly corrected on the Company's earnings call and in an updated press release, and the Company filed an amended 8-K. The U.S. Securities and Exchange Commission ("SEC") has requested information relating to the Clerical Error. The Company is responding voluntarily to the request.
On March 5, 2024, a putative class action, captioned Chen v. Lyft, Inc., et al., Case No.: 3:24-cv-1330, was filed against the Company, our principal executive officer, and principal financial officer, in the United States District Court for the Northern District of California. The putative class action alleges violations of the federal securities laws relating to the Clerical Error.
Although the Company believes the consolidated derivative action and putative class action are without merit and intends to vigorously defend against them, its chances of success on the merits are still uncertain and these matters present a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable and such accruals are recorded within accrued and other current liabilities on the condensed consolidated balance sheets.
 7.    Debt
Outstanding debt obligations as of March 31, 2024 were as follows (in thousands):

	Maturities	Interest Rates as of March 31, 2024	March 31, 2024	December 31, 2023
Convertible senior notes due 2025 (the "2025 Notes")	May 2025	1.50%	$388,998	$743,486
Convertible senior notes due 2029 (the "2029 Notes")	March 2029	0.625%	448,325	—
Non-revolving Loan	2024 - 2026	2.88% - 7.61%	1,641	3,115
Master Vehicle Loan	2024 - 2027	2.60% - 7.10%	132,534	118,559
Total long-term debt, including current maturities			$971,498	$865,160
Less: long-term debt maturing within one year			29,324	25,798
Total long-term debt			$942,174	$839,362
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense related to the 2025 Notes and 2029 Notes	$2,613	$2,803
Amortization of debt discount and issuance costs related to the 2025 Notes and 2029 Notes	804	824
Vehicle loans and other interest expense	3,631	1,806
Interest expense	$7,048	$5,433
Convertible Senior Notes due 2025
In May 2020, the Company issued $747.5 million aggregate principal amount of 1.50% convertible senior notes due 2025 (the "2025 Notes") pursuant to an indenture, dated May 15, 2020 (the “2025 Note Indenture”), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.
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
The initial conversion rate for the 2025 Notes is 26.0491 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $38.39 per share of the Class A common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2025 Note Indenture.
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
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2025 Note Indenture) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day;
•if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.
On or after February 15, 2025, the 2025 Notes will be convertible at the option of the holder until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company's Class A common stock or a combination of cash and shares of the Company's Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2025 Note Indenture.
Holders of the 2025 Notes who convert their 2025 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the 2025 Note Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the 2025 Note Indenture), holders of the 2025 Notes may require the Company to repurchase all or a portion of their 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
In February 2024, the Company, through privately negotiated agreements in connection with the issuance of the 2029 Notes (as defined below), repurchased approximately $356.8 million in aggregate principal amount of 2025 Notes for an aggregate repurchase price of approximately $350.0 million. The Company recognized this repurchase as an extinguishment of debt and recorded a gain on extinguishment of $5.1 million in other income (expense), net on the condensed consolidated statement of operations.
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of March 31, 2024, the unamortized debt discount and debt issuance cost of the 2025 Notes was $1.7 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended March 31, 2024 was 1.9%.
During the quarter ended March 31, 2024, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company's Class A common stock on March 31, 2024, the if-converted value of the 2025 Notes was $196.9 million, which would not exceed the outstanding principal amount.
Convertible Senior Notes due 2029
In February 2024, the Company issued $460.0 million aggregate principal amount of 0.625% convertible senior notes due 2029 (the "2029 Notes" together with the 2025 Notes, the "Notes") pursuant to an indenture, dated February 27, 2024 (the “2029 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee.
The 2029 Notes mature on March 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are senior unsecured obligations of the Company with interest payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, at a rate of 0.625% per year. The net proceeds from this offering were approximately

$448.2 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. The 2029 Notes were not issued at a substantial premium, therefore, the Company did not recognize an equity component at issuance.
The initial conversion rate for the 2029 Notes is 47.4366 shares of the Company’s Class A common stock per $1,000 principal amount of 2029 Notes, which is equivalent to an initial conversion price of approximately $21.08 per share of the Class A common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2029 Notes Indenture.
The 2029 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2028 only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending June 30, 2024 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2029 Notes Indenture) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;
•if the Company calls such 2029 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.
On or after December 1, 2028, the 2029 Notes will be convertible at the option of the holder until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligation by paying cash up to the aggregate principal amount of the 2029 Notes to be converted and by paying and/or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture.
Holders of the 2029 Notes who convert their 2029 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the 2029 Notes Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the 2029 Notes Indenture), holders of the 2029 Notes may require the Company to repurchase all or a portion of their 2029 Notes at a repurchase price equal to 100% of the principal amount of the 2029 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
Debt issuance costs related to the 2029 Notes totaled $11.8 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of March 31, 2024, the unamortized debt discount and debt issuance cost of the 2029 Notes was $11.7 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended March 31, 2024 was 1.16%.
During the quarter ended March 31, 2024, the 2029 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on March 31, 2024, the if-converted value of the 2029 Notes was $422.2 million, which would not exceed the outstanding principal amount.

The net carrying amounts of the Notes were as follows (in thousands):

	March 31, 2024	December 31, 2023
2025 Notes
Principal	$390,719	$747,498
Unamortized debt discount and debt issuance costs	(1,721)	(4,012)
Net carrying amount of liability component	$388,998	$743,486

2029 Notes
Principal	$460,000	$—
Unamortized debt discount and debt issuance costs	(11,675)	—
Net carrying amount of liability component	$448,325	$—
As of March 31, 2024, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes and the 2029 Notes were approximately $382.0 million and $538.3 million, respectively. The estimated fair value of the Notes were determined based on a market approach which was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.
The Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Calls”) with certain of the initial purchasers or their respective affiliates at a cost of approximately $132.7 million. The 2025 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2025 Notes sold in the offering. By entering into the 2025 Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2025 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the trading price of the Company's Class A common stock price exceeds the conversion price of the 2025 Notes. The cap price of the 2025 Capped Calls is initially $73.83 per share and is subject to certain adjustments under the terms of the 2025 Capped Calls.
In connection with the issuance of the 2029 Notes, the Company entered into privately negotiated capped call transactions (the “2029 Capped Calls" and together with the 2025 Capped Calls, the "Capped Calls”) with certain financial institutions at a cost of approximately $47.9 million. The 2029 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2029 Notes sold in the offering. By entering into the 2029 Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2029 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2029 Notes the trading price of the Company’s Class A common stock price exceeds the conversion price of the 2029 Notes. The cap price of the 2029 Capped Calls is initially $31.82 per share and is subject to certain adjustments under the terms of the 2029 Capped Calls.
The 2025 Capped Calls and the 2029 Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within shareholders’ equity.
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. On September 20, 2023, the Non-revolving Loan was amended, extending the Company's ability to draw through September 30, 2024 and reducing the borrowing capacity to $50.0 million though, as amended on June 21, 2021 and most recently on September 27, 2022, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan. As of March 31, 2024, $5.2 million had been drawn under the Non-revolving Loan and $44.8 million is remaining under the facility.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of March 31, 2024, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of March 31, 2024, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $1.6 million and $134.5 million, respectively, as of March 31, 2024 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. As of March 31, 2024, the Company made repayments of $20.6 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of March 31, 2024 were as follows (in thousands):

Remainder of 2024	$19,456
2025	426,874
2026	63,887
2027	12,956
2028	—
Thereafter	448,325
Total long-term debt outstanding	$971,498
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

As of March 31, 2024, the Company was in compliance with all covenants of the VPA. As of March 31, 2024, the outstanding borrowings from the interim financing under the VPA was $77.8 million which is included within accrued and other current liabilities on the condensed consolidated balance sheets.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider’s performance for any amount borrowed under the revolving credit facility. As of March 31, 2024, there was a $3.4 million exposure to loss under the terms of the guarantee.
Revolving Credit Facility & Other Financings
On November 3, 2022, Lyft, Inc. entered into a revolving credit agreement (the “Revolving Credit Agreement”) by and among the Company, as the borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto from time to time. The Company amended the Revolving Credit Agreement on December 12, 2023, and on February 21, 2024, entered into Amendment No. 2 to Revolving Credit Agreement to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage, which allows the Company to subtract the lesser of (i)(x) to the extent free cash flow for the most recently ended trailing four quarters is greater than $100.0 million, $300.0 million and (y) otherwise, $200.0 million and (ii) the amount of unrestricted cash and cash equivalents (as defined in Amendment No. 2 to the Revolving Credit Agreement) on its condensed consolidated balance sheets as of the calculation date and (b) permit the Company to repurchase up to a specified amount of the Company’s common stock with the proceeds of a convertible note offering.
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
The Revolving Credit Agreement contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, restrict the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions or other restricted payments, engage in transactions with affiliates, and make certain investments and acquisitions. The Revolving Credit Agreement also contains financial covenants that require the Company to maintain (a) a minimum liquidity amount of at least $1.5 billion, tested on a quarterly basis, commencing with the quarter ending December 31, 2022 through the quarter ending June 30, 2024, (b) a total net leverage ratio not to exceed 3.50:1.00 commencing with the quarter ending September 30, 2024 through the quarter ending December 31, 2024 and commencing with the quarter ending March 31, 2025, a ratio not to exceed 3.00:1.00 (with an increase to 3.50:1.00 if the Company has an acquisition for cash consideration greater than $75 million for the fiscal quarter during which such acquisition takes place and the three fiscal quarters immediately following such acquisition), and (c) a fixed charge coverage ratio of at least 1.25:1.00, commencing with the quarter ending September 30, 2024. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of representation or warranty or covenants, cross default to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the Revolving Credit Agreement becoming immediately due and payable and termination of the commitments.

The Company’s obligations under the Revolving Credit Agreement are guaranteed by certain of the Company’s present and future material domestic subsidiaries. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Revolving Credit Agreement are secured by a first priority interest on substantially all of the Company’s or such guarantor’s respective assets.
As of March 31, 2024, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
As of March 31, 2024, there were no other balances outstanding.
 8.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2023	30,091	$9.40	$449,994
Granted	1,070	15.13
Vested	(6,280)	11.25
Canceled	(1,323)	12.14
Nonvested units as of March 31, 2024	23,558	$9.01	$454,006
The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2024 and 2023 was $105.1 million and $90.2 million, respectively. In connection with RSUs that vested in the three months ended March 31, 2024, the Company withheld 81,657 shares and remitted cash payments of $1.5 million on behalf of the RSU holders to the relevant tax authorities.
As of March 31, 2024, the total unrecognized compensation cost was $128.2 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.2 years. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
Common Stock Repurchase
In connection with the issuance of the 2029 Notes in February 2024, the Company repurchased 3,142,678 shares of its Class A common stock from investors in privately negotiated transactions for an aggregate repurchase price of approximately $50.0 million. The shares were repurchased at fair value and the entire repurchase price was allocated to the repurchase of the shares. The par value of the shares retired is charged against common stock and the remaining repurchase price is allocated to additional paid-in capital on the condensed consolidated balance sheets. The Company retired the shares upon repurchase.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2023, 13,414,259 additional shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2024, an additional 3,998,056 shares of Class A common stock were reserved for issuance under the ESPP. As of March 31, 2024, 5,151,945 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP automatically increases on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

 9.    Income Tax
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
The Company recorded income tax expense of $2.6 million in the three months ended March 31, 2024, and $2.7 million in the three months ended March 31, 2023. The effective tax rate was (8.96)% for the three months ended March 31, 2024, and (1.45)% for the three months ended March 31, 2023. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2024 and December 31, 2023.
 10.    Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, RSUs, performance based restricted stock units ("PSUs"), the 2029 Notes, the 2025 Notes, and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(31,535)	$(187,649)
Weighted-average shares used in computing net loss per share, basic and diluted	401,553	373,727
Net loss per share, basic and diluted	$(0.08)	$(0.50)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	March 31,
	2024	2023
Restricted stock units	9,514	12,064
2025 Notes(1)	10,178	19,471
2029 Notes(1)	21,821	—
Performance based restricted stock units	14,044	13,704
Stock options	523	911
ESPP	203	983
Total	56,283	47,133
_______________
(1)In connection with the issuance of the Notes, the Company entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to reduce the potential dilution to the Company's Class A common stock (or, in the event a conversion of the Notes are settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the Notes the Company's Class A common stock price exceeds the conversion price of the Notes. Refer to Note 7 “Debt” to the condensed consolidated financial statements for further information.

 11.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three months ended March 31, 2024 and 2023.
 12.     Restructuring
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
As of March 31, 2024 and December 31, 2023, there were no restructuring-related liabilities.
 13.    Variable Interest Entities
VIEs Related to Light Vehicles
As part of its acquisition of PBSC, the Company acquired several joint ventures (“JVs”) which were deemed to be variable interest entities (“VIEs”) in accordance with ASC 810 Consolidation on the acquisition date. The Company determined that PBSC is the primary beneficiary of one of the acquired VIEs, in which it owns an 80% equity interest, as PBSC has the power to direct the majority of the activities of the VIE that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits. As PBSC is the primary beneficiary of the VIE, the assets, liabilities, non-controlling interest, revenues and operating results are included in the condensed consolidated financial statements. Subsequent to the acquisition, PBSC entered into additional joint ventures deemed to be VIEs which were accounted for under the equity method which were immaterial.
The acquisition date fair value of the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeds the carrying value and is recorded within other investments in the condensed consolidated balance sheets. The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make which was immaterial as of March 31, 2024.
Other than the VIE of which PBSC owns an 80% equity interest, the Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s condensed consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the quarter ended March 31, 2024.
Other VIEs
During the second quarter of 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board of directors of such company. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity's economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company's ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company's maximum exposure to the VIE. During the quarter ended March 31, 2024, the Company recognized an immaterial amount of equity earnings and there was no impairment of the investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our 2023 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.
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
Substantially all of our revenue is generated from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads, Gross Bookings and Rides increase, driving more revenue. We also generate revenue from licensing and data access agreements, the sale of bikes and bike station software and hardware sales, advertising services, riders renting Light Vehicles, drivers renting vehicles through Express Drive and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Lyft Pass programs.
Riders and drivers want and value choice, and we believe there remains an opportunity for growth in our marketplace. In September 2023, we launched Women+ Connect, a new feature that offers women and nonbinary drivers the option to turn on a preference within the Lyft App to prioritize matches with nearby women and nonbinary riders. In February 2024, we made the commitment to drivers that after external fees are subtracted, their guaranteed share of rider payments will be 70% or more each week. We are focused on delivering a great rideshare experience and will continue to innovate for drivers and riders, creating an increasingly differentiated service over time. We are committed to building a durable, healthy and profitable business for riders, drivers and shareholders.
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

Recent Developments
Transactions related to the issuance of the 2029 Notes
In February 2024, we entered into Amendment No. 2 to our Revolving Credit Agreement to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage, which allows the Company to subtract the lesser of (i)(x) to the extent free cash flow for the most recently ended trailing four quarters is greater than $100.0 million, $300.0 million and (y) otherwise, $200.0 million and (ii) the amount of unrestricted cash and cash equivalents (as defined in Amendment No. 2 to the Revolving Credit Agreement) on its condensed consolidated balance sheets as of the calculation date and (b) permit the Company to repurchase up to a specified amount of the Company’s common stock with the proceeds of a convertible note offering.
In February 2024, we completed an offering of $460 million aggregate principal amount of the 2029 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used the net proceeds of the offering to (1) repurchase a portion of our 2025 Notes concurrently with the pricing of the offering in separate and privately negotiated transactions with certain holders of its 2025 Notes, (2) pay the cost of the 2029 Capped Calls and (3) purchase approximately $50 million of the Class A common stock from institutional investors through one of the initial purchasers of the 2029 Notes or its affiliate, acting as Lyft’s agent, at a price per share equal to the last reported sale price of the Class A common stock on the Nasdaq Global Select Market on the date of the pricing of the 2029 Notes. Refer to Note 7 “Debt” and Note 8 "Common Stock" to the condensed consolidated financial statements for information regarding these transactions.

Financial and Operational Results for the Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2024	2023	2023 to 2024 % Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$1,277.2	$1,000.5	28%
Total costs and expenses	$1,340.2	$1,217.3	10%
Loss from operations	$(63.0)	$(216.8)	71%
Net loss	$(31.5)	$(187.6)	83%
Net loss as a percentage of revenue	(2.5)%	(18.8)%	87%
Net cash provided by (used in) operating activities	$156.2	$(74.0)	311%
Net cash (used in) provided by investing activities	$(242.1)	$449.4	(154)%
Net cash used in financing activities	$(31.4)	$(27.7)	13%

Key Metrics and Non-GAAP Financial Measures
Active Riders	21.9	19.6	12%
Rides	187.7	153.0	23%
Gross Bookings	$3,693.2	$3,050.7	21%
Adjusted EBITDA (1)	$59.4	$22.7	162%
Net loss as a percentage of Gross Bookings	(0.9)%	(6.2)%	85%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	1.6%	0.7%	129%
Adjusted Net Income (Loss)(1)	$60.0	$27.7	117%
Free cash flow(1)(2)	$127.1	$(120.8)	205%
___________
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
The increase in Gross Bookings in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due primarily to Rides growth which benefited from increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, and continued improvements in marketplace health.
The improvements in net loss as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 were due primarily to increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, as well as our cost-restructuring efforts initiated in previous years which helped us to partially offset the impact of increasing insurance costs and competitive pricing to net loss and Adjusted EBITDA.
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
The increase in Rides in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due primarily to our improved marketplace health, which resulted in an increase in Active Riders and increased ride frequency.
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
The increase in the number of Active Riders in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due primarily to our improved marketplace health and competitive pricing.
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
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023, except as described below.

Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.
Components of Results of Operations
Revenue Recognition
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from bikes and bike station hardware and software sales, revenue from licensing and data access agreements and revenue from arrangements to provide advertising services to third parties that are interested in reaching users of our platform. Revenue derived from these offerings is recognized in accordance with ASC 606 as described in the Critical Accounting Estimates above and in Note 2 of the notes to our condensed consolidated financial statements.
Revenue also consists of rental revenues recognized through leases or subleases primarily from Flexdrive and our network of Light Vehicles, which includes revenue generated from single-use ride fees paid by riders of Light Vehicles. Revenue derived from these offerings is recognized in accordance with ASC 842 as described in the Critical Accounting Estimates above and in Note 2 of the notes to our condensed consolidated financial statements.
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
Interest Expense
Interest expense consists primarily of interest incurred on our 2025 Notes and 2029 Notes, as well as the related amortization of deferred debt issuance costs and debt discount. Interest expense also includes interest incurred on our Non-Revolving Loan and our Master Vehicle Loan.

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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$1,277,201	$1,000,548
Costs and expenses
Cost of revenue	755,362	548,992
Operations and support	103,042	98,926
Research and development	100,023	196,904
Sales and marketing	145,472	115,941
General and administrative	236,253	256,540
Total costs and expenses	1,340,152	1,217,303
Loss from operations	(62,951)	(216,755)
Interest expense	(7,048)	(5,433)
Other income (expense), net	41,057	37,215
Loss before income taxes	(28,942)	(184,973)
Provision for (benefit from) income taxes	2,593	2,676
Net loss	$(31,535)	$(187,649)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023

Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	59.1	54.9
Operations and support	8.1	9.9
Research and development	7.8	19.7
Sales and marketing	11.4	11.6
General and administrative	18.5	25.6
Total costs and expenses	104.9	121.7
Loss from operations	(4.9)	(21.7)
Interest expense	(0.6)	(0.5)
Other income (expense), net	3.2	3.7
Loss before income taxes	(2.3)	(18.5)
Provision for (benefit from) income taxes	0.2	0.3
Net loss	(2.5)%	(18.8)%
Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023
Revenue

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except for percentages)
Revenue	$1,277,201	$1,000,548	28%
Revenue increased $276.7 million, or 28%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an increase of 23% in Rides and 12% in Active Riders as we benefited from increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, and continued improvements in marketplace health. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $78.6 million for the quarter ended March 31, 2024 as compared to the same quarter in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of Light Vehicles.
Cost of Revenue

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except for percentages)
Cost of revenue	$755,362	$548,992	38%
Cost of revenue increased $206.4 million, or 38%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was due primarily to a $194.5 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected paid losses across the commercial auto industry as well as an increase in ride volume. There was also an increase of $21.3 million in transaction fees driven by higher ride volume. In addition, the increases were partially offset by a decrease of $12.0 million in Light Vehicle related costs.
We expect to see cost of revenue increase in the near term on a year-over-year basis due to higher insurance costs driven by uncertainties of recent economic factors.

Operations and Support

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except for percentages)
Operations and support	$103,042	$98,926	4%
Operations and support expenses were relatively flat in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Operations and support expenses included a $10.9 million decrease in facilities costs driven by restructuring events initiated in prior years, which included reductions in headcount and the cease use of certain facilities. These decreases were more than offset by increases of $10.0 million in Light Vehicle fleet operations support costs and $8.3 million in driver onboarding costs and rider and driver support costs.
Research and Development

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except for percentages)
Research and development	$100,023	$196,904	(49)%
Research and development expenses decreased $96.9 million, or 49%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to a $63.7 million decrease in stock-based compensation and a $29.4 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events initiated in prior years.
Sales and Marketing

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except for percentages)
Sales and marketing	$145,472	$115,941	25%
Sales and marketing expenses increased $29.5 million, or 25%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to a $44.7 million increase in rider, driver and Light Vehicle rider incentive programs. This increase was partially offset by decreases of $7.5 million in stock-based compensation and $5.5 million in personnel-related costs driven by a reduction in headcount after the restructuring events initiated in prior years.

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except for percentages)
General and administrative	$236,253	$256,540	(8)%
General and administrative expenses decreased $20.3 million, or 8%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to a $20.5 million decrease in stock-based compensation costs and a $10.7 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events initiated in prior years. There was also $7.6 million in restructuring costs related to impairment charges related to real estate lease right-of-use assets and accelerated depreciation incurred in the first quarter of 2023. In addition, there were decreases of $4.2 million in certain loss contingencies including legal and tax accruals and settlements and $4.0 million in consulting and advisory costs. These decreases were partially offset by increases of $15.3 million in an accrual for self-retained general business liabilities, $6.4 million in bad debt expense and $5.5 million in claims administration fees.
Interest Expense

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except for percentages)
Interest expense	$(7,048)	$(5,433)	30%
Interest expense increased $1.6 million, or 30%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Other Income (Expense), Net

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except for percentages)
Other income (expense), net	$41,057	$37,215	10%
Other income (expense), net increased $3.8 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to a $5.1 million gain on extinguishment related to the repurchase of 2025 Notes and a $4.5 million increase in interest income in the first quarter of 2024 compared to the same period in 2023 due to higher returns on investments related to the Federal Reserve's increases in interest rates. These increases were partially offset by a $3.0 million decrease due to foreign currency exchange.

Non-GAAP Financial Measures

	Three Months Ended March 31,
	2024	2023	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$1,277.2	$1,000.5	28%
Net loss	$(31.5)	$(187.6)	83%
Net loss as a % of revenue	(2.5)%	(18.8)%
Net cash provided by (used in) operating activities	$156.2	$(74.0)	311%
Net cash (used in) provided by investing activities	$(242.1)	$449.4	(154)%
Net cash used in financing activities	$(31.4)	$(27.7)	13%

Key Metrics and Non-GAAP Financial Measures
Gross Bookings	$3,693.2	$3,050.7	21%
Adjusted EBITDA	$59.4	$22.7	162%
Net loss as a percentage of Gross Bookings	(0.9)%	(6.2)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	1.6%	0.7%
Adjusted Net Income (Loss)	$60.0	$27.7	117%
Free cash flow(1)	$127.1	$(120.8)	205%
_______________
(1)Free cash flow is defined as net cash provided by (used in) operating activities less purchases of property and equipment and scooter fleet.
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
•sublease income;
•restructuring charges, if any;
•net amount from claims ceded under the Reinsurance Agreement, if any;
•transaction costs related to certain legacy auto insurance liabilities, if any; and
•costs related to acquisitions and divestitures, if any.
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is calculated by dividing Adjusted EBITDA for a period by Gross Bookings for the same period.

We announced restructuring plans in the fourth quarter of 2022 and second quarter of 2023 to reduce operating expenses. We believe the costs associated with the restructurings are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Adjusted EBITDA is useful to investors by enabling them to better assess our ongoing operating performance and provide for better comparability with our historically disclosed Adjusted EBITDA amounts. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding these restructuring plans.
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
For more information regarding the limitations of Adjusted EBITDA, Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) and a reconciliation of net loss to Adjusted EBITDA, see the section titled “Reconciliation of Non-GAAP Financial Measures”.
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
•restructuring charges, if any;
•net amount from claims ceded under the Reinsurance Agreement, if any;
•transaction costs related to certain legacy auto insurance liabilities, if any;
•costs related to acquisitions and divestitures, if any; and
•impairment charges, if any.
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
Net loss is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2024	2023

Net loss	$(31.5)	$(187.6)
Adjusted to exclude the following:
Interest expense(1)	8.5	5.9
Other (income) expense, net	(41.1)	(37.2)
Provision for (benefit from) income taxes	2.6	2.7
Depreciation and amortization	32.4	27.2
Stock-based compensation	80.1	180.4
Payroll tax expense related to stock-based compensation	7.4	6.2
Sublease income	1.1	1.3
Restructuring charges(2)	—	23.9
Adjusted EBITDA(3)	$59.4	$22.7
Gross Bookings	$3,693.2	$3,050.7
Net loss as a percentage of Gross Bookings	(0.9)%	(6.2)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	1.6%	0.7%
_______________
(1)Includes $1.4 million related to the interest component of vehicle-related finance leases in the three months ended March 31, 2024. Includes $0.4 million related to the interest component of vehicle-related finance leases in the three months ended March 31, 2023. Refer to Note 5 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle-related finance leases.
(2)In the first quarter of 2023, we incurred restructuring charges of $4.3 million of severance and other employee costs and $19.6 million related to right-of-use-asset impairments and other costs due to ongoing transformational initiatives. Restructuring related charges for stock-based compensation of $0.2 million and accelerated depreciation of $0.3 million are included on their respective line items. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plan announced in November 2022.
(3)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net loss is the most directly comparable financial measure to Adjusted Net Income (Loss). The following table provides a reconciliation of net loss to Adjusted Net Income (Loss) (in millions):

	Three Months Ended March 31,
	2024	2023

Net loss	$(31.5)	$(187.6)
Adjusted for the following:
Amortization of intangible assets	4.1	4.5
Stock-based compensation	80.1	180.4
Payroll tax expense related to stock-based compensation	7.4	6.2
Restructuring charges(1)	—	24.2
Adjusted Net Income (Loss)(2)	$60.0	$27.7
_______________
(1)In the first quarter of 2023, we incurred restructuring charges of $4.3 million of severance and other employee costs, $19.6 million related to right-of-use asset impairments and other costs and $0.3 million related to accelerated depreciation of certain fixed assets due to ongoing transformational initiatives. In addition, restructuring related charges for the stock-based compensation of $0.2 million are included on their respective line items. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plan announced in November 2022.
(2)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net cash provided by (used in) operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended March 31,
	2024	2023

Net cash provided by (used in) operating activities	$156.2	$(74.0)
Less: purchases of property and equipment and scooter fleet	(29.1)	(46.8)
Free cash flow(1)	$127.1	$(120.8)
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash provided by (used in) operating activities	$156,177	$(74,040)
Net cash (used in) provided by investing activities	(242,091)	449,371
Net cash used in financing activities	(31,363)	(27,743)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(528)	17
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(117,805)	$347,605
Operating Activities
Cash provided by operating activities was $156.2 million for the three months ended March 31, 2024, which consisted of a net loss of $31.5 million primarily offset by changes in working capital of $97.4 million. The year over year decrease in net loss from $187.6 million to $31.5 million was a result of increase in our revenues and the actions we have taken to reduce our operating expenses. Net loss was also offset by non-cash adjustments for stock-based compensation expense of $80.1 million, which decreased year over year due to a reduction in headcount driven by the restructuring activities initiated in prior years, and depreciation and amortization expense of $32.4 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to the prior year and an increase in ride volume in the first quarter of 2024 compared to previous quarters and (ii) an increase in accounts payable which was primarily due to the timing of insurance claim payments.
Cash used in operating activities was $74.0 million for the three months ended March 31, 2023 which consisted of a net loss of $187.6 million and changes in working capital of $(77.0) million. Net loss was offset by non-cash stock-based compensation expense of $180.4 million and depreciation and amortization expense of $27.2 million. The changes in working capital were primarily driven by (i) a decrease in our insurance reserves as insurance payments outpaced accruals in the period, which was offset by (ii) impairments of operating lease right-of-use assets as part of the restructuring activities initiated in the fourth quarter of 2022.
Investing Activities
Cash used in investing activities was $242.1 million for the three months ended March 31, 2024, which primarily consisted of proceeds from sales and maturities of marketable securities of $0.9 billion. This was partially offset by purchases of marketable securities of $1.1 billion.
Cash provided by investing activities was $449.4 million for the three months ended March 31, 2023, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.1 billion. This was partially offset by purchases of marketable securities of $598.6 million.
Financing Activities
Cash used in financing activities was $31.4 million for the three months ended March 31, 2024, which primarily consisted of repayment of loans of $20.6 million and principal payments on finance lease obligations of $11.5 million. This also included a net cash inflow of $0.2 million related to transactions related to the issuance of our 2029 Notes which included $460.0 million in proceeds from the issuance of the 2029 Notes and expenditures of $350.0 million related to the settlement of the 2025 Notes, $50.0 million related to the repurchase of Class A Common Stock, $47.9 million related to the purchase of capped calls and $11.9 million in payments of debt issuance costs.
Cash used in financing activities was $27.7 million for the three months ended March 31, 2023, which primarily consisted of repayment of loans of $21.1 million and principal payments on finance lease obligations of $5.7 million.
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of approximately $507.9 million and short-term investments of approximately $1.2 billion, exclusive of restricted cash, cash equivalents and investments of $1.2 billion, and a revolving credit facility in an aggregate principal amount of $420 million as described below. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper, corporate bonds and U.S. government securities that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds, term deposits and U.S. government securities, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit. That portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
On November 3, 2022, we entered into a Revolving Credit Agreement with certain lenders which provides for a $420 million senior secured revolving secured credit facility ("Revolving Credit Facility") maturing on the earlier of (i) November 3, 2027 and (ii) February 13, 2025, if, as of such date, our Liquidity (as defined in the Revolving Credit Agreement) minus the aggregate principal amount of the 2025 Notes outstanding on such date is less than $1.25 billion. We are obligated to pay interest on loans under the Revolving Credit Facility and other customary fees for a credit facility of this size and type, including an upfront fee and an unused commitment fee. The interest rate for the Revolving Credit Facility is determined based on calculations using certain market rates as set forth in the Revolving Credit Agreement. In addition, the Revolving Credit Facility contains restrictions on payments including cash payments of dividends. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit. We entered into Amendment No. 1 to the Revolving Credit Facility on December 12, 2023 and Amendment No. 2 on February 21, 2024 which amended the existing agreement to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage, which allows us to subtract the lesser of (i)(x) to the extent free cash flow for the most recently ended trailing four quarters is greater than $100.0 million, $300.0 million and (y) otherwise, $200.0 million and (ii) the amount of unrestricted cash and cash equivalents (as defined in the Amended Agreement) on our condensed consolidated balance sheets as of the calculation date and (b) permit us to repurchase up to a specified amount of our common stock with the proceeds of a convertible note offering.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2024 and December 31, 2023 were $1.1 billion and $837.3 million, respectively.
We have $1.7 billion in unrestricted cash and cash equivalents and short-term investments as of March 31, 2024. We also have the ability to borrow an aggregate principal amount of up to $420.0 million under the Revolving Credit Facility, none of which has been drawn as of March 31, 2024, and $59.1 million in letters of credit were issued under the Revolving Credit Facility as of March 31, 2024. We believe that this provides sufficient liquidity to meet our working capital and capital expenditures needs for at least the next 12 months. In the quarter ended March 31, 2024, we reported a second consecutive quarter of positive free cash flow. We plan to continue to actively manage and optimize our cash balances and liquidity, capital expenditures, working capital and operating expenses. In particular, we continue to actively monitor the impact of the uncertain macroeconomic environment, including tightening credit markets, inflation and changing interest rates and have made adjustments to our expenses and cash flow which include headcount reductions announced in the fourth quarter of 2022 and second quarter of 2023. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in the first quarter of 2023. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding these reductions in workforce.

Our future capital requirements will depend on many factors, including, but not limited to our growth, the effectiveness of our efforts to align our expenses with our current operating needs, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to invest further in EVs in order to achieve compliance with the California Clean Miles Standard which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030; the Massachusetts’ Climate Bill; New York City's goal to get to 100% of rideshare rides in EVs or wheelchair accessible vehicles by 2030, and the City of Toronto’s push to bring the industry to 100% electric by 2030. From time to time, we have and we may in the future seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. The terms of any additional financings or refinancings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Contractual Obligations and Commitments
As of March 31, 2024, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant.
As of March 31, 2024, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.7 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and a term deposit, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.2 billion. As of March 31, 2024, we had long-term debt of $971.5 million, 40% of which consisted of the fixed-rate 2025 Notes we issued in May 2020, and 46% of which consisted of the fixed-rate 2029 Notes we issued in February 2024. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations due to immateriality.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of such date, due to the deficiency as described below, our disclosure controls and procedures were not effective at a reasonable assurance level.
In the previous period, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, due to a deficiency related to the review of our forward-looking, non-GAAP directional commentary for fiscal year 2024 that resulted in a clerical error (the “Clerical Error”) in our press release announcing our financial results for the fourth quarter and fiscal year 2023 which was furnished with our Current Report on Form 8-K dated February 13, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level. The Clerical Error was promptly corrected on our earnings call and in an updated press release and supplemental slides on February 13, 2024 and in an amendment to the Form 8-K filed with the SEC on February 14, 2024. The Clerical Error is unrelated to our internal control over financial reporting. In order to remediate the deficiency, we have designed and implemented control activities related to the review of forward-looking directional commentary. The deficiency will not be considered remediated until the applicable remediated disclosure controls operate for a sufficient period of time and management has concluded, through testing, that these disclosure controls are operating effectively. Therefore, this deficiency remains unremediated as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of Legal Proceedings in Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our business and results of operations are subject to global economic conditions. Deteriorating macroeconomic conditions, including slower growth or recession, inflation and related increases in interest rates, increases to fuel and other energy costs or vehicle costs, changes in the labor market or decreases in consumer spending power or confidence, are likely to result in decreased discretionary spending and reduced demand for our platform. Further, changes in corporate spending, including cost-cuts and layoffs, may adversely impact business travel, commuting and other business-related expenditures and impact our Lyft Business customers. In addition, uncertainty and volatility in the banking and financial services sectors, inflation and higher interest rates, increased fuel and other energy costs, increased labor and benefits costs and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. For example, inflation has increased in recent years and is expected to further increase medical costs and vehicle repair costs, including increased prices of new and used vehicle parts, which has resulted in increases in our insurance costs. Similarly, these factors, as well as increased fuel costs, increase our costs as well as costs for drivers on our platform. Many of these factors are out of our control and make it difficult to accurately forecast gross bookings, revenues and operating results, particularly in the long-term, and could negatively affect our ability to meet our target operating performance and our (and our strategic partners’) ability to make decisions about future investments and strategies. Further, we may need to make changes to our business to respond to these conditions and be able to compete effectively. For example, as a result of the increase in gas prices at certain points in 2022, in order to support drivers on our platform, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. Similarly, we have adjusted our pricing in response to competitive pressures caused by changes in our marketplace, which has in the past contributed to a decline in our revenue and may cause a decline in revenue in future quarters. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue, financial condition and results of operations.
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
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. Through the acquisition of PBSC Urban Solutions Inc. ("PBSC") in May 2022, we expanded our business to include licensing of certain of our technology and sales of bikes and stations. In recent periods, we have also reevaluated and changed our cost structure and focused our business model. For example, in February 2023, we closed the sale of our vehicle service center business and we have announced that we are considering strategic alternatives for our Light Vehicles business. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced and expect to face include our ability to:
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
•effectively manage our growth and business operations;
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
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington and implementation of operational changes as part of an agreement with the New York Attorney General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of March 31, 2024, we had $128.2 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.2 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
As our business evolves, our revenue growth rates and results of operations will fluctuate due to a number of reasons, which may include changes in the macroeconomic environment, slowing demand for our offerings, increasing competition or changes in market dynamics, a decrease in the growth of our overall market or market saturation, public health crises, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
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
Our results of operations vary and are difficult to predict from period-to-period, which could cause the trading price of our Class A common stock to decline.
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
Prior to COVID-19, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is relatively new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. In July 2023, we announced that we are exploring strategic alternatives for our Light Vehicles business. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases. In response to the COVID-19 pandemic, we paused our Shared Rides offerings, and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures. We had to suspend or discontinue these offerings from time to time due to various concerns. In the event of significant public health concerns, such as COVID-19, or other events beyond our control, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, longer-term behavioral and social shifts due to the COVID-19 pandemic, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, we now offer Shared Rides exclusively in connection with business-to-business partnerships and only in select markets. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. In addition, in connection with a settlement with the New York Attorney General, the Company is implementing certain operational changes that may entail increased costs. Further, other jurisdictions may adopt similar laws and regulations, which would likely increase our expenses. Ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 6, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions, and we may incur significant expenses to resolve the matters at issue in the litigation. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been and will continue to be critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms and pricing policies, the quality of our service, including timely pick-ups, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. We have experienced volatility in the health of our overall marketplace, and demand for our platform has not returned to pre-COVID-19 pandemic levels in all markets. We cannot predict whether these impacts will continue, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles, our business, financial condition and results of operations could be adversely affected.
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
We have, from time to time, sold portions of retained insurance risk to third-parties, including as described in the “Insurance Reserves” subheading in Note 6, Supplemental Financial Statement Information to the consolidated financial statements included in our Annual Report on Form 10-K. These transactions may cause us to incur additional expenses in the total cost of this risk, and we are subject to recapture of the risk if any third party reinsurer were to default on their reinsurance obligation.
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
•a failure to operate our business in a way that is consistent with our stated values and mission, including modification or discontinuation of our community or sustainability programs, illegal or otherwise inappropriate behavior by our management team or other employees or contractors, or negative perception of our treatment of employees;

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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of algorithms to set dynamic prices for riders and earnings for drivers that are dependent on various factors, such as the route, time of day, and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. These actions may adversely affect our business and financial results and may not have the desired benefits. At times, in certain geographic markets, we have offered, and may continue to offer, driver incentives that cause the total amount of the fare that a driver retains, combined with the driver incentives a driver receives from us, to increase, at times meeting or exceeding the amount of gross bookings we generate for a given ride. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing limitations during government declared States of Emergency have imposed limits on prices for certain services, and state and local laws and regulations have imposed minimum earnings standards for drivers, which, at times, have caused us to increase prices in certain markets, including California, New York and Washington. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as our earnings commitment, subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. To the extent any strategies, initiatives or modifications to our pricing methodologies lead to real or perceived harm to driver earnings, our ability to attract or retain qualified drivers may be adversely affected. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in loss of market share, negative public perception and harm to our reputation.
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
Our business involves the collection, storage, transmission and other processing of our users’ personal data and other sensitive data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business, including intellectual property, and similar information we receive from third parties. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities we maintain or use in our business through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing rider names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce our employees, partners, customers or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches or incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are common and sophisticated actors can mask their attacks, making them difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.
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
Any actual or perceived breach or incident affecting us or other parties with which we share data or are processing data on our behalf could interrupt our operations, result in our platform being unavailable or otherwise disrupted, result in loss, alteration, unavailability or unauthorized use, disclosure or other processing of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in regulatory investigations and other proceedings, private claims, demands, litigation and other proceedings, loss of our ability to accept credit or debit card payments, increased card processing fees, and other significant legal, regulatory and financial exposure and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. In addition, any actual or perceived compromise, breach or incident impacting autonomous vehicles, whether through our platform or our competitors’, could result in legal, regulatory and financial exposure and lead to loss of rider confidence in our platform, which could significantly undermine our business. Further, any cyberattacks directed toward, or breaches or incidents impacting, our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.
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
We currently host our platform and support our operations using Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cyber attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.
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
•our failure to increase the number of riders who engage with Lyft Media;
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
•any uncertainty related to third party agreements to manage, sell ads, or otherwise to provide services to products in the Lyft Media ecosystem;
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
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. For example, in September 2023, we launched Women+ Connect, an offering with a goal of increasing women drivers on the platform by helping match women and nonbinary drivers with women and nonbinary passengers. Additionally, in February 2024, we launched a driver earnings commitment where we promise a driver will earn at least 70% of weekly passenger payments after external fees. If a driver’s weekly earnings are below the 70% commitment, they will receive a true-up payment for the difference. Any significant inability to deliver on the commitment could lead to brand and reputational harm and create potential legal risk. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.
Developing and launching new offerings or enhancements to the existing offerings on our platform involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future drivers and riders, increases in operational complexity, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand and the number of drivers using our platform), our dependence on strategic commercial partnerships, and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant up-front capital investments and such investments may not generate sufficient returns on investment. Further, from time to time we may reevaluate, discontinue and/or reduce these investments and decide to discontinue one or more offerings. For example, we shut down our vehicle services offering and parking offering, which were initially launched in 2021. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.
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
If we fail to effectively balance driver supply and rider demand on our Wait & Save and Priority Pickup offerings, our business, financial condition and results of operations could be adversely affected.
If we fail to efficiently balance driver supply and rider demand on our Wait & Save and Priority Pickup offerings and manage the related pricing methodologies and logistics, our business, financial condition and results of operations could be adversely affected. Wait & Save enables riders to opt for a longer wait time but pay a lower fare than for a Standard ride, while drivers earn the same as they do for a Standard ride. Priority Pickup enables riders to pay an additional fee for prioritized ride matching with the goal of achieving a shorter wait time. Both Priority Pickup and Wait & Save allow for the rider to be matched with the best-located driver and involve inherent challenges in predicting the future location of drivers. Accordingly, if our algorithms are unable to consistently match Wait & Save and Priority Pickup riders, or with appropriate drivers, then our business, financial condition and results of operations could be adversely affected.
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
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” which refers to the frequent release of our software code, sometimes multiple times per day. This practice increases the risk that errors and vulnerabilities are present in the software code underlying our platform. The third-

party software that we incorporate into our platform may also be subject to errors or vulnerability. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity, a loss of users or loss of revenue and access or other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or incident. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects or vulnerabilities could adversely affect our business, financial condition and results of operations as well as negatively impact our reputation or brand.
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
•complying with varying laws and regulatory standards, including with respect to privacy, data protection, cybersecurity, tax, trade compliance, anti-bribery and anti-corruption, and local regulatory restrictions and disclosure requirements;
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 6. Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. On January 10, 2024, the U.S. Department of Labor issued a new final rule containing interpretive guidance for the classification of workers as employees or independent contractors, reverting back to a multi-factor “economic realities” test to determine if a worker was properly classified under the federal Fair Labor Standards Act (“FLSA”). The rule became effective on March 11, 2024. On June 13, 2023, the National Labor Relations Board (“NLRB”) issued a ruling in Atlanta Opera, reverting back to a more expansive federal test for classifying independent contractors under the National Labor Relations Act (“NLRA”), the federal law that governs collective bargaining. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, as applicable, but our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, related to driver classification matters, could harm our business, financial condition and results of operations, including as a result of:
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
Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration on a state-by-state basis, as well as between state and federal law or between U.S. and foreign law, there is a risk that some or all of our arbitration provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If our arbitration agreements were found to be unenforceable, in whole or in part, or specific claims are required to be exempted from arbitration, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition and results of operations.
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
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause errors in our reporting. For example, our management determined that the clerical error in our forward-looking, non-GAAP directional commentary for fiscal year 2024 contained in our initial press release issued on February 13, 2024 resulted in the conclusion that our disclosure controls and procedures were not effective as of December 31, 2023 at a reasonable assurance level. While we have taken actions to remediate the deficiency that we believe resulted in the error, failure of our disclosure controls and procedures or internal control over financial reporting to be effective could cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. We may also be subject to public scrutiny, regulatory inquiries and legal proceedings if such failure results in an error in our financial reporting. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
We have established environmental programs, such as requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change policies such as California’s Clean Miles Standard and Incentive Program and California SB 253 and SB 261, which impose greenhouse gas and EV requirements on our industry, and efforts to meet those requirements as well as failure to do so could have adverse impacts on our costs and ability to operate in California, as well as public goodwill towards our company. Massachusetts, New York City and Toronto are developing or have developed and implemented rules to address the environmental impact of rideshare, and other jurisdictions are likely to consider similar rules and regulations in the future.
In addition, the SEC recently adopted climate rules that will require disclosure regarding climate related information in our annual report, including material climate related risks, greenhouse gas emissions, material climate related goals and targets as well as governance related to climate related risks. These rules have been voluntarily stayed by the SEC pending judicial review, but, if implemented, will require significant management time and attention as well as increased compliance costs. We often advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators, and any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of transportation network companies’ unique needs could challenge our ability to progress toward internal and external EV targets. Furthermore, these EV programs are asset-intensive and require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. If we are not able to allocate sufficient capital or other resources to these programs and achievement of these goals, we may not be able to make progress toward or achieve such commitments and goals in a timely manner or at all, or we may need to modify or terminate certain programs or goals. We may also enter into arrangements with third parties for financing, leasing or otherwise, to enable us to meet our commitments and other legal or regulatory requirements. Such transactions may require us to provide guarantees for financing. We may also benefit from certain tax credits for EVs and, if such tax credits expire or are terminated or we are otherwise unable to use them, we may not realize the benefits we have planned and our business and financial condition and results of operations may be negatively affected. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain environmental practices that meet evolving stakeholder expectations, or if we revise any of our commitments, initiatives, or goals, our brand and reputation could be harmed and we may face criticism from the media or our stakeholders, and our business, financial condition and results of operations could be adversely affected.
Risks Related to Financing and Transactional Factors
We may require additional capital, which may not be available on terms acceptable to us or at all.
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity and debt issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings, including potential new offerings. In November 2022, we entered into a $420.0 million revolving credit agreement, and since May 2020, we have issued $850.7 million in aggregate principal amount of convertible notes. From time to time, we may seek additional equity or debt financing, including by the issuance of securities, to finance our operations and growth or to refinance our existing indebtedness, among other things. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 2025 Notes and 2029 Notes, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
In May 2020 and February 2024, we issued our 2025 Notes and 2029 Notes, respectively, in private placements to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of March 31, 2024, we had $971.5 million of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of March 31, 2024, and $59.1 million in letters of credit were issued under the Revolving Credit Facility as of March 31, 2024. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permits us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company's common stock with the proceeds of a convertible note offering. See Note 7 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
In connection with the issuance of our Notes, we entered into the capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2025 Notes or their respective affiliates for the 2025 Notes, and with certain financial institutions for the 2029 Notes (the "option counterparties"). We are subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and Chair of our board of directors holds approximately 19.30% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and Vice Chair of our board of directors, holds approximately 11.07% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of March 31, 2024 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of March 31, 2024.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences.
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

•issuance of shares of our Class A common stock, whether in connection with our equity incentive plans, an acquisition or upon conversion of our outstanding Notes;
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, including as described in the “Legal Proceedings” subheading in Note 6, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the issuance of the 2029 Notes during February 2024, the Company repurchased shares of its Class A common stock from investors in privately negotiated transactions for an aggregate repurchase price of approximately $50.0 million. The shares were repurchased at fair value. The par value of the shares retired is charged against common stock and the remaining repurchase price is allocated to additional paid-in capital. The Company retired the shares upon repurchase.
The following table summarizes the share repurchase activity for the three months ended March 31, 2024 (in thousands except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)
January 1 - 31, 2024	—	$—	$—
February 1 - 29, 2024	3,143	15.91	—
March 1 - 31, 2024	—	—	—
Total	3,143	$15.91	$—
_______________
(1)This transaction was not part of a publicly announced share repurchase program nor do we have a publicly announced program to repurchase our Class A common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On February 29, 2024, Logan Green, Chair of our board of directors, as an individual, Logan Green and Eva Gonda Green, Mr. Green’s spouse, jointly, and The Green Family 2020 Irrevocable Trust dated October 28, 2020 (the “2020 Trust”) adopted a Rule 10b5-1 trading arrangement (the “2024 Plan”) providing for the sale from time to time of an aggregate of up to (i) 25,516 shares of our Class A common stock held by Mr. Green plus up to 218,199 additional shares of our Class A common stock less certain shares sold by Mr. Green pursuant to Mr. Green’s current Rule 10b5-1 Plan dated May 31, 2023 (the “2023 Plan”), which will terminate by its terms prior to the effective date of the 2024 Plan plus additional shares of our Class A common stock issuable upon the vesting and settlement of RSUs granted to Mr. Green subsequent to the adoption of the 2024 Plan, (ii) 1,000,000 shares of our Class A common stock held by Mr. and Ms. Green plus up to 582,000 additional shares of our Class A common stock less certain shares sold by Mr. and Ms. Green under the 2023 Plan, and (iii) 200,000 shares of our Class A common stock held by the 2020 Trust. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 1, 2025, or earlier if all transactions under the trading arrangement are completed. Mr. Green does not have beneficial ownership of the shares of our Class A common stock held by the 2020 Trust.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of February 27, 2024, by and between Lyft, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-38846	4.1	2/28/2024

4.2	Form of 0.625% Convertible Senior Notes due 2029 (included in Exhibit 4.1).	8-K	001-38846	4.2	2/28/2024

10.1	Amendment No. 2 to Revolving Credit Agreement, dated as of February 21, 2024, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders party thereto.	8-K	001-38846	10.1	2/21/2024

10.2	Purchase Agreement, dated as of February 22, 2024, by and between Lyft, Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC.	8-K	001-38846	10.1	2/28/2024

10.3	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	2/28/2024

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	May 9, 2024	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer)