Form 10-Q
period 2024-06-30
Lyft, Inc.
filed 2024-08-07
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 5, 2024, the number of shares of the registrant’s Class A common stock outstanding was 401,626,774 and the number of shares of the registrant’s Class B common stock outstanding was 8,530,629.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$604,357	$558,636
Short-term investments	1,195,970	1,126,548
Prepaid expenses and other current assets	879,606	892,235
Total current assets	2,679,933	2,577,419
Restricted cash and cash equivalents	213,903	211,786
Restricted investments	1,125,027	837,291
Other investments	39,704	39,870
Property and equipment, net	528,233	465,844
Operating lease right of use assets	88,959	98,202
Intangible assets, net	51,299	59,515
Goodwill	255,391	257,791
Other assets	14,635	16,749
Total assets	$4,997,084	$4,564,467
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$116,070	$72,282
Insurance reserves	1,489,577	1,337,868
Accrued and other current liabilities	1,602,588	1,508,855
Operating lease liabilities — current	43,229	42,556
Convertible senior notes, current	389,374	—
Total current liabilities	3,640,838	2,961,561
Operating lease liabilities	113,102	134,102
Long-term debt, net of current portion	578,334	839,362
Other liabilities	87,182	87,924
Total liabilities	4,419,456	4,022,949
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of June 30, 2024 and December 31, 2023; 401,620,478 and 391,239,046 Class A shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively; 100,000,000 Class B shares authorized as of June 30, 2024 and December 31, 2023; 8,530,629 and 8,566,629 Class B shares issued and outstanding, as of June 30, 2024 and December 31, 2023	4	4
Additional paid-in capital	10,892,833	10,827,378
Accumulated other comprehensive income (loss)	(7,773)	(4,949)
Accumulated deficit	(10,307,436)	(10,280,915)
Total stockholders’ equity	577,628	541,518
Total liabilities and stockholders’ equity	$4,997,084	$4,564,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$1,435,846	$1,020,906	$2,713,047	$2,021,454
Costs and expenses
Cost of revenue	819,518	606,599	1,574,880	1,155,591
Operations and support	115,734	107,649	218,776	206,575
Research and development	98,807	154,612	198,830	351,516
Sales and marketing	176,370	109,167	321,842	225,108
General and administrative	252,643	201,398	488,896	457,938
Total costs and expenses	1,463,072	1,179,425	2,803,224	2,396,728
Loss from operations	(27,226)	(158,519)	(90,177)	(375,274)
Interest expense	(7,852)	(6,151)	(14,900)	(11,584)
Other income (expense), net	41,943	53,075	83,000	90,290
Income (loss) before income taxes	6,865	(111,595)	(22,077)	(296,568)
Provision for (benefit from) income taxes	1,851	2,667	4,444	5,343
Net income (loss)	$5,014	$(114,262)	$(26,521)	$(301,911)
Net income (loss) per share
Basic	$0.01	$(0.30)	$(0.07)	$(0.80)
Diluted	$0.01	$(0.30)	$(0.07)	$(0.80)
Weighted-average number of shares outstanding used to compute net income (loss) per share
Basic	406,512	381,884	404,033	377,828
Diluted	411,969	381,884	404,033	377,828
Stock-based compensation included in costs and expenses:
Cost of revenue	$5,759	$7,503	$11,775	$18,272
Operations and support	1,895	3,981	3,989	9,909
Research and development	27,340	49,351	57,172	142,856
Sales and marketing	4,231	7,953	8,435	19,637
General and administrative	46,513	45,138	84,465	103,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$5,014	$(114,262)	$(26,521)	$(301,911)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,012)	496	(505)	545
Unrealized (loss) gain on marketable securities, net of taxes	(488)	(28)	(2,319)	1,386
Other comprehensive income (loss)	(1,500)	468	(2,824)	1,931
Comprehensive income (loss)	$3,514	$(113,794)	$(29,345)	$(299,980)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
Issuance of common stock upon exercise of stock options	82	—	297	—	—	297
Issuance of common stock upon settlement of restricted stock units	7,985	—	—	—	—	—
Shares withheld related to net share settlement	(103)	—	(1,166)	—	—	(1,166)
Stock-based compensation	—	—	180,383	—	—	180,383
Other comprehensive income (loss)	—	—	—	—	1,463	1,463
Net income (loss)	—	—	—	(187,649)	—	(187,649)
Balances as of March 31, 2023	378,119	$4	$10,514,527	$(10,128,244)	$(4,291)	$381,996
Issuance of common stock upon exercise of stock options	2	—	7	—	—	7
Issuance of common stock upon settlement of restricted stock units	7,431	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(661)	—	—	(661)
Issuance of common stock under employee stock purchase plan	767	—	5,569	—	—	5,569
Stock-based compensation	—	—	113,926	—	—	113,926
Other comprehensive income (loss)	—	—	—	—	468	468
Net income (loss)	—	—	—	(114,262)	—	(114,262)
Balance as of June 30, 2023	386,237	$4	$10,633,368	$(10,242,506)	$(3,823)	$387,043

	Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	399,806	$4	$10,827,378	$(10,280,915)	$(4,949)	$541,518
Issuance of common stock upon exercise of stock options	257	—	1,924	—	—	1,924
Issuance of common stock upon settlement of restricted stock units	6,280	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(1,463)	—	—	(1,463)
Repurchase and retirement of common stock	(3,143)	—	(50,000)	—	—	(50,000)
Purchase of capped call	—		(47,886)	—	—	(47,886)
Stock-based compensation	—	—	80,098	—	—	80,098
Other comprehensive income (loss)	—	—	—	—	(1,324)	(1,324)
Net income (loss)	—	—	—	(31,535)	—	(31,535)
Balances as of March 31, 2024	403,118	$4	$10,810,051	$(10,312,450)	$(6,273)	$491,332
Issuance of common stock upon exercise of stock options	81	—	262	—	—	262
Issuance of common stock upon settlement of restricted stock units	6,842	—	—	—	—	—
Shares withheld related to net share settlement	(456)	—	(7,436)	—	—	(7,436)
Issuance of common stock under employee stock purchase plan	566	—	4,217	—	—	4,217
Stock-based compensation	—	—	85,739	—	—	85,739
Other comprehensive income (loss)	—	—	—	—	(1,500)	(1,500)
Net income (loss)	—	—	—	5,014	—	5,014
Balance as of June 30, 2024	410,151	$4	$10,892,833	$(10,307,436)	$(7,773)	$577,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities
Net income (loss)	$(26,521)	$(301,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	70,071	55,841
Stock-based compensation	165,837	294,309
Amortization of premium on marketable securities	157	87
Accretion of discount on marketable securities	(43,319)	(28,386)
Amortization of debt discount and issuance costs	1,755	1,374
Gain on sale and disposal of assets, net	(4,514)	(8,902)
Other	1,185	(8,391)
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	12,146	18,978
Operating lease right-of-use assets	13,124	17,646
Accounts payable	39,854	(49,404)
Insurance reserves	151,709	(107,833)
Accrued and other liabilities	75,047	(19,091)
Lease liabilities	(24,152)	(8,330)
Net cash provided by (used in) operating activities	432,379	(144,013)
Cash flows from investing activities
Purchases of marketable securities	(2,102,390)	(1,192,689)
Purchases of term deposits	(2,194)	—
Proceeds from sales of marketable securities	91,712	294,115
Proceeds from maturities of marketable securities	1,693,080	1,772,926
Proceeds from maturities of term deposits	3,539	5,000
Purchases of property and equipment and scooter fleet	(48,905)	(88,975)
Cash paid for acquisitions, net of cash acquired	—	1,630
Sales of property and equipment	46,888	48,843
Other	1,113	—
Net cash (used in) provided by investing activities	(317,157)	840,850
Cash flows from financing activities
Repayment of loans	(40,985)	(48,451)
Proceeds from issuance of convertible senior notes	460,000	—
Payment of debt issuance costs	(11,888)	—
Purchase of capped call	(47,886)	—
Repurchase of Class A Common Stock	(50,000)	—
Payment for settlement of convertible senior notes due 2025	(350,000)	—
Proceeds from exercise of stock options and other common stock issuances	6,403	5,873
Taxes paid related to net share settlement of equity awards	(8,898)	(1,827)
Principal payments on finance lease obligations	(23,629)	(24,852)
Contingent consideration paid	—	(14,100)
Net cash used in financing activities	(66,883)	(83,357)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(501)	345
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	47,838	613,825
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	771,786	391,822
End of period	$819,624	$1,005,647
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$604,357	$638,434
Restricted cash and cash equivalents	213,903	365,849
Restricted cash, included in prepaid expenses and other current assets	1,364	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$819,624	$1,005,647

Non-cash investing and financing activities
Financed vehicles acquired	$84,418	$119,645
Purchases of property and equipment and scooter fleet not yet settled	12,195	13,362
Right-of-use assets acquired under finance leases	32,775	34,729
Right-of-use assets acquired under operating leases	3,407	3,100
Remeasurement of finance and operating lease right of use assets	(7,600)	(2,242)
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
The table below presents the Company’s revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from contracts with customers (ASC 606)	$1,321,830	$940,958	$2,531,568	$1,893,655
Rental revenue (ASC 842)	114,016	79,948	181,479	127,799
Total revenue	$1,435,846	$1,020,906	$2,713,047	$2,021,454
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users and Light Vehicle partners, was $294.7 million and $315.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s allowance for credit losses was $10.9 million and $9.8 million as of June 30, 2024 and December 31, 2023, respectively.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of June 30, 2024 and December 31, 2023, the rider referral coupon liability was not material.
Light Vehicle Rider Incentives
Incentives offered to Light Vehicle riders were not material for the three and six months ended June 30, 2024 and 2023.
For the three and six months ended June 30, 2024, in relation to the driver, rider and Light Vehicle rider incentive programs, the Company recorded $184.0 million and $409.2 million as a reduction to revenue, respectively, and $83.8 million and $151.8 million as sales and marketing expense, respectively. For the three and six months ended June 30, 2023, in relation to the driver, rider and Light Vehicle rider incentive programs, the Company recorded $310.0 million and $613.6 million as a reduction to revenue, respectively, and $23.6 million and $46.9 million as sales and marketing expense, respectively.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of June 30, 2024, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
Similar to other long-lived assets discussed below, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $2.5 million and $13.0 million during the three and six months ended June 30, 2023, respectively. There was no such charge during the three and six months ended June 30, 2024. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for further information.
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
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of June 30, 2024.
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
 3.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	June 30, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$195,386	$—	$—	$195,386
Money market deposit accounts	200,188	—	—	200,188
Certificates of deposit	150,255	38	(76)	150,217
Commercial paper	817,638	43	(609)	817,072
Corporate bonds	86,724	7	(40)	86,691
U.S. government securities	255,174	9	(104)	255,079
Total unrestricted cash equivalents and short-term investments	1,705,365	97	(829)	1,704,633
Restricted Balances
Money market funds	34,730	—	—	34,730
Term deposits	2,194	—	—	2,194
Certificates of deposit	152,802	34	(70)	152,766
Commercial paper	813,301	38	(492)	812,847
Corporate bonds	55,015	5	(15)	55,005
U.S. government securities	281,458	8	(83)	281,383
Total restricted cash equivalents and investments	1,339,500	85	(660)	1,338,925
Total unrestricted and restricted cash equivalents and investments	$3,044,865	$182	$(1,489)	$3,043,558
_______________
(1)Excludes $95.7 million of cash, which is included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

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
The following table summarizes a reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023

Cash and cash equivalents	$604,357	$558,636
Restricted cash and cash equivalents	213,903	211,786
Restricted cash, included in prepaid expenses and other current assets	1,364	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$819,624	$771,786
The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value.
The remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of June 30, 2024, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of June 30, 2024 were primarily related to the continued market volatility associated with uncertain economic outlook. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of June 30, 2024. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of June 30, 2024 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	June 30, 2024
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$102,550	$(146)
Corporate bonds	70,754	(55)
Commercial paper	1,035,366	(1,094)
U.S. government securities	367,805	(187)
Total available-for-sale debt securities in an unrealized loss position	$1,576,475	$(1,482)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Insurance-related accruals (1)	$683,366	$643,147
Legal and tax related accruals	305,845	296,336
Ride-related accruals	221,485	212,114
Insurance claims payable and related fees	51,050	52,609
Long-term debt, current (2)	39,832	25,798
Other	301,010	278,851
Accrued and other current liabilities	$1,602,588	$1,508,855
_______________
(1)Refer to Note 2 "Summary of Significant Accounting Policies" above for more information on these insurance-related accruals.
(2)Represents current portion of long-term debt primarily related to the Non-Revolving Loan and Master Vehicle Loan. Refer to Note 7 "Debt" for more information.
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$40,079	$34,469	$78,631	$68,560
Gain (loss) on sale of securities, net	3	(80)	(47)	(195)
Sublease income	1,039	1,264	2,116	2,554
Gain on equity method investment(1)	—	12,926	—	12,926
Foreign currency exchange gains (losses), net	(997)	1,919	(3,186)	2,778
Other, net(2)	1,819	2,577	5,486	3,667
Other income (expense), net	$41,943	$53,075	$83,000	$90,290
_______________
(1)In the quarter ended June 30, 2023, the Company acquired non-marketable equity securities of a privately held company. Refer to Note 13 “Variable Interest Entities” for more information on this transaction.
(2)In February 2024, the Company recorded a gain on extinguishment of $5.1 million in other income (expense) related to the repurchase of 2025 Notes. Refer to Note 7 "Debt" for more information on this transaction.

 4.    Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$195,386	$—	$—	$195,386
Certificates of deposit	—	150,217	—	150,217
Commercial paper	—	817,072	—	817,072
Corporate bonds	—	86,691	—	86,691
U.S. government securities	—	255,079	—	255,079
Total unrestricted cash equivalents and short-term investments	195,386	1,309,059	—	1,504,445
Restricted cash equivalents and investments(2)
Money market funds	34,730	—	—	34,730
Certificates of deposit	—	152,766	—	152,766
Commercial paper	—	812,847	—	812,847
Corporate bonds	—	55,005	—	55,005
U.S. government securities	—	281,383	—	281,383
Total restricted cash equivalents and investments	34,730	1,302,001	—	1,336,731
Total financial assets	$230,116	$2,611,060	$—	$2,841,176
_______________
(1)$95.7 million of cash and $200.2 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$2.2 million of restricted term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, this balance is included within the $1.3 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
During the six months ended June 30, 2024, the Company did not make any transfers between the levels of the fair value hierarchy.
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
The following table provides a reconciliation of the Company's financial assets measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$5,884	$5,903
Additions	—	—
Change in fair value	—	(19)
Balance at end of period	$5,884	$5,884
 5.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 67 locations as of June 30, 2024. These leases are classified as operating leases. As of June 30, 2024, the remaining lease terms vary from approximately one month to six years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of June 30, 2024, the remaining lease terms vary between six months to four years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of June 30, 2024
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	June 30, 2024	December 31, 2023
Operating Leases
Assets
Operating lease right-of-use assets	$88,959	$98,202
Liabilities
Operating lease liabilities, current	$43,229	$42,556
Operating lease liabilities, non-current	113,102	134,102
Total operating lease liabilities	$156,331	$176,658

Finance Leases
Assets
Finance lease right-of-use assets(1)	$90,630	$80,933
Liabilities
Finance lease liabilities, current(2)	30,930	25,193
Finance lease liabilities, non-current(3)	65,145	61,321
Total finance lease liabilities	$96,075	$86,514

Weighted-average remaining lease term (years)
Operating leases	4.2	4.5
Finance leases	3.0	3.4
Weighted-average discount rate
Operating leases	6.8%	6.7%
Finance leases	6.5%	6.7%
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Leases
Operating lease cost	$9,481	$9,931	$19,485	$21,489

Finance Leases
Amortization of right-of-use assets	6,897	4,790	13,203	8,622
Interest on lease liabilities	1,516	653	2,862	1,061

Other Lease Costs
Short-term lease cost	925	968	1,870	1,946
Variable lease cost (1)	2,578	2,852	5,170	5,090
Total lease cost	$21,397	$19,194	$42,590	$38,208
_______________
(1)Consists primarily of common area maintenance and taxes and utilities for real estate leases.
Sublease income was $1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2023, respectively. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the condensed consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30,496	$29,756
Operating cash flows from finance leases	2,609	1,212
Financing cash flows from finance leases	23,629	24,852

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2024	$23,498	$18,367	$41,865
2025	49,099	34,837	83,936
2026	34,843	30,295	65,138
2027	29,880	13,350	43,230
2028	19,853	10,203	30,056
Thereafter	23,700	—	23,700
Total minimum lease payments	180,873	107,052	287,925
Less: amount of lease payments representing interest	(24,542)	(10,977)	(35,519)
Present value of future lease payments	156,331	96,075	252,406
Less: current obligations under leases	(43,229)	(30,930)	(74,159)
Long-term lease obligations	$113,102	$65,145	$178,247
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
 6.    Commitments and Contingencies
Noncancellable Purchase Commitments
In March 2018, the Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of June 30, 2024, the Company has made payments of $293.7 million under the amended arrangement.
In May 2019, the Company entered into a noncancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. The parties modified the commitment amounts and timing in April 2023 to reduce the Company's total payment obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024. As of June 30, 2024, the Company has made payments totaling $30.0 million and capital equipment investments totaling $59.2 million under the arrangement.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. None of the outstanding letters of credit are collateralized by cash. As of June 30, 2024 and December 31, 2023, the Company had letters of credit outstanding of $72.9 million and $60.2 million, respectively.
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
For example, California Assembly Bill 5 (now codified in part at Cal. Labor Code sec. 2775) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner’s cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration. On September 28, 2023, the California Court of Appeal issued a decision upholding the trial court’s order denying Lyft’s and Uber’s motions to compel arbitration. On November 7, 2023, Lyft filed a petition requesting that the California Supreme Court review the Court of Appeal’s decision; the petition was denied on January 17, 2024, and the case was remitted to San Francisco Superior Court on January 29, 2024, and the stay was lifted on July 2, 2024.
On January 12, 2021, a group of petitioners led by labor union SEIU filed a separate lawsuit in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. SEIU then filed a similar lawsuit in Alameda County Superior Court on February 11, 2021. Protect App-Based Drivers & Services (PADS) -- the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 -- intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS filed appeals to the California Court of Appeal. On March 13, 2023, the California Court of Appeal upheld Proposition 22 as constitutional, while severing two provisions that relate to future amendments of Proposition 22. On April 21, 2023, SEIU filed a petition for review to the California Supreme Court. On June 28, 2023, the California Supreme Court granted SEIU’s petition for review, and briefing was completed on June 3, 2024. The California Supreme Court held oral argument on May 21, 2024 and ordered the matter submitted for decision on June 3, 2024.

On July 25, 2024, the California Supreme Court affirmed the decision of the Court of Appeal and unanimously upheld Proposition 22 as constitutional.
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
Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. Trial took place from May 13, 2024 to June 3, 2024. On June 27, 2024, the parties reached a resolution to dismiss the litigation with prejudice and Massachusetts drivers will receive new benefits and maintain their flexibility as independent contractors. The amount accrued for these matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. The Company filed a petition to challenge the assessment, and are awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
In June 2022, the California Employment Development Department ("EDD") opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2018 to 2020. The EDD issued an assessment on June 9, 2023 and subsequently issued an updated assessment on June 27, 2023. The Company filed a petition to challenge the assessment. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
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
Other Class Actions and Consumer Matters
From time to time, the Company becomes involved in putative class actions alleging violations of consumer protection, civil rights, and other laws; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act, or the ADA, among others. In 2021, the Company received a favorable outcome in a case in the Northern District of California alleging ADA violations with respect to Lyft’s wheelchair accessible vehicle (“WAV”) offerings in three Bay Area counties, Independent Living Resource Center San Francisco (“ILRC”) v. Lyft, Inc. After hearing evidence at a 5-day bench trial, the court ruled that plaintiffs failed their burden to prove that Lyft violates the ADA. The plaintiffs did not appeal the ruling. Lyft is facing a similar ADA lawsuit seeking injunctive and other relief in the Southern District of New York, Lowell v. Lyft, Inc. On March 24, 2023, the court certified three classes encompassing regions where Lyft does not currently offer WAV service (Westchester County, NY; New York State except New York City; and all other “non-WAV” regions in the U.S.). A bench trial took place from July 8 to July 11, 2024 and a decision is expected in the coming weeks. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
The Federal Trade Commission (“FTC”) has alleged violations of Section 5 of the FTC Act in connection with certain advertising claims to drivers. The Company is cooperating with the FTC while seeking to resolve the matter. The Company disputes any allegations of wrongdoing. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
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
Securities Litigation

Beginning in April 2019, multiple putative class actions and derivative actions were filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the registration statement relating to the Company’s initial public offering (“IPO”) alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. All of these matters are now resolved except for the derivative actions, which were consolidated into one action in federal court in California and a proposed settlement filed on July 23, 2024 in that action is before the court for consideration.
On February 13, 2024, the Company published a press release announcing our financial results for the fourth quarter and fiscal year 2023 that was furnished with our Current Report on Form 8-K filed that same day. The press release contained a clerical error relating to the Company's forward-looking, non-GAAP directional commentary for fiscal year 2024 (the “Clerical Error”). The Clerical Error was promptly corrected on the Company's earnings call and in an updated press release, and the Company filed an amended 8-K. The U.S. Securities and Exchange Commission ("SEC") has requested information relating to the Clerical Error. The Company is responding voluntarily to the requests.
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
 7.    Debt
Outstanding debt obligations as of June 30, 2024 were as follows (in thousands):

	Maturities	Interest Rates as of June 30, 2024	June 30, 2024	December 31, 2023
Convertible senior notes due 2025 (the "2025 Notes")	May 2025	1.50%	$389,374	$743,486
Convertible senior notes due 2029 (the "2029 Notes")	March 2029	0.625%	448,900	—
Non-revolving Loan	2026	7.61%	1,217	3,115
Master Vehicle Loan	2024 - 2027	2.60% - 7.10%	168,049	118,559
Total long-term debt, including current maturities			$1,007,540	$865,160
Less: Convertible senior notes, current (1)			389,374	—
Less: Long-term debt, current (2)			39,832	25,798
Total long-term debt			$578,334	$839,362
_______________
(1)This balance is included within convertible senior notes, current on the condensed consolidated balance sheets.
(2)This balance is included within accrued and other current liabilities on the condensed consolidated balance sheets and is primarily related to vehicles.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2024
	2024	2023	2024	2023
Contractual interest expense related to the 2025 Notes and 2029 Notes	$2,184	$2,803	$4,797	$5,606
Amortization of debt discount and issuance costs related to the 2025 Notes and 2029 Notes	951	866	1,755	1,690
Vehicle loans and other interest expense	4,717	2,482	8,348	4,288
Interest expense	$7,852	$6,151	$14,900	$11,584
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
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of June 30, 2024, the unamortized debt discount and debt issuance cost of the 2025 Notes was $1.3 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended June 30, 2024 was 1.9%.
During the quarter ended June 30, 2024, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company's Class A common stock on June 30, 2024, the if-converted value of the 2025 Notes was $143.5 million, which would not exceed the outstanding principal amount.
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
Debt issuance costs related to the 2029 Notes totaled $11.8 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of June 30, 2024, the unamortized debt discount and debt issuance cost of the 2029 Notes was $11.1 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended June 30, 2024 was 1.16%.
During the quarter ended June 30, 2024, the 2029 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on June 30, 2024, the if-converted value of the 2029 Notes was $307.7 million, which would not exceed the outstanding principal amount.

The net carrying amounts of the Notes were as follows (in thousands):

	June 30, 2024	December 31, 2023
2025 Notes
Principal	$390,719	$747,498
Unamortized debt discount and debt issuance costs	(1,345)	(4,012)
Net carrying amount of liability component	$389,374	$743,486

2029 Notes
Principal	$460,000	$—
Unamortized debt discount and debt issuance costs	(11,100)	—
Net carrying amount of liability component	$448,900	$—
As of June 30, 2024, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes and the 2029 Notes were approximately $375.6 million and $456.6 million, respectively. The estimated fair value of the Notes were determined based on a market approach which was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.
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
In connection with the issuance of the 2029 Notes, the Company entered into privately negotiated capped call transactions (the “2029 Capped Calls” and together with the 2025 Capped Calls, the “Capped Calls”) with certain financial institutions at a cost of approximately $47.9 million. The 2029 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2029 Notes sold in the offering. By entering into the 2029 Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2029 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2029 Notes the trading price of the Company’s Class A common stock price exceeds the conversion price of the 2029 Notes. The cap price of the 2029 Capped Calls is initially $31.82 per share and is subject to certain adjustments under the terms of the 2029 Capped Calls.
The 2025 Capped Calls and the 2029 Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within shareholders’ equity.
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. On September 20, 2023, the Non-revolving Loan was amended, extending the Company's ability to draw through September 30, 2024 and reducing the borrowing capacity to $50.0 million though, as amended on June 21, 2021 and most recently on September 27, 2022, Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan. As of June 30, 2024, $5.2 million had been drawn under the Non-revolving Loan and $44.8 million is remaining under the facility.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of June 30, 2024, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of June 30, 2024, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $1.2 million and $170.9 million, respectively, as of June 30, 2024 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. As of June 30, 2024, the Company made repayments of $41.0 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of June 30, 2024 were as follows (in thousands):

Remainder of 2024	$16,665
2025	430,376
2026	70,106
2027	41,493
2028	—
Thereafter	448,900
Total long-term debt outstanding	$1,007,540
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

As of June 30, 2024, the Company was in compliance with all covenants of the VPA. As of June 30, 2024, the outstanding borrowings from the interim financing under the VPA was $31.0 million which is included within accrued and other current liabilities on the condensed consolidated balance sheets.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider’s performance for any amount borrowed under the revolving credit facility. As of June 30, 2024, there was no exposure to loss under the terms of the guarantee.
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
As of June 30, 2024, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
As of June 30, 2024, there were no other balances outstanding.
 8.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2023	30,091	$9.40	$449,994
Granted	18,514	15.65
Vested	(13,122)	10.89
Canceled	(1,621)	12.54
Nonvested units as of June 30, 2024	33,862	$12.10	$475,836
Included in the grants for the six months ended June 30, 2024 are 1,577,671 performance based restricted stock units (“PSUs”). These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized beginning on the grant date over the requisite service periods of each individual tranche.
All PSUs are subject to a continuous service condition in addition to certain performance criteria.
The fair value as of the respective vesting dates of RSUs that vested during the six months ended June 30, 2024 and 2023 was $215.1 million and $150.6 million, respectively. In connection with RSUs that vested in the six months ended June 30, 2024, the Company withheld 538,359 shares and remitted cash payments of $9.3 million on behalf of the RSU holders to the relevant tax authorities.
As of June 30, 2024, the total unrecognized compensation cost was $312.6 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.2 years. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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

A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2023, 13,414,259 additional shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2024, an additional 3,998,056 shares of Class A common stock were reserved for issuance under the ESPP. As of June 30, 2024, 5,717,872 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP automatically increases on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
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
The Company recorded income tax expense of $1.9 million and $4.4 million in the three and six months ended June 30, 2024, respectively, and $2.7 million and $5.3 million in the three and six months ended June 30, 2023, respectively. The effective tax rate was 26.96% and (20.13)% for the three and six months ended June 30, 2024, respectively, and (2.39)% and (1.80)% for the three and six months ended June 30, 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2024 and December 31, 2023.
 10.    Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For diluted net income (loss) per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable. For purposes of this calculation, stock options, RSUs, PSUs, the 2029 Notes, the 2025 Notes, and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share when including them has an anti-dilutive effect. Basic and diluted net income (loss) per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income (loss) per share
Net income (loss)	$5,014	$(114,262)	$(26,521)	$(301,911)
Weighted-average shares used in computing basic net income (loss) per share	406,512	381,884	404,033	377,828
Basic net income (loss) per share	$0.01	$(0.30)	$(0.07)	$(0.80)

Diluted net income (loss) per share
Numerator
Net income (loss)	$5,014	$(114,262)	$(26,521)	$(301,911)
Denominator
Weighted-average shares used in computing basic net income (loss) per share	406,512	381,884	404,033	377,828
Effect of potentially dilutive common stock equivalents	5,457	—	—	—
Weighted-average shares used in computing dilutive net income (loss) per share	411,969	381,884	404,033	377,828

Diluted net income (loss) per share	$0.01	$(0.30)	$(0.07)	$(0.80)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	13,712	28,208	19,032	28,208
2025 Notes(1)	10,178	19,471	10,178	19,471
2029 Notes(1)	21,821	—	21,821	—
Performance based restricted stock units	13,709	13,391	14,829	13,391
ESPP	1,269	200	1,332	200
Stock options	—	903	442	903
Total	60,689	62,173	67,634	62,173
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
 11.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three and six months ended June 30, 2024 and 2023.
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
As of June 30, 2024 and December 31, 2023, there were no restructuring-related liabilities.

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
Other than the VIE of which PBSC owns an 80% equity interest, the Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s condensed consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the quarter ended June 30, 2024.
The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make which was immaterial as of June 30, 2024.
Other VIEs
During the second quarter of 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board of directors of such company. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity's economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company's ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company's maximum exposure to the VIE. During the quarter ended June 30, 2024, the Company recognized an immaterial amount of equity earnings and there was no impairment of the investment.

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
Riders and drivers want and value choice, and we believe there remains an opportunity for growth in our marketplace. In September 2023, we launched Women+ Connect, a new feature that offers women and nonbinary drivers the option to turn on a preference within the Lyft App to prioritize matches with nearby women and nonbinary riders. In February 2024, we made the commitment to drivers that after external fees are subtracted, their guaranteed share of rider payments will be 70% or more each week. We are focused on delivering a great rideshare experience and will continue to innovate for drivers and riders, creating an increasingly differentiated service over time. We are committed to building a durable, healthy and profitable business for riders, drivers and shareholders. In the second quarter of 2024, we achieved net income for the first time in our operating history.
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

Financial and Operational Results for the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2024	2023	2023 to 2024 % Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$1,435.8	$1,020.9	41%
Total costs and expenses	$1,463.1	$1,179.4	24%
Loss from operations	$(27.2)	$(158.5)	83%
Net income (loss)	$5.0	$(114.3)	104%
Net income (loss) as a percentage of revenue	0.3%	(11.2)%
Net cash provided by (used in) operating activities	$276.2	$(70.0)	495%
Net cash (used in) provided by investing activities	$(75.1)	$391.5	(119)%
Net cash used in financing activities	$(35.5)	$(55.6)	36%

Key Metrics and Non-GAAP Financial Measures
Active Riders	23.7	21.5	10%
Rides	205.3	177.9	15%
Gross Bookings	$4,018.9	3,446.0	17%
Adjusted EBITDA (1)	$102.9	$41.0	151%
Net income (loss) as a percentage of Gross Bookings	0.1%	(3.3)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	1.2%
Adjusted Net Income (Loss)(1)	$98.9	$59.5	66%
Free cash flow(1)(2)	$256.4	$(112.2)	329%
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
The increase in Gross Bookings in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due primarily to Rides growth which benefited from increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, and continued improvements in marketplace health.
The improvements in net income (loss) as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 were due primarily to Rides growth as well as our cost-restructuring efforts initiated in previous years which helped us to partially offset the impact of increasing insurance costs to net income (loss) and Adjusted EBITDA.
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
The increase in Rides in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due primarily to our improved marketplace health, which resulted in an increase in Active Riders and increased ride frequency.
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
The increase in the number of Active Riders in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due primarily to our focus on rider engagement and improved retention.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$1,435,846	$1,020,906	$2,713,047	$2,021,454
Costs and expenses
Cost of revenue	819,518	606,599	1,574,880	1,155,591
Operations and support	115,734	107,649	218,776	206,575
Research and development	98,807	154,612	198,830	351,516
Sales and marketing	176,370	109,167	321,842	225,108
General and administrative	252,643	201,398	488,896	457,938
Total costs and expenses	1,463,072	1,179,425	2,803,224	2,396,728
Loss from operations	(27,226)	(158,519)	(90,177)	(375,274)
Interest expense	(7,852)	(6,151)	(14,900)	(11,584)
Other income (expense), net	41,943	53,075	83,000	90,290
Income (loss) before income taxes	6,865	(111,595)	(22,077)	(296,568)
Provision for (benefit from) income taxes	1,851	2,667	4,444	5,343
Net income (loss)	$5,014	$(114,262)	$(26,521)	$(301,911)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	57.1	59.4	58.0	57.2
Operations and support	8.1	10.5	8.1	10.2
Research and development	6.9	15.1	7.3	17.4
Sales and marketing	12.3	10.7	11.9	11.1
General and administrative	17.6	19.7	18.0	22.7
Total costs and expenses	101.9	115.5	103.3	118.6
Loss from operations	(1.9)	(15.5)	(3.3)	(18.6)
Interest expense	(0.5)	(0.6)	(0.5)	(0.6)
Other income (expense), net	2.9	5.2	3.1	4.5
Income (loss) before income taxes	0.5	(10.9)	(0.8)	(14.7)
Provision for (benefit from) income taxes	0.1	0.3	0.2	0.3
Net income (loss)	0.3%	(11.2)%	(1.0)%	(14.9)%
Comparison of the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Revenue	$1,435,846	$1,020,906	41%	$2,713,047	$2,021,454	34%
Revenue increased $414.9 million, or 41%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due primarily to an increase of 15% in Rides and 10% in Active Riders as we benefited from increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, and continued improvements in marketplace health. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $126.0 million for the quarter ended June 30, 2024 as compared to the same quarter in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
Revenue increased $691.6 million, or 34%, in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due primarily to an increase of 19% in Rides as we benefited from continued improvements in marketplace health. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $204.4 million for the six months ended June 30, 2024 as compared to the same period in the prior year.
We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of Light Vehicles.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Cost of revenue	$819,518	$606,599	35%	$1,574,880	$1,155,591	36%
Cost of revenue increased $212.9 million, or 35%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was due primarily to a $189.9 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected paid losses across the commercial auto industry as well as an increase in ride volume. There was also an increase of $16.6 million in transaction fees driven by higher ride volume.

Cost of revenue increased $419.3 million, or 36%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was due primarily to a $384.4 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected paid losses across the commercial auto industry as well as an increase in ride volume. There was also an increase of $37.8 million in transaction fees driven by higher ride volume.
We expect to see cost of revenue increase in the near term on a year-over-year basis due to higher insurance costs driven by the renewals of our third party insurance agreements.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Operations and support	$115,734	$107,649	8%	$218,776	$206,575	6%
Operations and support expenses increased $8.1 million, or 8%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was due primarily to increases of $6.8 million in Light Vehicle fleet operations support costs, $6.5 million in driver onboarding costs and rider and driver support costs and $4.4 million Flexdrive related costs. These increases were offset by a $3.6 million decrease in facilities costs, a $3.5 million decrease in depreciation, a $2.3 million decrease in personnel-related costs and a $2.1 million decrease in stock-based compensation driven by restructuring events initiated in prior years, which included reductions in headcount and the cease use of certain facilities.
Operations and support expenses increased $12.2 million, or 6%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was due primarily to increases of $16.8 million in Light Vehicle fleet operations support costs, $14.9 million in driver onboarding costs and rider and driver support costs and $6.9 million Flexdrive related costs. These increases were offset by a $14.5 million decrease in facilities costs, a $6.7 million decrease in personnel-related costs, a $5.9 million decrease in stock-based compensation, and a $4.0 million decrease in depreciation driven by restructuring events initiated in prior years, which included reductions in headcount and the cease use of certain facilities.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Research and development	$98,807	$154,612	(36)%	$198,830	$351,516	(43)%
Research and development expenses decreased $55.8 million, or 36%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was primarily due to a $32.3 million decrease in personnel-related costs and a $22.0 million decrease in stock-based compensation driven by a reduction in headcount after the restructuring events initiated in prior years.
Research and development expenses decreased $152.7 million, or 43%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily due to a $85.7 million decrease in stock-based compensation and a $61.8 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events initiated in prior years.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Sales and marketing	$176,370	$109,167	62%	$321,842	$225,108	43%
Sales and marketing expenses increased $67.2 million, or 62%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to a $60.2 million increase in rider, driver and Light Vehicle rider incentive programs. This increase was partially offset by decreases of $6.8 million in personnel-related costs and $3.7 million in stock-based compensation driven by a reduction in headcount after the restructuring events initiated in prior years.

Sales and marketing expenses increased $96.7 million, or 43%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to a $104.9 million increase in rider, driver and Light Vehicle rider incentive programs. This increase was partially offset by decreases of $12.3 million in personnel-related costs and $11.2 million in stock-based compensation driven by a reduction in headcount after the restructuring events initiated in prior years.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
General and administrative	$252,643	$201,398	25%	$488,896	$457,938	7%
General and administrative expenses increased $51.2 million, or 25%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to increases of $42.5 million in certain loss contingencies including legal and tax accruals and settlements, $8.2 million in consulting and advisory costs and $7.7 million in an accrual for self-retained general business liabilities. These increases were partially offset by a decrease of $18.0 million in personnel-related costs driven by a reduction in headcount after the restructuring events initiated in prior years.
General and administrative expenses increased $31.0 million, or 7%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to increases of $38.3 million in certain loss contingencies including legal and tax accruals and settlements, $23.0 million in an accrual for self-retained general business liabilities, $9.8 million in bad debt expense and $6.7 million in claims administration fees. These increases were partially offset by a decrease of $28.7 million in personnel-related costs and $19.2 million in stock-based compensation driven by a reduction in headcount after the restructuring events initiated in prior years.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Interest expense	$(7,852)	$(6,151)	28%	$(14,900)	$(11,584)	29%
Interest expense increased $1.7 million, or 28%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Interest expense increased $3.3 million, or 29%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Other income (expense), net	$41,943	$53,075	(21)%	$83,000	$90,290	(8)%
Other income (expense), net decreased $11.1 million, or 21%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was primarily due to a $12.9 million gain on an equity method investment incurred in the second quarter of 2023 and a $2.9 million decrease due to foreign currency exchange. These decreases were partially offset by a $5.6 million increase in interest income in the second quarter of 2024 compared to the same period in 2023 due to higher returns on investments related to the Federal Reserve's increases in interest rates.
Other income (expense), net decreased $7.3 million, or 8%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily due to a $12.9 million gain on an equity method investment incurred in the second quarter of 2023 and a $6.0 million decrease due to foreign currency exchange. These decreases were partially offset by a $10.1 million increase in interest income in the first half of 2024 compared to the same period in 2023 due to higher returns on investments related to the Federal Reserve's increases in interest rates and a $5.1 million gain on extinguishment related to the repurchase of 2025 Notes.

Non-GAAP Financial Measures

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$1,435.8	$1,020.9	41%	$2,713.0	$2,021.5	34%
Net income (loss)	$5.0	$(114.3)	104%	$(26.5)	$(301.9)	91%
Net income (loss) as a % of revenue	0.3%	(11.2)%		(1.0)%	(14.9)%
Net cash provided by (used in) operating activities	$276.2	$(70.0)	495%	$432.4	$(144.0)	400.3%
Net cash (used in) provided by investing activities	$(75.1)	$391.5	(119)%	$(317.2)	$840.9	(137.7)%
Net cash used in financing activities	$(35.5)	$(55.6)	36%	$(66.9)	$(83.5)	19.9%

Key Metrics and Non-GAAP Financial Measures
Gross Bookings	$4,018.9	$3,446.0	17%	$7,712.1	$6,496.7	19%
Adjusted EBITDA	$102.9	$41.0	151%	$162.3	$63.7	155%
Net income (loss) as a percentage of Gross Bookings	0.1%	(3.3)%		(0.3)%	(4.6)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	1.2%		2.1%	1.0%
Adjusted Net Income (Loss)	$98.9	$59.5	66%	$158.9	$87.2	82%
Free cash flow(1)	$256.4	$(112.2)	329%	$383.5	$(233.0)	265%
_______________
(1)Free cash flow is defined as net cash provided by (used in) operating activities less purchases of property and equipment and scooter fleet.
Adjusted EBITDA and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)
Adjusted EBITDA is a key performance measure and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is a key metric, both of which our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA. We calculate Adjusted EBITDA as GAAP net income (loss), adjusted for:
We calculate Adjusted EBITDA as net income (loss), adjusted for:
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
For more information regarding the limitations of Adjusted EBITDA, Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Reconciliation of Non-GAAP Financial Measures”.
Adjusted Net Income (Loss)
Adjusted Net Income (Loss) is a measure used by our management to understand and evaluate our operating performance and trends. Net income (loss) is the most directly comparable financial measure to Adjusted Net Income (Loss).
We define Adjusted Net Income (Loss) as net income (loss) adjusted for:
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
Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$5.0	$(114.3)	$(26.5)	$(301.9)
Adjusted to exclude the following:
Interest expense(1)	9.4	6.9	17.8	12.7
Other (income) expense, net	(41.9)	(53.1)	(83.0)	(90.3)
Provision for (benefit from) income taxes	1.9	2.7	4.4	5.3
Depreciation and amortization	37.7	28.6	70.1	55.8
Stock-based compensation	85.7	113.9	165.8	294.3
Payroll tax expense related to stock-based compensation	4.2	2.7	11.6	9.0
Sublease income	1.0	1.3	2.1	2.6
Restructuring charges(2)(3)	—	52.3	—	76.2
Adjusted EBITDA(4)	$102.9	$41.0	$162.3	$63.7
Gross Bookings	$4,018.9	$3,446.0	$7,712.1	$6,496.7
Net income (loss) as a percentage of Gross Bookings	0.1%	(3.3)%	(0.3)%	(4.6)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	1.2%	2.1%	1.0%
_______________
(1)Includes $1.5 million and $2.9 million related to the interest component of vehicle-related finance leases in the three and six months ended June 30, 2024, respectively. Includes $0.7 million and $1.1 million related to the interest component of vehicle-related finance leases in the three and six months ended June 30, 2023. Refer to Note 5 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle-related finance leases.
(2)In the three months ended June 30, 2023, we incurred restructuring charges of $46.6 million of severance and other employee costs and $5.7 million related to right-of-use-asset impairments, fixed asset write-offs and other costs related to the restructuring plan announced in April 2023. Restructuring related charges for stock-based compensation of $9.7 million, accelerated depreciation of $0.7 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the three months ended June 30, 2023 are included on their respective line items. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plan announced in April 2023.
(3)In the six months ended June 30, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs and $25.3 million related to right-of-use-asset impairments and other costs related to the restructuring plans announced in April 2023 and November 2022. Restructuring related charges for stock-based compensation of $9.9 million, accelerated depreciation of $1.0 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the nine months ended September 30, 2023 are included on their respective line items. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plans announced in November 2022 and April 2023.
(4)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net income (loss) is the most directly comparable financial measure to Adjusted Net Income (Loss). The following table provides a reconciliation of net income (loss) to Adjusted Net Income (Loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$5.0	$(114.3)	$(26.5)	$(301.9)
Adjusted for the following:
Amortization of intangible assets	4.0	4.2	8.0	8.7
Stock-based compensation	85.7	113.9	165.8	294.3
Payroll tax expense related to stock-based compensation	4.2	2.7	11.6	8.9
Restructuring charges(1)(2)	—	52.9	—	77.2
Adjusted Net Income (Loss)(3)	$98.9	$59.5	$158.9	$87.2
_______________
(1)In the three months ended June 30, 2023, we incurred restructuring charges of $46.6 million of severance and other employee costs, $5.7 million in impairment charges, fixed asset write-offs and other costs and $0.7 million of accelerated depreciation. Restructuring related charges for stock-based compensation of $9.7 million and payroll tax expense related to stock-based compensation of $0.6 million are included on their respective line items. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plan announced in April 2023.
(2)In the six months ended June 30, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs, $25.3 million related to right-of-use-asset impairments and other costs and $1.0 million of accelerated depreciation related to the restructuring plans announced in April 2023 and November 2022. Restructuring related charges for stock-based compensation of $9.9 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the nine months ended September 30, 2023 are included on their respective line items. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plan announced in November 2022.
(3)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net cash provided by (used in) operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net cash provided by (used in) operating activities	276.2	(70.0)	432.4	(144.0)
Less: purchases of property and equipment and scooter fleet	(19.8)	(42.2)	(48.9)	(89.0)
Free cash flow(1)	$256.4	$(112.2)	$383.5	$(233.0)
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash provided by (used in) operating activities	$432,379	$(144,013)
Net cash (used in) provided by investing activities	(317,157)	840,850
Net cash used in financing activities	(66,883)	(83,357)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(501)	345
Net change in cash, cash equivalents and restricted cash and cash equivalents	$47,838	$613,825
Operating Activities
Cash provided by operating activities was $432.4 million for the six months ended June 30, 2024, which consisted of a net loss of $(26.5) million primarily offset by changes in working capital of $267.7 million. The year over year improvement to net loss for the six months ended June 30, 2024, from $(301.9) million to $(26.5) million was a result of increase in our revenues and the actions we have taken to reduce our operating expenses, which culminated in the achievement of quarterly net income for the three months ended June 30, 2024 for the first time in our operating history. Net income (loss) was also offset by non-cash adjustments for stock-based compensation expense of $165.8 million, which decreased year over year due to a reduction in headcount driven by the restructuring activities initiated in prior years, and depreciation and amortization expense of $70.1 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to the prior year and an increase in ride volume in the first half of 2024 compared to previous periods, (ii) an increase in accounts payable which was primarily due to the timing of insurance claim payments and (iii) an increase in insurance-related accruals.
Cash used in operating activities was $144.0 million for the six months ended June 30, 2023 which consisted of a net loss of $(301.9) million and changes in working capital of ($148.0) million. Net income (loss) was offset by non-cash stock-based compensation expense of $294.3 million and depreciation and amortization expense of $55.8 million. The changes in working capital were primarily driven by (i) a decrease in our insurance reserves as insurance payments outpaced accruals in the period, which was offset by (ii) impairments of operating lease right-of-use assets as part of the restructuring activities initiated in the fourth quarter of 2022.
Investing Activities
Cash used in investing activities was $317.2 million for the six months ended June 30, 2024, which primarily consisted of purchases of marketable securities of $2.1 billion partially offset by proceeds from sales and maturities of marketable securities of $1.8 billion.
Cash provided by investing activities was $840.9 million for the six months ended June 30, 2023, which primarily consisted of proceeds from sales and maturities of marketable securities of $2.1 billion. This was partially offset by purchases of marketable securities of $1.2 billion.
Financing Activities
Cash used in financing activities was $66.9 million for the six months ended June 30, 2024, which primarily consisted of repayment of loans of $41.0 million and principal payments on finance lease obligations of $23.6 million. This also included a net cash inflow of $0.2 million related to transactions related to the issuance of our 2029 Notes which included $460.0 million in proceeds from the issuance of the 2029 Notes and expenditures of $350.0 million related to the settlement of the 2025 Notes, $50.0 million related to the repurchase of Class A Common Stock, $47.9 million related to the purchase of capped calls and $11.9 million in payments of debt issuance costs.
Cash used in financing activities was $83.4 million for the six months ended June 30, 2023, which primarily consisted of repayment of loans of $48.5 million and principal payments on finance lease obligations of $24.9 million.
Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of approximately $604.4 million and short-term investments of approximately $1.2 billion, exclusive of restricted cash, cash equivalents and investments of $1.3 billion, and a revolving credit facility in an aggregate principal amount of $420 million as described below. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper, corporate bonds and U.S. government securities that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds, term deposits and U.S. government securities, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes and amounts pledged to secure certain letters of credit. That portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
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
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of June 30, 2024 and December 31, 2023 were $1.1 billion and $837.3 million, respectively.
We have $1.8 billion in unrestricted cash and cash equivalents and short-term investments as of June 30, 2024. We also have the ability to borrow an aggregate principal amount of up to $420.0 million under the Revolving Credit Facility, none of which has been drawn as of June 30, 2024, and $72.9 million in letters of credit were issued under the Revolving Credit Facility as of June 30, 2024. We believe that this provides sufficient liquidity to meet our working capital, inclusive of short-term commitments such as the current portion of our convertible senior notes, and capital expenditures needs for at least the next 12 months. In the quarter ended June 30, 2024, we achieved net income for the first time in our operating history and reported a third consecutive quarter of positive free cash flow. We plan to continue to actively manage and optimize our cash balances and liquidity, capital expenditures, working capital and operating expenses. In particular, we continue to actively monitor the impact of the uncertain macroeconomic environment, including tightening credit markets, inflation and changing interest rates and have made adjustments to our expenses and cash flow which include headcount reductions announced in the fourth quarter of 2022 and second quarter of 2023. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in the first quarter of 2023. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding these reductions in workforce.
Our future capital requirements will depend on many factors, including, but not limited to our growth, the effectiveness of our efforts to align our expenses with our current operating needs and short-term commitments, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to invest further in EVs in order to achieve compliance with the California Clean Miles Standard which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030; the Massachusetts’ Climate Bill; New York City's goal to get to 100% of rideshare rides in EVs or wheelchair accessible vehicles by 2030, and the City of Toronto’s push to bring the industry to 100% electric by 2030. From time to time, we have and we may in the future seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. The terms of any additional financings or refinancings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Contractual Obligations and Commitments
As of June 30, 2024, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant.
As of June 30, 2024, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.8 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.3 billion. As of June 30, 2024, we had long-term debt of $1.0 billion, 39% of which consisted of the fixed-rate 2025 Notes we issued in May 2020, and 45% of which consisted of the fixed-rate 2029 Notes we issued in February 2024. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
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
In a previous period, our principal executive officer and principal financial officer concluded that as of December 31, 2023, due to a deficiency related to the review of our forward-looking, non-GAAP directional commentary for fiscal year 2024 that resulted in a clerical error (the “Clerical Error”) in our press release announcing our financial results for the fourth quarter and fiscal year 2023 which was furnished with our Current Report on Form 8-K dated February 13, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level. The Clerical Error was promptly corrected on our earnings call and in an updated press release and supplemental slides on February 13, 2024 and in an amendment to the Form 8-K filed with the SEC on February 14, 2024. The Clerical Error is unrelated to our internal control over financial reporting. During the second quarter of 2024, we completed the testing of the re-designed control activity and concluded it has been appropriately designed and implemented and operated effectively as of June 30, 2024, allowing our principal executive officer and principal financial officer to conclude that the previously identified deficiency has been remediated.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of June 30, 2024, we had $312.6 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.2 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Our main ridesharing competitor in the United States and Canada is Uber, though we also compete with other transportation network companies and taxicab and livery companies, as well as traditional automotive manufacturers and technology companies. Our main competitors in bike and scooter sharing include Lime, Bird, Fifteen and Tier. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the United States.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. In addition, in connection with settlements with the New York and Massachusetts Attorneys General, the Company is implementing certain operational changes that entail increased costs. Further, other jurisdictions have adopted or may adopt similar laws and regulations, and we may reach similar or other settlements with other jurisdictions, any of which may increase our expenses. Ongoing litigation seeking to reclassify drivers as employees is pending in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 6, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions, and we may incur significant expenses to resolve the matters at issue in the litigation. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In nearly all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any claims that we make.
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
We rely on third-party background check providers to screen potential and existing drivers, and if such providers fail to furnish and/or provide accurate information, or if such providers are unable to complete background checks or are delayed in completing background checks because of data access restrictions, software outages, cyber attacks, or otherwise, or if we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on third-party background check providers to screen the records of potential and existing drivers to help identify those that are not qualified to utilize our platform pursuant to applicable laws or our internal standards. Our business has been and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks, or being significantly delayed in completing certain background checks, because of data access restrictions, software outages, cyber attacks, unforeseen court or Department of Motor Vehicle closures, or otherwise, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable laws or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
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
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing and earnings methodologies, or make other changes to our business and operations, to account for such a change to driver classification. Proposition 22 in California, HB 2076 in Washington and agreements with the New York and Massachusetts Attorneys General have enabled us to provide additional earning opportunities to drivers in those states, including guaranteed earnings. The transition has required, and will continue to require, additional costs and we expect to face other challenges as we transition drivers to these new models, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, while the California Supreme Court rejected a constitutional challenge to Proposition 22 on July 25, 2024, other potential litigation to overturn Proposition 22, litigation over Lyft’s compliance with Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model, or other changes we may need to make to our business and operations. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate. We have experienced in the past and may experience in the future underpricing or overpricing of our offerings due to changes we make to the technology used in our pricing. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of Light Vehicles and certain vehicles in our Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
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
The revenue we generate from our network of Light Vehicles fluctuates from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of Light Vehicles, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, in July 2022, November 2022 and March 2023, we discontinued our shared scooter programs in San Diego and Los Angeles and our shared bike and scooter program in Minneapolis, respectively, due to a number of factors including onerous contractual requirements, institutionalized theft, and lack of public investment. In 2023, we announced that we would explore strategic alternatives for our Light Vehicles business, which may take any of several forms. Any divestiture, investment, joint venture or other strategic transaction or arrangement would involve risks and could change the direction and operation of our Light Vehicles business. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third-parties. We are also subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, riders, or third parties, or the management and safety of our platform and our assets, including harm caused by criminal activity. We are also subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, platform users and third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations and/or categories of claims, we may not be able to secure coverage at all.
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
•any uncertainty related to third party agreements to manage, sell ads, or otherwise to provide services in the Lyft Media ecosystem;
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
We use artificial intelligence (“AI”) (including machine learning and automated decision making) for our internal work streams and productivity as well as in our platform, offerings, services and features, which may present additional risks, including risks inherent in its use. We are making investments in expanding our AI capabilities in our platform, offerings, services and features, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new features using AI technologies, including, for example, generative AI. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create discriminatory outcomes. AI algorithms may use third-party inputs with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or fully addressed by federal or state regulations. The United States and other countries are considering comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that the European Union has adopted the first such framework in its Artificial Intelligence Act. In addition, there may be additional legislation or regulations from government bodies that similarly impose compliance obligations for AI. Any failure or perceived failure by us or our service providers to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning, automated decision making, and algorithms, have and could impair the operationality or acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
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
Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. In the second quarter of 2023, our co-founders, Logan Green and John Zimmer, transitioned from their management roles and David Risher, a member of our board of directors, became Chief Executive Officer. We have also experienced transitions in other executive leadership roles, including our President and Chief Financial Officer. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to economic and other factors impacting our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
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
•public health concerns or emergencies, such as pandemics and other highly communicable diseases or viruses;
•complying with varying laws and regulatory standards, including with respect to privacy, data protection, cybersecurity, tax, trade compliance, anti-bribery and anti-corruption, insurance, and local regulatory restrictions and disclosure requirements;
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
Our industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and certain jurisdictions have adopted rules governing minimum driver earnings for ridesharing platforms. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we may face regulations relating to new or developing technologies. For example, the European Union has adopted the Artificial

Intelligence Act, which, upon becoming effective, is anticipated to impose operational and regulatory requirements relating to the use of AI technologies, and other jurisdictions may adopt laws and regulations relating to AI. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
In addition to the harms listed above, in the event of a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters, we may decide to, or be required to, significantly alter our existing business model and/or operations (including suspending or ceasing operations in impacted jurisdictions), our costs may increase, and we may experience adverse impacts on our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations and our ability to achieve or maintain profitability in the future.

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
Further, as we continue to expand our offerings and user base, we may become subject to additional privacy-related laws and regulations. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. In addition, our Lyft Media efforts provide third party promotional advertisements, including those that may be personalized to users. Changes in the law or regulatory landscape could limit or prohibit activities in regard to any new offerings we undertake. Further, the collection and storage of data, including in connection with the use of our Concierge and Lyft Pass for Healthcare offerings by healthcare partners, subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements on covered entities and business associates regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. Contracted healthcare entities including healthcare providers, health plans, and transportation managers using our Concierge or Lyft Pass for Healthcare offerings are either covered entities or business associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a business associate of other contracted healthcare covered entities or other contracted business associates of a healthcare covered entity. Compliance obligations under HIPAA include privacy, security and breach notification obligations and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to significant civil penalties that range from $100 - $50,000 per violation, with an annual maximum per violation calendar year cap of over $2,000,000 for “willful neglect” violations, and the possibility of civil litigation.
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
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause errors in our reporting. For example, our management determined that the clerical error in our forward-looking, non-GAAP directional commentary for fiscal year 2024 contained in our initial press release issued on February 13, 2024 resulted in the conclusion that our disclosure controls and procedures were not effective as of December 31, 2023 at a reasonable assurance level. While we have remediated the deficiency that resulted in the error, failure of our disclosure controls and procedures or internal control over financial reporting to be effective could cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. We may also be subject to public scrutiny, regulatory inquiries and legal proceedings if such failure results in an error in our financial reporting. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
In May 2020 and February 2024, we issued our 2025 Notes and 2029 Notes, respectively, in private placements to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of June 30, 2024, we had $1.0 billion of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of June 30, 2024, and $72.9 million in letters of credit were issued under the Revolving Credit Facility as of June 30, 2024. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permits us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company's common stock with the proceeds of a convertible note offering. See Note 7 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and Chair of our board of directors holds approximately 19.06% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and Vice Chair of our board of directors, holds approximately 10.94% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of June 30, 2024 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of June 30, 2024.
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
•the financial and business projections, targets or goals we provide to the public, any changes in those projections, targets or goals or our failure to meet those projections, targets or goals;
•announcements by us or our competitors of new offerings or platform features;
•investor sentiment and the public’s reaction to our press releases, earnings and other public announcements, and filings with the SEC, or those of our competitors or others in our industry;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On May 31, 2024, John Zimmer, the current Vice Chair of our board of directors, and The Zimmer 2014 Irrevocable Trust dated June 16, 2014 (the “Trust”), adopted a Rule 10b5-1 trading arrangement (the “2024 Plan”) providing for the sale from time to time of an aggregate of up to (i) 456,000 shares of Class A common stock held by Mr. Zimmer plus a portion of any additional shares of Class A Common Stock issued upon the vesting and settlement of RSUs granted to Mr. Zimmer for his service on our board of directors in June 2024; and (ii) 150,000 shares of Class A common stock issuable upon the conversion of shares of Class B common stock held by the Trust. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The current Rule 10b5-1 Plan entered into by Mr. Zimmer and the Trust on May 31, 2023 will terminate by its terms prior to the effective date of the 2024 Plan. The duration of the trading arrangement is until September 15, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	August 7, 2024	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2024	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer)