Form 10-Q
period 2024-09-30
Lyft, Inc.
filed 2024-11-07
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 4, 2024, the number of shares of the registrant’s Class A common stock outstanding was 406,286,219 and the number of shares of the registrant’s Class B common stock outstanding was 8,530,629.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$770,298	$558,636
Short-term investments	1,156,735	1,126,548
Prepaid expenses and other current assets	940,335	892,235
Total current assets	2,867,368	2,577,419
Restricted cash and cash equivalents	270,248	211,786
Restricted investments	1,196,837	837,291
Other investments	42,982	39,870
Property and equipment, net	483,861	465,844
Operating lease right of use assets	83,866	98,202
Intangible assets, net	48,242	59,515
Goodwill	256,393	257,791
Other assets	13,358	16,749
Total assets	$5,263,155	$4,564,467
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$109,336	$72,282
Insurance reserves	1,592,564	1,337,868
Accrued and other current liabilities	1,715,181	1,508,855
Operating lease liabilities — current	41,752	42,556
Convertible senior notes, current	389,773	—
Total current liabilities	3,848,606	2,961,561
Operating lease liabilities	103,779	134,102
Long-term debt, net of current portion	574,475	839,362
Other liabilities	80,516	87,924
Total liabilities	4,607,376	4,022,949
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 18,000,000,000 Class A shares authorized as of September 30, 2024 and December 31, 2023; 406,280,530 and 391,239,046 Class A shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively; 100,000,000 Class B shares authorized as of September 30, 2024 and December 31, 2023; 8,530,629 and 8,566,629 Class B shares issued and outstanding, as of September 30, 2024 and December 31, 2023	4	4
Additional paid-in capital	10,978,966	10,827,378
Accumulated other comprehensive loss	(3,329)	(4,949)
Accumulated deficit	(10,319,862)	(10,280,915)
Total stockholders’ equity	655,779	541,518
Total liabilities and stockholders’ equity	$5,263,155	$4,564,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$1,522,692	$1,157,550	$4,235,739	$3,179,004
Costs and expenses
Cost of revenue	888,255	644,500	2,463,135	1,800,091
Operations and support	117,462	118,763	336,238	325,338
Research and development	104,447	109,229	303,277	460,745
Sales and marketing	215,779	129,947	537,621	355,055
General and administrative	253,436	195,290	742,332	653,228
Total costs and expenses	1,579,379	1,197,729	4,382,603	3,594,457
Loss from operations	(56,687)	(40,179)	(146,864)	(415,453)
Interest expense	(7,362)	(6,209)	(22,262)	(17,793)
Other income (expense), net	50,941	34,399	133,941	124,689
Loss before income taxes	(13,108)	(11,989)	(35,185)	(308,557)
Provision for (benefit from) income taxes	(682)	111	3,762	5,454
Net loss	$(12,426)	$(12,100)	$(38,947)	$(314,011)
Net loss per share
Basic	$(0.03)	$(0.03)	$(0.10)	$(0.82)
Diluted	$(0.03)	$(0.03)	$(0.10)	$(0.82)
Weighted-average number of shares outstanding used to compute net loss per share
Basic	412,229	389,307	406,785	381,697
Diluted	412,229	389,307	406,785	381,697
Stock-based compensation included in costs and expenses:
Cost of revenue	$6,789	$5,553	$18,564	$23,825
Operations and support	2,310	2,818	6,299	12,727
Research and development	32,036	40,699	89,208	183,555
Sales and marketing	4,822	5,723	13,257	25,360
General and administrative	42,999	43,750	127,464	147,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(12,426)	$(12,100)	$(38,947)	$(314,011)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,176	(6,039)	671	(5,494)
Unrealized gain on marketable securities, net of taxes	3,268	576	949	1,962
Other comprehensive income (loss)	4,444	(5,463)	1,620	(3,532)
Comprehensive loss	$(7,982)	$(17,563)	$(37,327)	$(317,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
Issuance of common stock upon exercise of stock options	82	—	297	—	—	297
Issuance of common stock upon settlement of restricted stock units	7,985	—	—	—	—	—
Shares withheld related to net share settlement	(103)	—	(1,166)	—	—	(1,166)
Stock-based compensation	—	—	180,383	—	—	180,383
Other comprehensive income (loss)	—	—	—	—	1,463	1,463
Net loss	—	—	—	(187,649)	—	(187,649)
Balances as of March 31, 2023	378,119	$4	$10,514,527	$(10,128,244)	$(4,291)	$381,996
Issuance of common stock upon exercise of stock options	2	—	7	—	—	7
Issuance of common stock upon settlement of restricted stock units	7,431	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(661)	—	—	(661)
Issuance of common stock under employee stock purchase plan	767	—	5,569	—	—	5,569
Stock-based compensation	—	—	113,926	—	—	113,926
Other comprehensive income (loss)	—	—	—	—	468	468
Net loss	—	—	—	(114,262)	—	(114,262)
Balance as of June 30, 2023	386,237	$4	$10,633,368	$(10,242,506)	$(3,823)	$387,043
Issuance of common stock upon exercise of stock options	107	—	825	—	—	825
Issuance of common stock upon settlement of restricted stock units	6,676	—	—	—	—	—
Shares withheld related to net share settlement	(35)	—	(383)	—	—	(383)
Stock-based compensation	—	—	98,543	—	—	98,543
Other comprehensive income (loss)	—	—	—	—	(5,463)	(5,463)
Net loss	—	—	—	(12,100)	—	(12,100)
Other	—	—	(139)	—	—	(139)
Balance as of September 30, 2023	392,985	$4	$10,732,214	$(10,254,606)	$(9,286)	$468,326

	Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	399,806	$4	$10,827,378	$(10,280,915)	$(4,949)	$541,518
Issuance of common stock upon exercise of stock options	257	—	1,924	—	—	1,924
Issuance of common stock upon settlement of restricted stock units	6,280	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(1,463)	—	—	(1,463)
Repurchase and retirement of common stock	(3,143)	—	(50,000)	—	—	(50,000)
Purchase of capped call	—	—	(47,886)	—	—	(47,886)
Stock-based compensation	—	—	80,098	—	—	80,098
Other comprehensive income (loss)	—	—	—	—	(1,324)	(1,324)
Net loss	—	—	—	(31,535)	—	(31,535)
Balances as of March 31, 2024	403,118	$4	$10,810,051	$(10,312,450)	$(6,273)	$491,332
Issuance of common stock upon exercise of stock options	81	—	262	—	—	262
Issuance of common stock upon settlement of restricted stock units	6,842	—	—	—	—	—
Shares withheld related to net share settlement	(456)	—	(7,436)	—	—	(7,436)
Issuance of common stock under employee stock purchase plan	566	—	4,217	—	—	4,217
Stock-based compensation	—	—	85,739	—	—	85,739
Other comprehensive income (loss)	—	—	—	—	(1,500)	(1,500)
Net income	—	—	—	5,014	—	5,014
Balance as of June 30, 2024	410,151	$4	$10,892,833	$(10,307,436)	$(7,773)	$577,628
Issuance of common stock upon exercise of stock options	239	—	769	—	—	769
Issuance of common stock upon settlement of restricted stock units	4,731	—	—	—	—	—
Shares withheld related to net share settlement	(310)	—	(3,592)	—	—	(3,592)
Stock-based compensation	—	—	88,956	—	—	88,956
Other comprehensive income (loss)	—	—	—	—	4,444	4,444
Net loss	—	—	—	(12,426)	—	(12,426)
Balance as of September 30, 2024	414,811	$4	$10,978,966	$(10,319,862)	$(3,329)	$655,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities
Net loss	$(38,947)	$(314,011)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	115,189	85,350
Stock-based compensation	254,793	392,852
Amortization of premium on marketable securities	236	93
Accretion of discount on marketable securities	(66,220)	(46,581)
Amortization of debt discount and issuance costs	2,744	2,124
(Gain) loss on sale and disposal of assets, net	8,180	(9,471)
Other	(2,556)	2,173
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(39,631)	(35,354)
Operating lease right-of-use assets	19,971	21,769
Accounts payable	34,711	(52,988)
Insurance reserves	254,696	(94,580)
Accrued and other liabilities	189,903	(77,919)
Lease liabilities	(36,698)	(15,209)
Net cash (used in) provided by operating activities	696,371	(141,752)
Cash flows from investing activities
Purchases of marketable securities	(2,976,674)	(2,354,598)
Purchases of term deposits	(2,194)	—
Proceeds from sales of marketable securities	155,181	345,422
Proceeds from maturities of marketable securities	2,497,355	2,751,529
Proceeds from maturities of term deposits	3,539	5,000
Purchases of property and equipment and scooter fleet	(70,055)	(121,250)
Cash paid for acquisitions, net of cash acquired	—	1,630
Sales of property and equipment	67,856	79,033
Other	1,113	—
Net cash (used in) provided by investing activities	(323,879)	706,766
Cash flows from financing activities
Repayment of loans	(61,807)	(60,519)
Proceeds from issuance of convertible senior notes	460,000	—
Payment of debt issuance costs	(11,888)	—
Purchase of capped call	(47,886)	—
Repurchase of Class A common stock	(50,000)	—
Payment for settlement of convertible senior notes due 2025	(350,000)	—
Proceeds from exercise of stock options and other common stock issuances	7,173	6,697
Taxes paid related to net share settlement of equity awards	(12,490)	(2,208)
Principal payments on finance lease obligations	(35,403)	(35,935)
Contingent consideration paid	—	(14,100)
Net cash used in financing activities	(102,301)	(106,065)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(67)	(68)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	270,124	458,881
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	771,786	391,822
End of period	$1,041,910	$850,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$770,298	$590,541
Restricted cash and cash equivalents	270,248	258,798
Restricted cash, included in prepaid expenses and other current assets	1,364	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$1,041,910	$850,703

Non-cash investing and financing activities
Financed vehicles acquired	$90,918	$130,891
Purchases of property and equipment and scooter fleet not yet settled	7,144	10,998
Right-of-use assets acquired under finance leases	39,845	63,706
Right-of-use assets acquired under operating leases	4,336	3,760
Remeasurement of finance and operating lease right of use assets	(9,505)	(12,729)
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
Significant items subject to estimates and assumptions include those related to losses resulting from insurance claims inclusive of insurance related accruals, fair value of financial assets and liabilities, goodwill and identifiable intangible assets, leases, indirect tax obligations, legal contingencies, valuation allowance for deferred income taxes and the valuation of stock-based compensation.

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
The table below presents the Company’s revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from contracts with customers (ASC 606)	$1,387,825	$1,069,939	$3,919,393	$2,963,594
Rental revenue (ASC 842)	134,867	87,611	316,346	215,410
Total revenue	$1,522,692	$1,157,550	$4,235,739	$3,179,004
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
The Company’s receivable balance, which consists primarily of amounts due from Enterprise Users and Light Vehicle partners, was $318.8 million and $315.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s allowance for credit losses was $12.5 million and $9.8 million as of September 30, 2024 and December 31, 2023, respectively.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral coupons when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral coupons typically expire within one year. The Company estimates breakage using its historical experience. As of September 30, 2024 and December 31, 2023, the rider referral coupon liability was not material.
Light Vehicle Rider Incentives
Incentives offered to Light Vehicle riders were not material for the three and nine months ended September 30, 2024 and 2023.
For the three and nine months ended September 30, 2024, in relation to the driver, rider and Light Vehicle rider incentive programs, the Company recorded $162.1 million and $571.3 million as a reduction to revenue, respectively, and $112.2 million and $264.0 million as sales and marketing expense, respectively. For the three and nine months ended September 30, 2023, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $241.2 million and $854.8 million as a reduction to revenue, respectively, and $43.1 million and $90.0 million as sales and marketing expense, respectively.
Investments
Debt Securities
The Company’s accounting for its investments in debt securities is based on the legal form of the security, the Company’s intended holding period for the security, and the nature of the transaction. Investments in debt securities include commercial paper, certificates of deposit, corporate bonds, and U.S. government and agency securities. Investments in debt securities are classified as available-for-sale and are recorded at fair value.
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
Credit loss impairments are recognized through an allowance for credit losses adjustment to the amortized cost basis of the debt securities on the balance sheet with an offsetting credit loss expense on the condensed consolidated statements of operations. Impairments related to factors other than credit losses are recognized as an adjustment to the amortized cost basis of the security and an offsetting amount in accumulated other comprehensive income (loss), net of tax. As of September 30, 2024, the Company had not recorded any credit impairments. The Company determines realized gains or losses on the sale of debt securities on a specific identification method.
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
(iii)Restricted investments. Restricted investments are comprised of debt security investments in commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers.
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
Fair Value Measurements
The Company measures assets and liabilities at fair value based on an expected exit price, which represents the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
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
Insurance claims may take years to completely settle, and the Company has available limited historical loss experience because of the limited operational history. The Company makes certain assumptions based on currently available information and industry statistics, with the loss development factors as the most significant assumption related to the insurance reserves and the frequency and severity assumptions as the most significant assumptions related to insurance-related accruals, and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while the Company believes that the insurance reserve and insurance-related accrual amounts are adequate, the ultimate liabilities may be in excess of, or less than, the amounts provided. As a result, the net amounts that will ultimately be paid to settle the liabilities and when amounts will be paid may significantly vary from the estimated amounts provided for on the condensed consolidated balance sheets. For example, disruptive factors may distort data, metrics and patterns and result in rapid increases in insurance cost and reserve deficiency. These disruptive factors can include recent economic conditions and ongoing global events such as the high inflationary environment, increased litigation, higher than expected losses across the commercial auto industry and trends in markets in which the Company operates, including the potential insolvency of other insurance providers covering drivers in the market. The Company continues to review its insurance estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves.
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
Similar to other long-lived assets discussed below, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $2.5 million and $13.0 million during the three and nine months ended September 30, 2023, respectively. There was no such charge during the three and nine months ended September 30, 2024. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for further information.
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
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of September 30, 2024.
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
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors", which requires registrants to provide certain climate-related information in their registration statements and annual reports. As it pertains to the financial statements, the final rules require the financial statement footnotes to include certain disclosures regarding the amounts of expenses (or capitalized costs) incurred that relate to severe weather events and other natural conditions, as well as other disclosures regarding the material impact on financial estimates and assumptions of severe weather events and other natural conditions or disclosed targets or transition plans. It also requires disclosure of financial statement amounts related to carbon offsets and renewable energy credits. In April 2024, the SEC issued an order staying these rules pending the completion of judicial review of litigation challenging the validity of the rules. The disclosures will be required at the earliest in the Company's annual financial statements for the year ended December 31, 2025. The Company is currently evaluating the impact of this on its consolidated financial statements.
 3.    Supplemental Financial Statement Information
Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	September 30, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$178,967	$—	$—	$178,967
Money market deposit accounts	296,084	—	—	296,084
Certificates of deposit	111,149	299	(141)	111,307
Commercial paper	815,799	1,109	(754)	816,154
Corporate bonds	102,812	108	(8)	102,912
U.S. government and agency securities	270,474	356	(1)	270,829
Total unrestricted cash equivalents and short-term investments	1,775,285	1,872	(904)	1,776,253
Restricted Balances
Money market funds	42,957	—	—	42,957
Term deposits	2,194	—	—	2,194
Certificates of deposit	115,921	294	(171)	116,044
Commercial paper	841,855	973	(622)	842,206
Corporate bonds	78,107	77	(7)	78,177
U.S. government and agency securities	385,053	451	(2)	385,502
Total restricted cash equivalents and investments	1,466,087	1,795	(802)	1,467,080
Total unrestricted and restricted cash equivalents and investments	$3,241,372	$3,667	$(1,706)	$3,243,333
_______________
(1)Excludes $150.8 million of cash, which is included within the $1.9 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

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
The following table summarizes a reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023

Cash and cash equivalents	$770,298	$558,636
Restricted cash and cash equivalents	270,248	211,786
Restricted cash, included in prepaid expenses and other current assets	1,364	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$1,041,910	$771,786
The Company’s short-term investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value.
The remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous unrealized losses for greater than 12 months.
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of September 30, 2024, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of September 30, 2024 were primarily related to the continued market volatility associated with uncertain economic outlook. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of September 30, 2024. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of September 30, 2024 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	September 30, 2024
	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$27,968	$(312)
Corporate bonds	47,859	(15)
Commercial paper	97,592	(1,376)
U.S. government securities	9,938	(1)
Total available-for-sale debt securities in an unrealized loss position	$183,357	$(1,704)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Insurance-related accruals(1)	$721,760	$643,147
Legal and tax related accruals	366,786	296,336
Ride-related accruals	229,717	212,114
Insurance claims payable and related fees	66,137	52,609
Long-term debt, current(2)	40,151	25,798
Other	290,630	278,851
Accrued and other current liabilities	$1,715,181	$1,508,855
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
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$44,247	$36,869	$122,878	$105,429
Gain (loss) on sale of securities, net	(49)	(6)	(96)	(201)
Sublease income	911	1,183	3,027	3,737
Gain on equity method investment(1)	—	—	—	12,926
Foreign currency exchange gains (losses), net	1,469	(2,484)	(1,717)	294
Other, net(2)	4,363	(1,163)	9,849	2,504
Other income (expense), net	$50,941	$34,399	$133,941	$124,689
_______________
(1)In the quarter ended June 30, 2023, the Company acquired non-marketable equity securities of a privately held company. Refer to Note 13 “Variable Interest Entities” for more information on this transaction.
(2)In the quarter ended September 30, 2024, the Company recorded a gain of $3.2 million in other income (expense), net related to a change in fair value of a non-marketable equity security. In the quarter ended March 31, 2024, the Company recorded a gain on extinguishment of $5.1 million in other income (expense), net related to the repurchase of the 2025 Notes. Refer to Note 7 "Debt" for more information on this transaction.

 4.    Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$178,967	$—	$—	$178,967
Certificates of deposit	—	111,307	—	111,307
Commercial paper	—	816,154	—	816,154
Corporate bonds	—	102,912	—	102,912
U.S. government and agency securities	—	270,829	—	270,829
Total unrestricted cash equivalents and short-term investments	178,967	1,301,202	—	1,480,169
Restricted cash equivalents and investments(2)
Money market funds	42,957	—	—	42,957
Certificates of deposit	—	116,044	—	116,044
Commercial paper	—	842,206	—	842,206
Corporate bonds	—	78,177	—	78,177
U.S. government and agency securities	—	385,502	—	385,502
Total restricted cash equivalents and investments	42,957	1,421,929	—	1,464,886
Total financial assets	$221,924	$2,723,131	$—	$2,945,055
_______________
(1)$150.8 million of cash and $296.1 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.9 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$2.2 million of restricted term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, this balance is included within the $1.5 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.

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
During the nine months ended September 30, 2024, the Company did not make any transfers between the levels of the fair value hierarchy.
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
There were $9.1 million and $5.9 million of financial instruments measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
 5.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 66 locations as of September 30, 2024. These leases are classified as operating leases. As of September 30, 2024, the remaining lease terms vary from approximately two months to six years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of September 30, 2024, the remaining lease terms vary between three months to four years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.

Lease Position as of September 30, 2024
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	September 30, 2024	December 31, 2023
Operating Leases
Assets
Operating lease right-of-use assets	$83,866	$98,202
Liabilities
Operating lease liabilities, current	$41,752	$42,556
Operating lease liabilities, non-current	103,779	134,102
Total operating lease liabilities	$145,531	$176,658

Finance Leases
Assets
Finance lease right-of-use assets(1)	$86,353	$80,933
Liabilities
Finance lease liabilities, current(2)	31,595	25,193
Finance lease liabilities, non-current(3)	60,419	61,321
Total finance lease liabilities	$92,014	$86,514

Weighted-average remaining lease term (years)
Operating leases	4.1	4.5
Finance leases	2.8	3.4
Weighted-average discount rate
Operating leases	6.8%	6.7%
Finance leases	6.5%	6.7%
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Leases
Operating lease cost	$9,451	$9,587	$28,936	$31,076

Finance Leases
Amortization of right-of-use assets	8,087	5,395	21,290	14,017
Interest on lease liabilities	1,503	1,082	4,365	2,143

Other Lease Costs
Short-term lease cost	778	920	2,648	2,866
Variable lease cost (1)	2,332	2,575	7,502	7,665
Total lease cost	$22,151	$19,559	$64,741	$57,767
_______________
(1)Consists primarily of common area maintenance and taxes and utilities for real estate leases.
Sublease income was $0.9 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2023, respectively. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within operating expenses on the condensed consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$45,647	$44,579
Operating cash flows from finance leases	3,997	2,284
Financing cash flows from finance leases	35,403	35,935

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2024 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2024	$8,710	$9,403	$18,113
2025	50,121	35,720	85,841
2026	35,149	32,112	67,261
2027	29,948	14,627	44,575
2028	19,900	10,010	29,910
Thereafter	23,744	—	23,744
Total minimum lease payments	167,572	101,872	269,444
Less: amount of lease payments representing interest	(22,041)	(9,858)	(31,899)
Present value of future lease payments	145,531	92,014	237,545
Less: current obligations under leases	(41,752)	(31,595)	(73,347)
Long-term lease obligations	$103,779	$60,419	$164,198
Future lease payments receivable in car rental transactions under the Flexdrive program are not material since the lease term is less than a month.
 6.    Commitments and Contingencies
Noncancellable Purchase Commitments
In March 2018, the Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor through June 2021. The parties modified the aggregate commitment amounts and timing in January 2019, May 2020 and February 2022. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of September 30, 2024, the Company has made payments of $321.6 million under the amended arrangement.
In May 2019, the Company entered into a noncancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. The parties modified the commitment amounts and timing in April 2023 to reduce the Company's total payment obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024. As of September 30, 2024, the Company has made payments totaling $33.6 million as well as capital equipment investments totaling $60.5 million under the arrangements.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. None of the outstanding letters of credit are collateralized by cash. As of September 30, 2024 and December 31, 2023, the Company had letters of credit outstanding of $73.0 million and $60.2 million, respectively.
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

Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, and regulatory and governmental inquiries and investigations in the ordinary course of business, including suits by drivers, riders, renters, third parties and governmental entities (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, antitrust, its acquisitions, securities issuances, business practices, or public disclosures about the Company or the Company's business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to allegations of accidents or other trust and safety incidents involving drivers or riders using the Lyft Platform.
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
For example, California Assembly Bill 5 (now codified in part at Cal. Labor Code sec. 2775) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner’s cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration. On September 28, 2023, the California Court of Appeal issued a decision upholding the trial court’s order denying Lyft’s and Uber’s motions to compel arbitration. On November 7, 2023, the Company filed a petition requesting that the California Supreme Court review the Court of Appeal’s decision; the petition was denied on January 17, 2024, and the case was remitted to San Francisco Superior Court on January 29, 2024. The stay was lifted by the trial court on July 2, 2024, and the parties are exploring mediation. On October 7, 2024, the U.S. Supreme Court denied the Company's petition for writ of certiorari.
On January 12, 2021, a group of petitioners led by labor union SEIU filed a separate lawsuit in the California Supreme Court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. The California Supreme Court denied review on February 3, 2021. SEIU then filed a similar lawsuit in Alameda County Superior Court on February 11, 2021. Protect App-Based Drivers & Services (PADS) — the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 — intervened in the Alameda lawsuit. On August 20, 2021, after a merits hearing, the Alameda Superior Court issued an order finding that Proposition 22 is unenforceable. Both the California Attorney General and PADS filed appeals to the California Court of Appeal. On March 13, 2023, the California Court of Appeal upheld Proposition 22 as constitutional, while severing two provisions that relate to future amendments of Proposition 22. On April 21, 2023, SEIU filed a petition for review to the California Supreme Court. On June 28, 2023, the California Supreme Court granted SEIU’s petition for review and briefing was completed on June 3, 2024. The California Supreme Court held oral argument on May 21, 2024 and ordered the matter submitted for decision on June 3, 2024.

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
Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. Trial took place from May 13, 2024 to June 3, 2024. On June 27, 2024, the parties reached a resolution to dismiss the litigation with prejudice and Massachusetts drivers have begun receiving new benefits and maintained their flexibility as independent contractors. The amount accrued for these matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
The Company is currently involved in a number of putative class actions, thousands of individual claims, including those brought in arbitration or compelled pursuant to the Company's Terms of Service to arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorneys General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified drivers as independent contractors and other matters challenging the classification of drivers on the Company’s platform as independent contractors. The Company is also defending against allegations that the Company has failed to properly classify drivers and provide those drivers with sick leave and related benefits during the COVID-19 pandemic. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. On August 2, 2024, the NJDOL issued a revised assessment, which is based upon a different methodology. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. The Company filed a petition to challenge the assessment, and is awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
In June 2022, the California Employment Development Department ("EDD") opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2018 to 2020. The EDD issued an assessment on June 9, 2023 and subsequently issued an updated assessment on

June 27, 2023. The Company filed a petition to challenge the assessment. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
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
Other Class Actions and Consumer Matters
From time to time, the Company becomes involved in putative class actions, investigations, and other matters alleging violations of consumer protection, civil rights, and other laws; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act, or the ADA, among others. In July 2024, the Company went to trial in federal court in New York to defend against a class action alleging ADA and New York law violations with respect to the Company's wheelchair accessible vehicle ("WAV") offerings, seeking injunctive and other relief, in Lowell v. Lyft, Inc. On September 30, 2024, the district court ruled that plaintiffs failed to sustain their burden of proof that the modifications they proposed at trial would result in nationwide WAV service. The district court dismissed the suit and entered judgment in favor of the Company. The plaintiffs filed a notice of appeal on October 29, 2024. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
The Federal Trade Commission (“FTC”) alleged violations of Section 5 of the FTC Act in connection with certain advertising claims to drivers. The Company reached a settlement with the government to resolve this matter, which was approved by a court on November 1, 2024.
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
Securities Litigation

Beginning in April 2019, multiple putative class actions and derivative actions were filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the registration statement relating to the Company’s initial public offering (“IPO”) alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. All of these matters are now resolved except for the derivative actions, which were consolidated into one action in federal court in California. A proposed settlement was filed in the derivative action on July 23, 2024, and the court granted preliminary approval on October 16, 2024. A hearing on final settlement approval is set for February 6, 2025.
On February 13, 2024, the Company published a press release announcing our financial results for the fourth quarter and fiscal year 2023 that was furnished with our Current Report on Form 8-K filed that same day. The press release contained a clerical error relating to the Company's forward-looking, non-GAAP directional commentary for fiscal year 2024 (the “Clerical Error”). The Clerical Error was promptly corrected on the Company's earnings call and in an updated press release, and the Company filed an amended 8-K. Shortly after, the U.S. Securities and Exchange Commission ("SEC") requested information relating to the Clerical Error. The Company cooperated and responded voluntarily to the requests. On September 5, 2024, the SEC informed the Company that it had concluded its investigation and did not intend to recommend an enforcement action against the Company.
On March 5, 2024, a putative class action, captioned Chen v. Lyft, Inc., et al., Case No.: 3:24-cv-1330, was filed against the Company, our principal executive officer, and principal financial officer, in the United States District Court for the Northern District of California. The putative class action alleges violations of the federal securities laws relating to the Clerical Error. On September 13, 2024, the Company filed a motion to dismiss the complaint, which remains pending before the court.
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
 7.    Debt
Outstanding debt obligations as of September 30, 2024 were as follows (in thousands):

	Maturities	Interest Rates as of September 30, 2024	September 30, 2024	December 31, 2023
Convertible senior notes due 2025 (the "2025 Notes")	May 2025	1.50%	$389,773	$743,486
Convertible senior notes due 2029 (the "2029 Notes")	March 2029	0.625%	449,489	—
Non-revolving Loan	2026	7.61%	729	3,115
Master Vehicle Loan	2024 - 2027	3.35% - 7.10%	164,408	118,559
Total long-term debt, including current maturities			$1,004,399	$865,160
Less: Convertible senior notes, current (1)			389,773	—
Less: Long-term debt, current (2)			40,151	25,798
Total long-term debt			$574,475	$839,362
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
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense related to the 2025 Notes and 2029 Notes	$2,200	$2,803	$6,997	$8,409
Amortization of debt discount and issuance costs related to the 2025 Notes and 2029 Notes	989	908	2,744	2,598
Vehicle loans and other interest expense	4,173	2,498	12,521	6,786
Interest expense	$7,362	$6,209	$22,262	$17,793

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
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of September 30, 2024, the unamortized debt discount and debt issuance cost of the 2025 Notes was $0.9 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended September 30, 2024 was 1.9%.
During the quarter ended September 30, 2024, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company's Class A common stock on September 30, 2024, the if-converted value of the 2025 Notes was $129.8 million, which would not exceed the outstanding principal amount.

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
Debt issuance costs related to the 2029 Notes totaled $11.8 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of September 30, 2024, the unamortized debt discount and debt issuance cost of the 2029 Notes was $10.5 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended September 30, 2024 was 1.16%.
During the quarter ended September 30, 2024, the 2029 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on September 30, 2024, the if-converted value of the 2029 Notes was $278.2 million, which would not exceed the outstanding principal amount.

The net carrying amounts of the Notes were as follows (in thousands):

	September 30, 2024	December 31, 2023
2025 Notes
Principal	$390,719	$747,498
Unamortized debt discount and debt issuance costs	(946)	(4,012)
Net carrying amount of liability component	$389,773	$743,486

2029 Notes
Principal	$460,000	$—
Unamortized debt discount and debt issuance costs	(10,511)	—
Net carrying amount of liability component	$449,489	$—
As of September 30, 2024, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes and the 2029 Notes were approximately $381.4 million and $445.2 million, respectively. The estimated fair value of the Notes were determined based on a market approach which was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.
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
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. On September 12, 2024, the Non-revolving Loan was amended, extending the Company's ability to draw through September 30, 2025. As amended to date, the Non-revolving Loan provides for a borrowing capacity of $50.0 million, though Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving

Loan. As of September 30, 2024, $5.2 million had been drawn under the Non-revolving Loan and $44.8 million is remaining under the facility.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of September 30, 2024, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed.
Master Vehicle Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles and additional capacity may be requested. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from 12 months to 48 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.10% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to the lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash on the condensed consolidated balance sheets.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of September 30, 2024, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $0.7 million and $167.0 million, respectively, as of September 30, 2024 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. As of September 30, 2024, the Company made repayments of $61.8 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of September 30, 2024 were as follows (in thousands):

Remainder of 2024	$8,134
2025	430,328
2026	67,609
2027	48,839
2028	—
Thereafter	449,489
Total long-term debt outstanding	$1,004,399
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

The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of September 30, 2024, the Company was in compliance with all covenants of the VPA. As of September 30, 2024, the outstanding borrowings from the interim financing under the VPA was $16.4 million which is included within accrued and other current liabilities on the condensed consolidated balance sheets.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider’s performance for any amount borrowed under the revolving credit facility. As of September 30, 2024, there was a $3.0 million exposure to loss under the terms of the guarantee.
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
As of September 30, 2024, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
As of September 30, 2024, there were no other balances outstanding.
 8.    Common Stock
Restricted Stock Units
The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2023	30,091	$9.40	$449,994
Granted	20,935	15.01
Vested	(17,854)	12.03
Canceled	(2,782)	13.87
Nonvested units as of September 30, 2024	30,390	$11.32	$385,941
Included in the grants for the nine months ended September 30, 2024 are 2,407,975 performance based restricted stock units (“PSUs”). These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized beginning on the grant date over the requisite service periods of each individual tranche.
All PSUs are subject to a continuous service condition in addition to certain performance criteria.
The fair value as of the respective vesting dates of RSUs that vested during the nine months ended September 30, 2024 and 2023 was $268.5 million and $224.9 million, respectively. In connection with RSUs that vested in the nine months ended September 30, 2024, the Company withheld 848,001 shares and remitted cash payments of $12.5 million on behalf of the RSU holders to the relevant tax authorities.
As of September 30, 2024, the total unrecognized compensation cost was $237.4 million. The Company expects to recognize this expense over the remaining weighted-average period of 1.1 years. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
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
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2023, 13,414,259 additional shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2024, an additional 3,998,056 shares of Class A common stock were reserved for issuance under the ESPP. As of September 30, 2024, 5,717,872 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP automatically increases on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
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
The Company recorded income tax expense (benefit) of $(0.7) million and $3.8 million in the three and nine months ended September 30, 2024, respectively, and $0.1 million and $5.5 million in the three and nine months ended September 30, 2023, respectively. The effective tax rate was 5.20% and (10.69)% for the three and nine months ended September 30, 2024, respectively, and (0.92)% and (1.77)% for the three and nine months ended September 30, 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2024 and December 31, 2023.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some, or all, of its deferred tax assets will not be realizable in the future. In making that assessment, the Company considers all available evidence, both positive and negative, in the jurisdictions in which it operates. As of September 30, 2024, the Company maintains its valuation allowance against its U.S. federal and state net deferred tax assets. The Company intends to maintain the valuation until there is sufficient positive evidence to support the reversal of the valuation allowance for U.S. federal and state tax purposes.
 10.    Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For diluted net loss per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable. For purposes of this calculation, stock options, RSUs, PSUs, the 2029 Notes, the 2025 Notes, and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(12,426)	$(12,100)	$(38,947)	$(314,011)
Weighted-average shares used in computing net loss per share, basic and diluted	412,229	389,307	406,785	381,697
Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.82)
The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	15,340	21,520	15,340	21,520
2025 Notes(1)	10,178	19,471	10,178	19,471
2029 Notes(1)	21,821	—	21,821	—
Performance based restricted stock units	15,050	14,300	15,050	14,300
ESPP	1,467	385	1,467	385
Stock options	203	790	203	790
Total	64,059	56,466	64,059	56,466
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
 11.    Related Party Transactions
The Company's transactions with related parties were immaterial for the three and nine months ended September 30, 2024 and 2023.
 12.     Restructuring
September 2024 Restructuring Plan
In September 2024, the Company announced a restructuring plan related to its bikes and scooters transportation mode as part of its efforts to align strategic priorities and reduce operating costs. The plan involved the disposal of certain types of bikes and scooters and the termination of approximately 1% of the Company's employees. As a result of the restructuring plan, in the third quarter of 2024, the Company recorded $13.4 million in fixed asset disposals, $10.8 million in other current assets disposals and other costs, $10.6 million in accelerated depreciation of fixed assets and $1.5 million in employee severance and other employee costs. As a result of the above, the Company incurred restructuring charges of $36.4 million in the quarter ended September 30, 2024. The restructuring plan has been substantially completed and there may be immaterial restructuring costs in the fourth quarter of 2024.
The following table summarizes the above restructuring related charges by line item within the Company’s condensed consolidated statements of operations where they were recorded in the quarter ended September 30, 2024 (in thousands):

	Severance and Other Employee Costs	Fixed Asset Disposals	Other Current Assets Disposals and Other Costs	Accelerated Depreciation	Total
Cost of revenue	$—	$13,427	$10,812	$9,957	$34,196
Operation and support	396	—	—	—	396
Research and development	1,009	—	—	172	1,181
Sales and marketing	—	—	—	—	—
General and administrative	120	—	—	485	605
Total	$1,525	$13,427	$10,812	$10,614	$36,378
April 2023 Restructuring Plan
In April 2023, the Company announced a restructuring plan as part of its efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of the Company's employees. As a result of the restructuring plan, in the second quarter of 2023, the Company recorded $47.2 million in employee severance and other employee costs and $9.7 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. The Company also recorded $6.3 million in impairment charges, fixed asset write-offs, accelerated depreciation and other costs to real estate operating lease right-of-use assets, which was primarily related to the cease use of certain facilities. As a result of the above, the Company incurred net restructuring charges of $63.3 million in the quarter ended June 30, 2023. The restructuring plan has been completed as of the quarter ended June 30, 2023.
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
In the first quarter of 2023, the Company finalized the exit of certain leases as part of the plan of termination and the Company completed a transaction for the divestiture of certain assets related to the Company’s first party vehicle services business. As a result, the Company recorded $10.5 million in impairment charges related to the cease use of certain facilities to real estate operating lease right-of-use assets and other costs, which included $9.1 million of future payments associated with exiting certain facilities. The Company also incurred employee related charges, which include employee severance, benefits and stock-based compensation in the first quarter of 2023. As a result of the above, the Company incurred net restructuring charges of $24.4 million in the quarter ended March 31, 2023. The restructuring plan has been completed as of the quarter ended March

31, 2023.
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
As of September 30, 2024, there were $0.6 million in restructuring-related liabilities. As of December 31, 2023, there were no restructuring-related liabilities.
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
The acquisition date fair value of the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeded the carrying value and was recorded within other investments in the condensed consolidated balance sheets.
Other than the VIE of which PBSC owns an 80% equity interest, the Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s condensed consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the quarter ended September 30, 2024.
The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make which was immaterial as of September 30, 2024.
Other VIEs
During the second quarter of 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board of directors of such company. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity's economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company's ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company's maximum exposure to the VIE. During the quarter ended September 30, 2024, there was no change in the Company's claim on the net assets of the investment and therefore, the Company did not recognize an equity method gain or loss nor was there an impairment of the investment.

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
Our Business
Lyft, Inc. (the “Company” or “Lyft”) started a movement to revolutionize transportation. In 2012, we launched our peer-to-peer marketplace for on-demand ridesharing and have continued to pioneer innovations. Today, Lyft is one of the largest multimodal transportation networks in the United States and Canada. We have an important purpose, which is to serve and connect. We strive to get riders out into the world so they can live their lives together, and to provide drivers a way to work that gives them control over their time and money.
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
Riders and drivers want and value choice, and we believe there remains an opportunity for growth in our marketplace. In July 2024, we launched price lock, a new subscription offering that caps the price of a rider's regular and scheduled rides during the rider's chosen pickup time. In February 2024, we made the commitment to drivers that after external fees are subtracted, their guaranteed share of rider payments will be 70% or more each week. In September 2023, we launched Women+ Connect, a new feature that offers women and nonbinary drivers the option to turn on a preference within the Lyft App to prioritize matches with nearby women and nonbinary riders and in 2024, we extended Women+ Connect nationwide. We are focused on delivering a great rideshare experience and will continue to innovate for drivers and riders, creating an increasingly differentiated service over time. We are committed to building a durable, healthy and profitable business for riders, drivers and shareholders. In the second quarter of 2024, we achieved net income for the first time in our operating history.
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

Recent Developments
Restructuring Activities
On September 4, 2024, we announced a restructuring plan of our bikes and scooters transportation mode as part of our efforts to align strategic priorities and reduce operating costs. As a result, we incurred restructuring charges of $36.4 million in the quarter ended September 30, 2024. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding this reduction in workforce.
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
In February 2024, we completed an offering of $460 million aggregate principal amount of the 2029 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used the net proceeds of the offering to (1) repurchase a portion of our 2025 Notes concurrently with the pricing of the offering in separate and privately negotiated transactions with certain holders of the 2025 Notes, (2) pay the cost of the 2029 Capped Calls and (3) purchase approximately $50 million of the Class A common stock from institutional investors through one of the initial purchasers of the 2029 Notes or its affiliate, acting as Lyft’s agent, at a price per share equal to the last reported sale price of the Class A common stock on the Nasdaq Global Select Market on the date of the pricing of the 2029 Notes. Refer to Note 7 “Debt” and Note 8 "Common Stock" to the condensed consolidated financial statements for information regarding these transactions.

Financial and Operational Results for the Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2024	2023	2023 to 2024 % Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$1,522.7	$1,157.6	32%
Total costs and expenses	$1,579.4	$1,197.7	32%
Loss from operations	$(56.7)	$(40.2)	(41)%
Net loss	$(12.4)	$(12.1)	(2)%
Net loss as a percentage of revenue	(0.8)%	(1.0)%
Net cash (used in) provided by operating activities	$264.0	$2.3	11,378%
Net cash (used in) provided by investing activities	$(6.7)	$(134.1)	95%
Net cash used in financing activities	$(35.4)	$(22.7)	(56)%

Key Metrics and Non-GAAP Financial Measures
Active Riders	24.4	22.4	9%
Rides	216.7	187.4	16%
Gross Bookings	$4,108.4	3,554.1	16%
Adjusted EBITDA(1)	$107.3	$92.0	17%
Net loss as a percentage of Gross Bookings	(0.3)%	(0.3)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	2.6%
Adjusted Net Income (Loss)(1)	$118.1	$92.3	28%
Free cash flow(1)(2)	$242.8	$(30.0)	909%
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
The increase in the number of Active Riders in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due primarily to our focus on rider engagement, improved retention and overall marketplace health.
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
The increase in Rides in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due primarily to our improved marketplace health, which resulted in an increase in Active Riders and increased ride frequency.
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
The increase in Gross Bookings in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due primarily to Rides growth which benefited from increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, and continued improvements in marketplace health.
Net loss as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 were relatively flat due primarily to Rides growth as well as our cost-restructuring efforts initiated in previous years which helped us to partially offset the impact of higher variable costs, including certain insurance costs, investments in rider engagement and higher legal expenses to net loss and Adjusted EBITDA.
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
Operations and Support
Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, Light Vehicle fleet operations support costs, driver background checks and onboarding costs, fees paid to third-parties providing operations support, facilities costs and certain car rental fleet support costs. Light Vehicle fleet operations support costs include general repairs and maintenance, and other customer support activities related to repositioning bikes and scooters for rider convenience, cleaning and safety checks.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation costs, professional services fees, certain insurance costs that are generally not required under TNC regulations, certain loss contingency expenses including legal accruals and settlements, insurance claims administrative fees, policy spend, depreciation, facilities costs and other corporate costs. General and administrative expenses are expensed as incurred.
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
Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes consists of federal and state taxes in the U.S. and foreign taxes in jurisdictions in which we conduct business. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for (benefit from) income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards, or NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized.
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$1,522,692	$1,157,550	$4,235,739	$3,179,004
Costs and expenses
Cost of revenue	888,255	644,500	2,463,135	1,800,091
Operations and support	117,462	118,763	336,238	325,338
Research and development	104,447	109,229	303,277	460,745
Sales and marketing	215,779	129,947	537,621	355,055
General and administrative	253,436	195,290	742,332	653,228
Total costs and expenses	1,579,379	1,197,729	4,382,603	3,594,457
Loss from operations	(56,687)	(40,179)	(146,864)	(415,453)
Interest expense	(7,362)	(6,209)	(22,262)	(17,793)
Other income (expense), net	50,941	34,399	133,941	124,689
Loss before income taxes	(13,108)	(11,989)	(35,185)	(308,557)
Provision for (benefit from) income taxes	(682)	111	3,762	5,454
Net loss	$(12,426)	$(12,100)	$(38,947)	$(314,011)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	58.3	55.7	58.2	56.6
Operations and support	7.7	10.3	7.9	10.2
Research and development	6.9	9.4	7.2	14.5
Sales and marketing	14.2	11.2	12.7	11.2
General and administrative	16.6	16.9	17.5	20.5
Total costs and expenses	103.7	103.5	103.5	113.1
Loss from operations	(3.7)	(3.5)	(3.5)	(13.1)
Interest expense	(0.5)	(0.5)	(0.5)	(0.6)
Other income (expense), net	3.3	3.0	3.2	3.9
Loss before income taxes	(0.9)	(1.0)	(0.8)	(9.7)
Provision for (benefit from) income taxes	—	—	0.1	0.2
Net loss	(0.8)%	(1.0)%	(0.9)%	(9.9)%
Comparison of the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Revenue	$1,522,692	$1,157,550	32%	$4,235,739	$3,179,004	33%
Revenue increased $365.1 million, or 32%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due primarily to an increase of 16% in Rides and 9% in Active Riders as we benefited from increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, and continued improvements in marketplace health. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $79.1 million for the quarter ended September 30, 2024 as compared to the same quarter in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
Revenue increased $1.1 billion, or 33%, in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due primarily to an increase of 18% in Rides as we benefited from continued improvements in marketplace health. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $283.5 million for the nine months ended September 30, 2024 as compared to the same period in the prior year.
We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of Light Vehicles.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Cost of revenue	$888,255	$644,500	38%	$2,463,135	$1,800,091	37%
Cost of revenue increased $243.8 million, or 38%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was due primarily to a $187.0 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected paid losses across the commercial auto industry as well as an increase in ride volume. There was also a $34.2 million increase in restructuring costs related to the restructuring events in the third quarter of 2024, consisting of (i) $13.4 million in fixed asset disposals, (ii) $10.8 million in other current assets disposals and other costs and (iii) $10.0 million in accelerated depreciation of fixed assets, and a $24.0 million increase in transaction fees driven by higher ride volume.
Cost of revenue increased $663.0 million, or 37%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was due primarily to a $571.4 million increase in insurance costs driven by recent economic factors including the high inflationary environment, increased litigation, and higher than expected paid losses across the commercial auto industry as well as an increase in ride volume. There was also a $61.8 million increase in transaction fees driven by higher ride volume and a $29.2 million increase in restructuring costs in 2024 compared to 2023.
We expect to see cost of revenue increase in the near term on a year-over-year basis due to higher insurance costs driven by the renewals of our third party insurance agreements.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Operations and support	$117,462	$118,763	(1)%	$336,238	$325,338	3%
Operations and support expenses were relatively flat in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Operations and support expenses included a $5.2 million decrease in facilities costs and a $3.5 million decrease in Light Vehicle fleet operations support costs. These decreases were partially offset by a $3.4 million increase in Flexdrive related costs.
Operations and support expenses increased $10.9 million, or 3%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was due primarily to increases of $16.9 million in driver onboarding costs and rider and driver support costs, $13.2 million in Light Vehicle fleet operations support costs and $10.3 million Flexdrive related costs. These increases were partially offset by a $19.7 million decrease in facilities costs, a $6.4 million decrease in stock-based compensation, a $4.2 million decrease in personnel-related costs and a $3.9 million decrease in depreciation driven by restructuring events initiated in prior years, which included reductions in headcount and the cease use of certain facilities.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Research and development	$104,447	$109,229	(4)%	$303,277	$460,745	(34)%
Research and development expenses decreased $4.8 million, or 4%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was primarily due to a $8.7 million decrease in stock-based compensation driven by a reduction in headcount after the restructuring events initiated in prior years.
Research and development expenses decreased $157.5 million, or 34%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily due to a $94.3 million decrease in stock-based compensation and a $60.7 million decrease in personnel-related costs driven by a reduction in headcount after the restructuring events initiated in prior years.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Sales and marketing	$215,779	$129,947	66%	$537,621	$355,055	51%
Sales and marketing expenses increased $85.8 million, or 66%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to a $69.1 million increase in rider, driver and Light Vehicle rider incentive programs due to investments in rider engagement and a $9.7 million increase in advertising expenses related to brand and other marketing.

Sales and marketing expenses increased $182.6 million, or 51%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to a $174.0 million increase in rider, driver and Light Vehicle rider incentive programs and a $15.3 million increase in advertising expenses related to brand and other marketing. These increases were partially offset by decreases of $12.9 million in personnel-related costs and $12.1 million in stock-based compensation driven by a reduction in headcount after the restructuring events initiated in prior years.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
General and administrative	$253,436	$195,290	30%	$742,332	$653,228	14%
General and administrative expenses increased $58.1 million, or 30%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to a net increase of $29.9 million in certain loss contingencies including legal and tax accruals and settlements inclusive of a $14.2 million tax accrual release in the third quarter of 2024, $27.4 million in an accrual for self-retained general business liabilities and $5.1 million in consulting and advisory costs.
General and administrative expenses increased $89.1 million, or 14%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to increases of $68.3 million in certain loss contingencies including legal and tax accruals and settlements, $50.5 million in an accrual for self-retained general business liabilities, $8.2 million in bad debt expense and $5.4 million in claims administration fees. These increases were partially offset by decreases of $27.0 million in personnel-related costs and $19.9 million in stock-based compensation driven by a reduction in headcount after the restructuring events initiated in prior years.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Interest expense	$(7,362)	$(6,209)	19%	$(22,262)	$(17,793)	25%
Interest expense increased $1.2 million, or 19%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Interest expense increased $4.5 million, or 25%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except for percentages)
Other income (expense), net	$50,941	$34,399	48%	$133,941	$124,689	7%
Other income (expense), net increased $16.5 million, or 48%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to a $7.4 million increase in interest income in the third quarter of 2024 compared to the same period in 2023 due to higher returns on investments. There was also a $4.0 million increase due to foreign currency exchange.
Other income (expense), net increased $9.3 million, or 7%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to a $17.4 million increase in interest income in the nine months ended September 30, 2024 compared to the same period in 2023 due to higher returns on investments and a $5.1 million gain on extinguishment related to the repurchase of 2025 Notes. These increases were partially offset by a $12.9 million gain on an equity method investment incurred in the second quarter of 2023 and a $2.0 million decrease due to foreign currency exchange.

Non-GAAP Financial Measures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$1,522.7	$1,157.6	32%	$4,235.7	$3,179.0	33%
Net loss	$(12.4)	$(12.1)	(2)%	$(38.9)	$(314.0)	88%
Net loss as a % of revenue	(0.8)%	(1.0)%		(0.9)%	(9.9)%
Net cash (used in) provided by operating activities	$264.0	$2.3	11,378%	$696.4	$(141.8)	591.1%
Net cash (used in) provided by investing activities	$(6.7)	$(134.1)	95%	$(323.9)	$706.8	(145.8)%
Net cash used in financing activities	$(35.4)	$(22.7)	(56)%	$(102.3)	$(106.1)	3.6%

Key Metrics and Non-GAAP Financial Measures
Gross Bookings	$4,108.4	$3,554.1	16%	$11,820.5	$10,050.9	18%
Adjusted EBITDA(1)	$107.3	$92.0	17%	$269.6	$155.7	73%
Net loss as a percentage of Gross Bookings	(0.3)%	(0.3)%		(0.3)%	(3.1)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	2.6%		2.3%	1.5%
Adjusted Net Income (Loss)(1)	$118.1	$92.3	28%	$277.0	$179.6	54%
Free cash flow(1)(2)	$242.8	$(30.0)	909%	$626.3	$(263.0)	338%
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
We announced restructuring plans in the fourth quarter of 2022, second quarter of 2023 and third quarter of 2024 to reduce operating expenses and align strategic priorities. We believe the costs associated with the restructurings are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Adjusted EBITDA is useful to investors by enabling them to better assess our ongoing operating performance and provide for better comparability with our historically disclosed Adjusted EBITDA amounts. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding these restructuring plans.
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
Net loss is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(12.4)	$(12.1)	$(38.9)	$(314.0)
Adjusted to exclude the following:
Interest expense(1)	8.9	7.3	26.7	20.0
Other (income) expense, net	(50.9)	(34.4)	(133.9)	(124.7)
Provision for (benefit from) income taxes	(0.7)	0.1	3.8	5.5
Depreciation and amortization	45.1	29.5	115.2	85.3
Stock-based compensation	89.0	98.5	254.8	392.9
Payroll tax expense related to stock-based compensation	1.7	1.9	13.3	10.9
Sublease income	0.9	1.2	3.0	3.7
Restructuring charges(2)(3)	25.8	—	25.8	76.2
Adjusted EBITDA(4)	$107.3	$92.0	$269.6	$155.7
Gross Bookings	$4,108.4	$3,554.1	$11,820.5	$10,050.9
Net loss as a percentage of Gross Bookings	(0.3)%	(0.3)%	(0.3)%	(3.1)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	2.6%	2.3%	1.5%
_______________
(1)Includes $1.5 million and $4.4 million related to the interest component of vehicle-related finance leases in the three and nine months ended September 30, 2024, respectively. Includes $1.1 million and $2.2 million related to the interest component of vehicle-related finance leases in the three and nine months ended September 30, 2023. Refer to Note 5 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle-related finance leases.
(2)In the three months ended September 30, 2024, we incurred restructuring charges of $13.4 million of fixed asset disposals, $10.8 million of other current assets disposals and other costs and $1.5 million of severance and other employee costs. Restructuring related charges for accelerated depreciation of fixed assets of $10.6 million are included on its respective line item. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plan announced in September 2024.
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

Net loss is the most directly comparable financial measure to Adjusted Net Income (Loss). The following table provides a reconciliation of net loss to Adjusted Net Income (Loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(12.4)	$(12.1)	$(38.9)	$(314.0)
Adjusted for the following:
Amortization of intangible assets	3.5	4.0	11.5	12.7
Stock-based compensation	89.0	98.5	254.8	392.9
Payroll tax expense related to stock-based compensation	1.7	1.9	13.3	10.9
Restructuring charges(1)(2)	36.4	—	36.4	77.2
Adjusted Net Income (Loss)(3)	$118.1	$92.3	$277.0	$179.6
_______________
(1)In the three months ended September 30, 2024, we incurred restructuring charges of $13.4 million of fixed asset disposals, $10.8 million of other current assets disposals and other costs, $10.6 million of accelerated depreciation of fixed assets and $1.5 million of severance and other employee costs. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plan announced in September 2024.
(2)In the nine months ended September 30, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs, $25.3 million related to right-of-use-asset impairments and other costs and $1.0 million of accelerated depreciation related to the restructuring plans announced in April 2023 and November 2022. Restructuring related charges for stock-based compensation of $9.9 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the nine months ended September 30, 2023 are included on their respective line items. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding the restructuring plan announced in November 2022.
(3)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net cash provided by (used in) operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net cash provided by (used in) operating activities	264.0	2.3	696.4	(141.8)
Less: purchases of property and equipment and scooter fleet	(21.2)	(32.3)	(70.1)	(121.3)
Free cash flow(1)	$242.8	$(30.0)	$626.3	$(263.0)
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash provided by (used in) operating activities	$696,371	$(141,752)
Net cash (used in) provided by investing activities	(323,879)	706,766
Net cash used in financing activities	(102,301)	(106,065)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(67)	(68)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$270,124	$458,881
Operating Activities
Cash provided by operating activities was $696.4 million for the nine months ended September 30, 2024, which consisted of a net loss of $(38.9) million primarily offset by changes in working capital of $423.0 million. The year over year improvement to net loss for the nine months ended September 30, 2024, from $(314.0) million to $(38.9) million was a result of increase in our revenues and the actions we have taken to reduce our operating expenses. Net loss was also offset by non-cash adjustments for stock-based compensation expense of $254.8 million, which decreased year over year due to a reduction in headcount driven by the restructuring activities initiated in prior years, and depreciation and amortization expense of $115.2 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to the prior year, an increase in ride volume in 2024 compared to previous periods and strategic risk management decisions to retain additional risk in certain markets, (ii) an increase in accounts payable which was primarily due to the timing of insurance claim payments and (iii) an increase in insurance-related accruals. There was also an increase in certain loss contingencies including legal and tax accruals. These were partially offset by (i) increases to prepaid expenses for deposits related to our annual insurance renewals and (ii) a decrease to our operating lease liabilities related to ordinary payments for our real estate operating leases.
Cash used in operating activities was $141.8 million for the nine months ended September 30, 2023. This consisted primarily of a net loss of $314.0 million. This was offset by non-cash stock-based compensation expense of $392.9 million and depreciation and amortization expense of $85.4 million. The changes in working capital were primarily driven by (i) a decrease in our insurance reserves as insurance payments outpaced accruals in the period and (ii) increases to prepaid expenses for deposits related to our annual insurance renewals. These were offset by impairments of operating lease right-of-use assets as part of the restructuring activities initiated in the fourth quarter of 2022.
Investing Activities
Cash used in investing activities was $323.9 million for the nine months ended September 30, 2024, which primarily consisted of purchases of marketable securities of $3.0 billion partially offset by proceeds from sales and maturities of marketable securities of $2.7 billion.
Cash provided by investing activities was $706.8 million for the nine months ended September 30, 2023, which primarily consisted of proceeds from sales and maturities of marketable securities of $3.1 billion. This was partially offset by purchases of marketable securities of $2.4 billion.
Financing Activities
Cash used in financing activities was $102.3 million for the nine months ended September 30, 2024, which primarily consisted of repayment of loans of $61.8 million and principal payments on finance lease obligations of $35.4 million. This also included a net cash inflow of $0.2 million related to transactions related to the issuance of our 2029 Notes which included $460.0 million in proceeds from the issuance of the 2029 Notes and expenditures of $350.0 million related to the settlement of the 2025 Notes, $50.0 million related to the repurchase of Class A common stock, $47.9 million related to the purchase of capped calls and $11.9 million in payments of debt issuance costs.
Cash used in financing activities was $106.1 million for the nine months ended September 30, 2023, which primarily consisted of repayment of loans of $60.5 million and principal payments on finance lease obligations of $35.9 million.
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of approximately $770.3 million and short-term investments of approximately $1.2 billion, exclusive of restricted cash, cash equivalents and investments of $1.5 billion, and a revolving credit facility in an aggregate principal amount of $420.0 million as described below. Cash and cash equivalents consisted of institutional money market funds, certificates of deposits, commercial paper, corporate bonds and U.S. government and agency securities that have an original maturity of less than three months and are readily convertible into known amounts of cash. Also included in cash and cash equivalents are certain money market deposit accounts and cash in transit from payment processors for credit and debit card transactions. Short-term investments consisted of commercial paper, certificates of deposit, corporate bonds, term deposits and U.S. government and agency securities, which mature in 12 months or less. Restricted cash, cash equivalents and investments consisted primarily of amounts held in separate trust accounts and restricted bank accounts as collateral for insurance purposes. That portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
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
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of September 30, 2024 and December 31, 2023 were $1.2 billion and $837.3 million, respectively.
We have $1.9 billion in unrestricted cash and cash equivalents and short-term investments as of September 30, 2024. We also have the ability to borrow an aggregate principal amount of up to $420.0 million under the Revolving Credit Facility, none of which has been drawn as of September 30, 2024, and $73.0 million in letters of credit were issued under the Revolving Credit Facility as of September 30, 2024. We believe that this provides sufficient liquidity to meet our working capital, inclusive of short-term commitments such as the current portion of our convertible senior notes, and capital expenditures needs for at least the next 12 months. In the quarter ended September 30, 2024, we reported a fourth consecutive quarter of positive free cash flow and in the quarter ended June 30, 2024, we achieved net income for the first time in our operating history. We plan to continue to actively manage and optimize our cash balances and liquidity, capital expenditures, working capital and operating expenses. In particular, we continue to actively monitor the impact of the uncertain macroeconomic environment, including tightening credit markets, inflation and changing interest rates and have made adjustments to our expenses and cash flow which include headcount reductions announced in the third quarter of 2024, second quarter of 2023 and fourth quarter of 2022. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in the first quarter of 2023. Refer to Note 12 “Restructuring” to the condensed consolidated financial statements for information regarding these reductions in workforce.
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
Contractual Obligations and Commitments
As of September 30, 2024, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates. Such fluctuations to date have not been significant.
As of September 30, 2024, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.9 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.5 billion. As of September 30, 2024, we had long-term debt of $1.0 billion, 39% of which consisted of the fixed-rate 2025 Notes we issued in May 2020, and 45% of which consisted of the fixed-rate 2029 Notes we issued in February 2024. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business and results of operations are subject to global economic conditions. Deteriorating macroeconomic conditions, including slower growth or recession, inflation and related high interest rates, increases to fuel and other energy costs or vehicle costs, changes in the labor market or decreases in consumer spending power or confidence, are likely to result in decreased discretionary spending and reduced demand for our platform. Further, changes in corporate spending, including cost-cuts and layoffs, may adversely impact business travel, commuting and other business-related expenditures and impact our Lyft Business customers. In addition, uncertainty and volatility in the banking and financial services sectors, inflation and high interest rates, increased fuel and other energy costs, increased labor and benefits costs and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. For example, inflation has increased in recent years and is expected to further increase medical costs and vehicle repair costs, including increased prices of new and used vehicle parts, which has resulted in increases in our insurance costs. Similarly, these factors, as well as increased fuel costs, increase our costs as well as costs for drivers on our platform. Many of these factors are out of our control and make it difficult to accurately forecast gross bookings, revenues and operating results, particularly in the long-term, and could negatively affect our ability to meet our target operating performance and our (and our strategic partners’) ability to make decisions about future investments and strategies. Further, we may need to make changes to our business to respond to these conditions and be able to compete effectively. For example, as a result of the increase in gas prices at certain points in 2022, in order to support drivers on our platform, we implemented a temporary per ride fuel surcharge in most markets, which we removed in September 2022. Similarly, we have adjusted our pricing in response to competitive pressures caused by changes in our marketplace, which has in the past contributed to a decline in our revenue and may cause a decline in revenue in future quarters. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue, financial condition and results of operations.
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
Prior to COVID-19, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly. Although our revenue has since recovered, the timeline for a full recovery of rideshare demand, driver supply and other aspects of our business in each of our markets is uncertain. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, may not be indicative of our future performance. Further, we have incurred net losses each year since our inception, and we expect that our financial performance, including Adjusted EBITDA, will continue to fluctuate in future periods. We can provide no assurances that we will achieve or maintain Adjusted EBITDA profitability in the future, on a quarterly or annual basis, or that we will achieve or maintain profitability on a GAAP basis.
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of September 30, 2024, we had $237.4 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.1 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Our main ridesharing competitor in the United States and Canada is Uber, though we also compete with other transportation network companies and taxicab and livery companies, as well as traditional automotive manufacturers and technology companies. Our main competitors in bike and scooter sharing include Lime, Bird, Fifteen, nextbike and Dott. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the United States.
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology and TaaS offerings that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Aurora, Baidu, General Motors (Cruise), Motional, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. In addition, in connection with settlements with the New York and Massachusetts Attorneys General, the Company is continuing to implement certain operational changes that entail increased costs. Further, other jurisdictions have adopted or may adopt similar laws and regulations, and we may reach similar or other settlements with other jurisdictions, any of which may increase our expenses. Litigation seeking to reclassify drivers as employees is pending and/or threatened in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 6, Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions, and we may incur significant expenses to resolve the matters at issue in the litigation. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
The amount of one or more auto-related claims or operations-related claims has exceeded and could continue to exceed our applicable aggregate coverage limits, for which we have borne and could continue to bear a portion of the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many types of coverages and for a variety of commercial risks and are likely to do so in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced to manage pricing pressure. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, (v) the number of claims and average claim cost under our deductibles or self-insured retentions differs from historic averages, (vi) an insurance policy is canceled or non-renewed, or (vii) other insurance providers for drivers on our platform become insolvent.
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
The revenue we generate from our network of Light Vehicles fluctuates from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of Light Vehicles, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, in July 2022, November 2022, March 2023 and September 2024, we discontinued our shared scooter programs in San Diego and Los Angeles, discontinued our shared bike and scooter program in Minneapolis, and announced we would be discontinuing our shared scooter program in Washington, D.C. and were exploring alternatives for our shared bike and scooter program in Denver, respectively, due to a number of factors including onerous contractual requirements, institutionalized theft, and lack of public investment. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
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
•regulatory, legislative and industry developments relating to the collection, use and other processing of information and other privacy considerations, including regulations related to ad targeting and measurement tools;
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
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. For example, in September 2023, we launched Women+ Connect, an offering with a goal of increasing women drivers on the platform by helping match women and nonbinary drivers with women and nonbinary passengers. In December 2023, we began experiments for a new price lock product, which launched in July 2024. Price lock allows riders to purchase a monthly subscription that caps the price for a specified route during a specified one-hour time window. Additionally, in February 2024, we launched a driver earnings commitment where we promise a driver will earn at least 70% of weekly passenger payments after external fees. If a driver’s weekly earnings are below the 70% commitment, they will receive a true-up payment for the difference. Any significant inability to deliver on the commitment could lead to brand and reputational harm and create potential legal risk. If these experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.
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
With our up-front pricing methodology, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver (which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service, including the Driver Addendum. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. Additionally, Shared Rides, a limited-scope offering for business-to-business partnerships in select markets, enables unrelated parties traveling along similar routes to generate a discounted fare at the cost of possibly longer travel times. The fare charged for the Shared Ride is decoupled from the payment made to the driver as we do not adjust the driver payment based on the success or failure of a match. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to the driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our breadth of offerings or up-front prices, our ability to compete effectively in these locations could be adversely affected. From time to time we adjust our prices due to these factors, which may harm our results of operations. We also utilize certain AI and machine-learning technologies and algorithms to optimize our pricing and marketplace. Errors in AI, machine-learning technologies, algorithms, or the inputted data, including insufficient data sets or biased information, or the processing of the data may lead to discriminatory or other adverse outcomes. In July 2024, we launched a new price lock product that allows riders to purchase a monthly subscription that caps the price for a specified route during a specified one-hour time window, subject to a maximum amount of savings in any given month. With the price lock product, if we set the capped prices too low or too high compared to actual on-demand prices, we may incur losses or it may negatively impact subscriber growth. If we are unable to effectively manage our pricing methodologies in conjunction with our existing and future pricing and incentive programs and/or products, our business, financial condition and results of operations could be adversely affected.
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
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, livery, vehicles for hire, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, auto maintenance and repairs, personal injury, marketing, advertising, text messaging, subscription services, intellectual property, AI, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, web and mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions and EVs, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
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
Our industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and certain jurisdictions have adopted rules governing minimum driver earnings for ridesharing platforms. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we may face regulations relating to new or developing technologies. For example, the European Union has adopted the Artificial Intelligence Act, which will impose operational and regulatory requirements relating to the use of AI technologies, and other jurisdictions may adopt laws and regulations relating to AI. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 6. Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. On January 10, 2024, the U.S. Department of Labor issued a new final rule containing interpretive guidance for the classification of workers as employees or independent contractors, reverting back to a multi-factor “economic realities” test to determine if a worker was properly classified under the federal Fair Labor Standards Act (“FLSA”). The rule became effective on March 11, 2024, and is currently under legal challenges. On June 13, 2023, the National Labor Relations Board (“NLRB”) issued a ruling in Atlanta Opera, reverting back to a more expansive federal test for classifying independent contractors under the National Labor Relations Act (“NLRA”), the federal law that governs collective bargaining. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, as applicable, but our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, related to driver classification matters, could harm our business, financial condition and results of operations, including as a result of:
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
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Additionally, uncertain and volatile macroeconomic conditions, including economic instability or uncertainty, and other events beyond our control, such as slowing growth in the worldwide economy, inflation and high interest rates, as well as the instability and volatility in the banking and financial services sector, and the war in Ukraine, have negatively impacted the financing markets, and may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.
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
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. For example, in February 2023, we closed the sale of our vehicle service center business. In addition, as a result of our acquisition of PBSC, we became an indirect party to certain partnerships and joint ventures that we did not negotiate, and with partners with whom we are less familiar. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction, or we may have difficulty operating together with another partner or joint venturer. In addition, in light of high interest rates and the volatility of the financial markets, it may be more difficult to find suitable acquirors or business partners, and during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and the risk that the transaction does not close.
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
In May 2020 and February 2024, we issued our 2025 Notes and 2029 Notes, respectively, in private placements to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of September 30, 2024, we had $1.0 billion of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of September 30, 2024, and $73.0 million in letters of credit were issued under the Revolving Credit Facility as of September 30, 2024. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permits us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company's common stock with the proceeds of a convertible note offering. See Note

7 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
In connection with the issuance of our Notes, we entered into the capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2025 Notes or their respective affiliates for the 2025 Notes, and with certain financial institutions for the 2029 Notes (the “option counterparties”). We are subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had $7.7 billion of federal and $6.4 billion of state net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2034 for federal income tax purposes and in 2024 for state income tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Limitations may apply under state tax laws. For example, recently enacted California legislation limits the use of state NOLs for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs even if we attain profitability.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and Chair of our board of directors holds approximately 18.91% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and Vice Chair of our board of directors, holds approximately 10.86% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of September 30, 2024 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of September 30, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Lyft, Inc.	8-K	001-38846	3.1	7/23/2024

10.1+	Consulting Agreement between Lyft, Inc. and Kristin Sverchek, dated as of August 20, 2024.

10.2+	Confidential Separation Agreement and General Release between Lyft, Inc. and Kristin Sverchek, dated as of July 22, 2024.

10.3+	Employment Letter Agreement between the registrant and Lindsay Llewellyn, dated as of July 22, 2024.

10.4+	Lyft, Inc. Executive Change in Control and Severance Plan, amended and restated on August 20, 2024.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	November 7, 2024	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer)