Form 10-K
period 2024-12-31
Lyft, Inc.
filed 2025-02-14
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2024, the last business day of its most recently completed second fiscal quarter, was $5.6 billion based on the closing sales price of the registrant’s Class A common stock on that date.
On February 10, 2025, the registrant had 409,477,927 shares of Class A common stock and 8,530,629 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•our expectations regarding new and evolving markets and our efforts to address these markets, including expectations regarding autonomous vehicles (“AV”) and our AV partnerships;
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
Our ridesharing marketplace connects drivers with riders via the Lyft mobile application (the “Lyft App”) in cities across the United States and in certain cities in Canada. We have established a scaled network of users brought together by our robust technology platform (the “Lyft Platform”) that powers rides and connections every day. We leverage our technology platform, the scale and density of our user network and insights from a significant number of rides to improve our ridesharing marketplace efficiency and develop new offerings. We’ve also taken steps to ensure our network is well positioned to benefit from technological innovation in mobility.
Our offerings on the Lyft App include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters (“Light Vehicles”) for shorter rides and first-mile and last-mile legs of multimodal trips.
Substantially all of our revenue is generated from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. As drivers accept more rider leads, Gross Bookings1 and Rides1 increase, driving more revenue. We also generate revenue from licensing and data access agreements, the sale of bikes and bike station software and hardware, advertising services, riders renting Light Vehicles, drivers renting vehicles through Express Drive and by making our ridesharing marketplace available to organizations through our Lyft Business offerings, such as our Concierge and Lyft Pass programs.
Riders and drivers want and value choice, and we believe there remains an opportunity for growth in our marketplace. In July 2024, we launched Price Lock, a new subscription offering that caps the price of a rider's regular and scheduled rides on a specified route during the rider's chosen pickup time. Additionally, in February 2024, we launched the driver earnings commitment in limited markets, where we ensure drivers will earn at least 70% of weekly passenger payments after external fees. We then expanded this earnings commitment to all markets in the United States in May 2024. In September 2023, we launched Women+ Connect, a new feature that currently offers women and nonbinary riders and drivers the option to turn on a preference within the Lyft App to prioritize matches with nearby women and nonbinary riders and drivers and in 2024, we extended Women+ Connect nationwide. In November 2024, we announced plans for multiple AV partnerships that will connect the Lyft community with AV rides in the Lyft app. We are focused on delivering a great rideshare experience and will continue to innovate for drivers and riders, creating an increasingly differentiated service over time.
In 2024, we achieved net income for the first time in our operating history and record cash flow generation. We are committed to building a durable, healthy and profitable business for riders, drivers and shareholders.
Additionally, we aim to advocate through our commitment to social and environmental responsibility. Through our Lyft Up initiatives, we’re working to make sure people have access to affordable, reliable transportation to get where they need to go - no matter their income or zip code. We can’t talk about work that serves customer needs and social goals without mentioning our responsibility to our shared environment - the air we breathe and the resilience of communities we serve. We’re working to make the Lyft Platform more sustainable by helping drivers transition to electric vehicles (“EVs”), riders take more sustainable transportation modes, and businesses reduce their carbon footprint. Over the last two years, we’ve achieved significant growth in EV rides on our platform by investing in EV driver incentives, expanding the Express Drive EV rental program, helping drivers access discounted fast charging, expanding Green and advocating for smart EV policy.
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
1 For the definition of Gross Bookings and Rides, refer to the “Definitions of Key Metrics” section within Item 7 of Part II of this Annual Report on Form 10-K.

Our Transportation Network
Our transportation network is primarily comprised of:
•Ridesharing Marketplace. Our core offering connects drivers with riders. The scale of our network enables us to predict demand and proactively incentivize drivers to be available for rides in the right place at the right time. This allows us to optimize earning opportunities for drivers and offer convenient rides for riders, creating sustainable value to both sides of our marketplace. Our ridesharing marketplace connects drivers with riders in cities across the United States and in certain cities in Canada. In addition to our standard rideshare offering, riders can select a variety of other rideshare offerings which include, but are not limited to, Wait & Save, Priority Pickup, XL, Extra Comfort, Black, Black SUV, and Green.
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
•Transparent and Consistent Pay. We've released multiple products over the years such as upfront pay where drivers can see ride information and what they’ll earn before accepting a ride. We also launched the Weekly Pay Statement for a clearer, more comprehensive view of driver's pay details, and made a commitment that drivers will earn 70% or more of rider payment each week, after external fees.
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
Riders
Riders are as diverse and dynamic as the communities we serve. They represent all adult age groups and backgrounds and use Lyft to commute to and from work, explore their cities, spend more time at local businesses and stay out longer knowing they can get a reliable ride home. Unless otherwise stated, riders are passengers who request rides from drivers in our ridesharing marketplace, or renters of a shared bike, scooter or automobile available on the Lyft App. We work hard to provide riders with a quality experience every time they open the Lyft App, so riders will continue to select Lyft as their transportation network of choice. Riders on our platform also have key benefits, which include:
•Selection and Convenience. We designed the Lyft App with a focus on simplicity, efficiency and convenience. Our proprietary technology efficiently matches riders with drivers through advanced dispatching algorithms providing faster arrival times, localized pricing and maximum availability. Additional transportation modes, such as Light Vehicles, offer more options for shorter trips. We also continue to launch new features, such as Women+ Connect and Price Lock. The more rides that are taken on our platform, the better we are able to offer riders personalized experiences most suitable to their trip.
•Availability and Reliability. We strive to ensure that riders can get a ride when they want one. We leverage our proprietary dispatch platform and data to help drivers and riders connect efficiently and reduce wait times. Scheduled rides to the airport are backed by our on-time pickup promise in many major markets. If a ride is more than ten minutes late for a scheduled pick-up to the airport, we will offer up to $100 in Lyft credits to make up for it.

•Affordability. Our platform empowers riders to choose from a broad set of transportation options to easily optimize for cost, comfort and time. Wait & Save, a substantial portion of rides on our platform, offers riders a way to save money when they aren’t in a hurry. In 2024, we launched Price Lock, a new subscription offering that caps the price of a rider's regular and scheduled rides on a specified route during the rider's chosen pickup time.
•Safety. Since day one, we have worked continuously to enhance the safety of our platform and the ridesharing industry by developing innovative products, policies and processes. We have a dedicated safety response team, Emergency Help with ADT, Inc. (“ADT”), and partnerships with leading national organizations to inform our safety policies.
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
We have a commercial agreement with Amazon Web Services (“AWS”) for cloud services to help deliver and host our platform. As a result of our partnership, we believe we are more resilient to surges in demand on our platform or product changes we may introduce. Refer to Note 10 “Commitments and Contingencies” to the consolidated financial statements for information regarding this agreement.
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
Our main ridesharing competitor in the United States and Canada is Uber, though we also compete with other ridesharing transportation network companies, and taxi cab and livery companies as well as traditional automotive manufacturers. Our main competitors in the bike and scooter sharing market include Lime, Bird, Fifteen, nextbike and Dott. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the United States.
Additionally, there are other non-U.S.-based TaaS network companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology and TaaS offerings that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Baidu, Motional, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
Our Brand and Marketing
Our purpose is to serve and connect. The Lyft brand is rooted in expecting more from every journey. Our marketing efforts bring our brand to life across a variety of communication channels ranging from national broadcast campaigns to more direct communications like email and social media engagement. We also benefit from positive word of mouth in the existing Lyft rider and driver communities.
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
Our Commitment to Safety
A strong guiding principle since day one has been to build a community that drivers and riders trust. Trust is the foundation of our relationship with drivers and riders on our platform, and we take significant measures every day that are focused on improving their safety.
To ensure we are delivering exceptional service levels and upholding high quality standards, we have established our Safety and Customer Care, or SCC, team as a key part of our organization. SCC is in charge of fielding safety and customer support inquiries and is available through multiple channels, including via self-service and assisted support directly within our apps. SCC aims to listen to customers, quickly resolve problems when they occur and maintain trust with drivers and riders. Some examples of measures we take to promote the safety of riders and drivers on the platform include:
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
•Smart trip check-in. We monitor rides for certain unusual activity, like long stops or route deviations, and in some instances, if we notice a ride irregularity, we reach out to riders and drivers directly. We will ask the rider or driver if they need help, and, if appropriate, connect them to emergency assistance or our own Safety team.
•Hidden contact information and ride history. The Lyft App hides contact information for both the rider and driver before, during and after the ride. While riders and drivers are able to call or text one another through the app, personal information, including real user phone numbers, are not revealed. Drivers are also not able to see a rider’s specific drop-off location, whether it’s a specific address or a cross-street, after the ride is complete.
•Two-way ratings and feedback. At the end of each trip, drivers and riders are prompted to rate their ride on the scale of one to five stars. Any rider or driver who submits a rating of four stars or fewer is prompted to provide more details. Anyone who rates a rider or driver three stars or fewer will never be matched with that individual again through the app.
•Industry Sharing Safety Program. Lyft partners with certain companies to share information about the drivers who are deactivated from certain rideshare and delivery platforms for specific select reasons. The program enables the sharing of information to equip participating companies with the information needed to take action on their own platform.
Government Regulation
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, auto maintenance and repairs, personal injury, advertising, text messaging, subscription services, intellectual property, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
The TNC industry has also come under increasing scrutiny from non-profit organizations, regulators, and legislators for its environmental impact, specifically relating to greenhouse gas (GHG) emissions. In 2018, California passed first-of-its-kind legislation (the “California Clean Miles Standard”) to mandate that TNCs increase the percentage of zero-emission vehicles on their platforms, with additional targets intended to reduce GHG emissions from TNC platforms. Massachusetts, New York City and Toronto are developing or have developed and implemented rules to address the environmental impact of rideshare, and other jurisdictions are likely to consider similar rules and regulations in the future.
See the sections titled “Business” and “Risk Factors” including the subsections titled “Business – Environmental, Social and Corporate Governance - Environmental” and “Risk Factors—Risks Related to Regulatory and Legal Factors” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
Human Capital
Our employees are our human capital and, together with our technology stack, they are our greatest strength and most valuable resource. As of December 31, 2024, we had 2,934 employees and we maintain additional offices in multiple locations in the U.S. and internationally in Toronto, Canada, Montreal, Canada, Mexico City, Mexico, Kyiv, Ukraine, Berlin, Germany and Munich, Germany. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be positive.

We believe that achieving more diversity in workforce representation is an important priority. We are a company with a diverse customer base, and the more our employees reflect that diversity, the better we can serve our customers, ultimately making our business stronger. As of December 31, 2024, our global employee base was 58% male and 42% female, and women represented 43% of our leadership overall. The ethnicity of our U.S. employees was 46% White, 32% Asian, 9% Hispanic or Latinx, 7% Black, and 6% two or more races, American Indian, Alaska Native, Native Hawaiian or other Pacific Islander. Our employee gender and ethnicity information is based on self-identification, and employees who did not disclose their gender or ethnicity have been excluded from the applicable disclosure. As of December 31, 2024, employees who did not disclose gender represented approximately 3% of total employees, and employees who did not disclose ethnicity represented approximately 2% of total U.S. employees.
We strive to build a more representative workforce which requires an intentional and comprehensive effort to reach and recruit outstanding candidates, develop talent internally, and open up opportunities for career growth. We are continuing to focus on scaling and sustaining diverse partnerships and early candidate pipeline development as we believe recruiting and hiring initiatives can yield short and long-term benefits to the organization. In 2024, we continued our partnerships and outreach programs by directly sourcing candidates from organizations that aim to increase diversity in enterprise hiring pools, such as BreakLine, and DirectEmployers. We also maintained representation in our hiring pool through our sourcing tool, hireEZ, and held disability and inclusion training for team members with the Inclusively and Disability:IN organizations.
Environmental, Social and Corporate Governance (“ESG”)
Environmental
We have a responsibility to our shared environment — the air we breathe and the resilience of communities we serve. Our environmental impact also gives drivers and riders another great reason to choose Lyft, and is an intrinsic part of how we think about our business goals. We are working to make the Lyft Platform more sustainable by helping drivers transition to EVs, riders take more sustainable modes of rideshare and other micromobility options, and businesses reduce their carbon footprint.
The rides that we facilitate on our platform make up a significant amount of Lyft’s carbon emissions. Transitioning these rides from gas-powered to electric vehicles is the one of the best ways we can contribute long-term toward a cleaner planet.
Over 13 million riders rode in an EV in 2024. Rides in electric vehicles generally get higher ratings and tips compared to rides in hybrids and gas cars. Over 23% of rides on the Lyft Platform were in a hybrid or an EV. In 2024, we expanded Green, where riders can select an EV or hybrid vehicle, to 40 airports and 22 cities in North America.
Because we stand at a pivotal moment in the fight against climate change, Lyft strives to grow EVs on the platform. In 2024, we announced a commitment to invest $80 million by the end of 2025 to support EV drivers and encourage gas powered drivers to make the switch. We are continuing to work toward our investment goal, and while our timeline may be extended to complete such investment, we expect that the investments we make will help us reach 100 million all-time EV rides on the platform by the end of 2025. Most of this investment will benefit drivers in states that are committed to electrifying, developing infrastructure, and growing EV adoption as quickly as possible.
We have enabled growth and adoption of bikeshare in 61 cities across 16 countries where we provide our hardware and software solutions. Working closely with our city and operating partners in the most complex urban environments, our team enabled 18 major bikeshare system expansions over the past year through both owned and operated systems and systems that utilize our hardware and software solutions, amounting to nearly 12,000 additional bikes, e-bikes, and e-scooters in cities like Chicago, Portland and New York City in the United States and cities abroad like Barcelona, Monaco, and more.
Social
Lyft’s purpose is to serve and connect. We strive to get people out into the world so they can live their lives together, and provide drivers a meaningful way to earn that gives them control over their time and money. We’re constantly thinking about the role we play in our customers’ lives.
For riders, social interaction improves physical and mental health. We’re making it easier to get out of the house, and the hundreds of millions of rides we facilitated in 2024 connected people with friends, family, and coworkers. Everyday encounters like these help people feel happier and more connected to their community.
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
We want to improve the lives of everyone we interact with, but know that targeted programs can have an outsized impact. Through our Lyft Up initiative, we’re working to provide riders access to affordable, reliable transportation to get where they need to go — no matter their age, income, zip, or postal code. We provided access to millions of discounted or donated rideshare, bikeshare, and shared scooter rides to people in need. Some of our current Lyft Up programs assist the community by providing rides to and from jobs, job interviews and trainings, the grocery store for those living in food-insecure areas, and by providing discounted bikeshare memberships and heavily discounted electric bikes to income eligible riders. In 2024, we also provided thousands of free rides on Election Day for riders to get to the polls to exercise their right to vote. Other Lyft Up programs provide donated ride credits to resettlement agencies and other community based organizations helping refugees access essential needs and services or relief rides in the aftermath of natural or manmade disasters.
Corporate Governance
Our board of directors regularly evaluates our environmental, social, and corporate governance policies to make sure they fit into our strategy of driving long-term stockholder value and align with our core values. More information about our directors, executive officers and corporate governance will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders.
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
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (investor.lyft.com), our X accounts (@lyft and @davidrisher), our Chief Executive Officer’s LinkedIn account (linkedin.com/in/jdavidrisher) and our blogs (including: lyft.com/blog, lyft.com/hub and eng.lyft.com) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. The contents of our websites and corporate reports mentioned herein are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or the contents of our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. For the purposes of this “Item 1A. Risk Factors” section, riders are passengers who request rides from drivers in our ridesharing marketplace, or renters of a shared bike, scooter or automobile available on the Lyft app.
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
•our ability to effectively manage the offerings on our multimodal platform;

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
General Economic Factors
•general macroeconomic conditions;
•natural disasters, public health crises or political crises;
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
•effectively and competitively price our services and determine appropriate pricing methodologies, including in reaction to competitive pressures;
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
•hire, integrate and retain talented people at all levels of our organization; and
•effectively manage our real estate footprint.
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
Prior to 2020, we grew rapidly. In 2020, due to COVID-19 and the related government and public health measures, our revenue declined significantly. Although our revenue has since recovered, the timeline for a full recovery of rideshare demand, driver supply and other aspects of our business in each of our markets is uncertain. Accordingly, our recent revenue growth rate and financial performance, including prior to the effects of COVID-19, the decline related to COVID-19 and recent growth rates compared to periods in the midst of the COVID-19 pandemic, may not be indicative of our future performance. Further, we first achieved net income, on a GAAP basis, in the year ended December 31, 2024, however, we incurred net losses every other year since our inception, and we may not be able to achieve or maintain GAAP profitability. We expect that our financial performance, including our net income and Adjusted EBITDA, will continue to fluctuate in future periods. We can provide no assurances that we will achieve or maintain profitability in the future, on a quarterly or annual basis.

While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of December 31, 2024, we had $160.4 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.0 year. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada. There are also a number of companies developing autonomous vehicle technology and TaaS offerings that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Baidu, Motional, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
Certain of our competitors and potential competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect the health of our marketplace and our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or Light Vehicles, or they may have other financial, technical or resource advantages. These factors may allow our competitors or potential competitors to derive greater gross bookings, revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs, offer more attractive pricing on their platforms or respond more quickly to new and emerging technologies, revenue opportunities and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings.
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
Prior to 2020, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is relatively new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases. In response to the COVID-19 pandemic, we paused our Shared Rides offerings, and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures. We had to suspend or discontinue these offerings from time to time due to various concerns. In the event of significant public health concerns, such as COVID-19, or other events beyond our control, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, longer-term behavioral and social shifts due to the COVID-19 pandemic, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, we currently offer Shared Rides in connection with business-to-business partnerships and only in select markets. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during and after the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. In addition, in connection with settlements with the New York and Massachusetts Attorneys General, the Company is continuing to implement certain operational changes that entail increased costs. Further, other jurisdictions have adopted or may adopt similar laws and regulations, and we may reach similar or other settlements with other jurisdictions, any of which may increase our expenses. Litigation seeking to reclassify drivers as employees is pending and/or threatened in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 10. Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions, and we may incur significant expenses to resolve the matters at issue in the litigation. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been and will continue to be critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms and pricing policies, the quality of our service, including timely pick-ups, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. We have experienced volatility in the health of our overall marketplace, and demand for our platform has not returned to pre-2020 levels in all markets. We cannot predict whether these impacts will continue, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles, our business, financial condition and results of operations could be adversely affected.
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
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on available historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. While an independent actuarial firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, increases in healthcare costs, increases in automotive costs (including rental vehicles), legislative and regulatory developments, judicial developments and unexpected events. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. The automotive insurance industry has experienced rising costs due to, among other things, inflation, supply chain challenges, and the increasing cost of medical care, which has driven an increase in actual losses in recent periods, and we expect these costs to continue to drive increased actual losses. Additionally, our insurance providers have encountered in the past, and may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our financial condition and results of operations. For example, we have in the past experienced adverse development where we have needed to increase historical reserves attributable to liabilities in prior periods.
We rely on a limited number of third-party insurance service providers for our auto-related insurance claims, and if such providers fail to service insurance claims to our expectations or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on a limited number of third-party insurance service providers to service our auto-related claims. If any of our third-party insurance service providers fail to service claims to our expectations, discontinues or increases the cost of coverage or changes the terms of such coverage in a manner not favorable to drivers or to us, we cannot guarantee that we would be able to secure replacement coverage or services on reasonable terms in an acceptable time frame or at all. If we cannot find alternate third-party insurance service providers on terms acceptable to us, we may incur additional expenses related to servicing such auto-related claims using internal resources.
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
We have, from time to time, sold portions of retained insurance risk to third-parties, including as described in the “Insurance Reserves” subheading in Note 8, Supplemental Financial Statement Information to the consolidated financial statements included in this Annual Report on Form 10-K. These transactions may cause us to incur additional expenses in the total cost of this risk, and we are subject to recapture of the risk if any third party reinsurer were to default on their reinsurance obligation.
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
Illegal, improper or otherwise inappropriate activities by users, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating users of our platform could adversely affect our brand, business, financial condition and results of operations. These activities may include criminal activity such as assault, theft, unauthorized use of credit and debit cards or bank accounts, as well as other misconduct such as sharing of rider or driver accounts, and identity theft to create user accounts. While we have implemented various measures intended to anticipate, identify and address the risk of these types of activities, these measures may not adequately address, and are unlikely to prevent, all illegal, improper or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct has and could continue to expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities, such as our requirement that all drivers undergo annual background checks or our two-way rating system and related policies, are too restrictive and inadvertently prevent qualified drivers and riders otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified drivers and riders on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform, on our competitors’ platforms, or on any ridesharing platform, could adversely affect our reputation and brand or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition and results of operations.
We rely on third-party background check providers to screen potential and existing drivers, and if such providers fail to furnish and/or provide accurate information, or if such providers are unable to complete background checks or are delayed in completing background checks because of data access restrictions, software outages, cyberattacks, or otherwise, or if we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on third-party background check providers to screen the records of potential and existing drivers to help identify those that are not qualified to utilize our platform pursuant to applicable laws or our internal standards. Our business has been and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks, or being significantly delayed in completing certain background checks, because of data access restrictions, software outages, cyberattacks, unforeseen court or Department of Motor Vehicle closures, or otherwise, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable laws or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of algorithms to set dynamic prices for riders and earnings for drivers that are dependent on various factors, such as the route, time of day, and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. These actions may adversely affect our business and financial results and may not have the desired benefits. At times, in certain geographic markets, we have offered, and may continue to offer, driver incentives that cause the total amount of the fare that a driver retains, combined with the driver incentives a driver receives from us, to increase, at times meeting or exceeding the amount of gross bookings we generate for a given ride. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing limitations during government declared States of Emergency have imposed limits on prices for certain services, and state and local laws and regulations have imposed minimum earnings standards for drivers, which, at times, have caused us to increase prices in certain markets, including California, New York, Washington, Massachusetts and Minnesota. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as our earnings commitment, subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. To the extent any strategies, initiatives or modifications to our pricing methodologies lead to real or perceived harm to driver earnings, our ability to attract or retain qualified drivers may be adversely affected. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in loss of market share, negative public perception and harm to our reputation.
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
The revenue we generate from our network of Light Vehicles fluctuates from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of Light Vehicles, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, in recent years, we discontinued our shared scooter and/or shared bike programs in San Diego, Los Angeles, Minneapolis, Washington, D.C. and Denver due to a number of factors including onerous contractual requirements, institutionalized theft, and lack of public investment. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
Challenges relating to the supply chain for our Light Vehicles could adversely affect our business, financial condition and results of operations.
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages and our acquisition of PBSC, a producer and seller of bikeshare equipment and software, has increased that exposure. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises or pandemics, governmental or regulatory changes and other factors beyond our control have affected and could continue to affect our suppliers’ ability to deliver products and our ability to deploy products to the market, or deliver products to third parties, on a timely basis.
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
Our business involves the collection, storage, transmission and other processing of our users’ personal data and other sensitive data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business, including intellectual property, and similar information we receive from third parties. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities we maintain or use in our business through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing rider names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce our employees, partners, customers, users or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches or incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are common and sophisticated actors can mask their attacks, making them difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.

Although we have developed systems and processes that are designed to protect our users’ data and prevent breaches and incidents, these measures cannot guarantee total security or prevent incidents from impacting our platform. Our information technology and infrastructure are subject to cyberattacks, breaches and incidents, including ransomware or other malware, which have resulted in and may result in interruptions to our operations or unavailability of our platform. Further, unauthorized parties or authorized third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties and acquiring or partnering with other companies, have employees or third-party relationships in jurisdictions outside the United States, or expand work-from-home practices of our employees, our exposure to cyberattacks, breaches and incidents may increase. As a result of conflicts such as the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others. Further, employee and service provider error, malfeasance or other vulnerabilities, bugs or errors in the storage, use or transmission of personal information could result in an actual or perceived breach or incident. In the past, there have been allegations regarding violations of our policies restricting access to personal information we store, and we may be subject to these types of allegations in the future. Our service providers also face various security threats, and we and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks, breaches and incidents.
Any actual or perceived breach or incident affecting us or other parties with which we share data or that are processing data on our behalf could interrupt our operations, result in our platform being unavailable or otherwise disrupted, result in loss, alteration, unavailability or unauthorized use, disclosure or other processing of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in regulatory investigations and other proceedings, private claims, demands, litigation and other proceedings, loss of our ability to accept credit or debit card payments, increased card processing fees, and other significant legal, regulatory and financial exposure and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. In addition, any actual or perceived compromise, breach or incident impacting autonomous vehicles, whether through our platform or our competitors’, could result in legal, regulatory and financial exposure and lead to loss of rider confidence in our platform, which could significantly undermine our business. Further, any cyberattacks directed toward, or breaches or incidents impacting, our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.
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
We currently host our platform and support our operations using Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cyberattacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.
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
We rely on third-party and affiliate vehicle rental partners as well as third-party vehicle supply, fleet management and finance partners to supply vehicles to drivers for our Express Drive program. If any of our third-party vehicle rental partners or third-party vehicle supply, fleet management and finance partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, the availability of vehicles for drivers in certain markets could be adversely impacted, and we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, in the event that vehicle manufacturers issue recalls that affect the usage or the supply of vehicles or automotive parts is interrupted, including as a result of public health crises or pandemics, affecting vehicles in these partners’ fleets, the supply of vehicles available from these partners could become constrained. In addition, in May 2020, Hertz filed for bankruptcy protection, which affected its ability to meet the requirements of our Express Drive program. If we cannot find alternate third-party vehicle rental providers on terms acceptable to us, or these partners’ fleets are impacted by events such as vehicle recalls, we may not be able to meet the driver and consumer demand for rental vehicles, and as a result, our platform may be less attractive to qualified drivers and consumers. In addition, due to a number of factors, including our agreements with our vehicle rental partners and our auto-related insurance program, we incur an incrementally higher insurance cost from our Express Drive program compared to the corresponding cost from the rest of our ridesharing marketplace offerings. If Flexdrive, Lyft’s independently managed subsidiary, is unable to manage costs of operating Flexdrive’s fleet and potential shortfalls between such costs and the rental fees collected from drivers, Lyft and Flexdrive may update the pricing methodologies related to Flexdrive’s offering in Lyft’s Express Drive program which could increase prices, and in turn adversely affect our ability to attract and retain qualified drivers through the Express Drive program.
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
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies. For example, in September 2023, we launched Women+ Connect, a new feature that currently offers women and nonbinary riders and drivers the option to turn on a preference within the Lyft App to prioritize matches with nearby women and nonbinary riders and drivers, and in 2024, we extended Women+ Connect nationwide. In July 2024, we launched a new Price Lock product, which allows riders to purchase a monthly subscription that caps the price for a specified route during a specified one-hour time window. Additionally, in May 2024, we launched a driver earnings commitment nationwide in the United States where we promise a driver will earn at least 70% of weekly passenger payments after external fees. If a driver’s weekly earnings are below the 70% commitment, they will receive a true-up payment for the difference. Any significant inability to deliver on the commitment could lead to brand and reputational harm and create potential legal risk. If our experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.
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
•the size and geographic diversity of our workforce;
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
•transitions among our executive leadership;
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
Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. In the second quarter of 2023, our co-founders, Logan Green and John Zimmer, transitioned from their management roles and David Risher, a member of our board of directors, became Chief Executive Officer. From time to time, we have experienced transitions in executive leadership roles. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to economic and other factors impacting our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
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
Since 2017, we have provided and expanded our offerings in international markets. In addition, we have several international offices that support our business. We also transact internationally to source and manufacture bikes and scooters and may increase our business in international regions in the future. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, human resources, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•competition from local incumbents that better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our offerings less successful;

•public health concerns or emergencies, such as natural disasters, pandemics and other highly communicable diseases or viruses;
•complying with varying laws and regulatory standards, including with respect to privacy, data protection, cybersecurity, tax, trade compliance, anti-bribery and anti-corruption, antitrust, securities, environmental, employment, insurance, and local regulatory restrictions and disclosure requirements;
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
•political, economic, or social instability, which has caused disruptions in certain of our office locations, including in Ukraine as a result of the war;
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
Our business and results of operations are subject to global economic conditions. Deteriorating macroeconomic conditions, including slower growth or recession, inflation and related high interest rates, increases to fuel and other energy costs or vehicle costs, changes in the labor market or decreases in consumer spending power or confidence, are likely to result in decreased discretionary spending and reduced demand for our platform. Further, changes in corporate spending, including cost-cuts and layoffs, may adversely impact business travel, commuting and other business-related expenditures and impact our Lyft Business customers. In addition, uncertainty and volatility in the banking and financial services sectors, inflation and high interest rates, increased fuel and other energy costs, increased labor and benefits costs and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. For example, inflation has increased in recent years and is expected to further increase medical costs and vehicle repair costs, including increased prices of new and used vehicle parts, which has resulted in increases in our insurance costs. Similarly, these factors, as well as increased fuel costs, increase our costs as well as costs for drivers on our platform. Many of these factors are out of our control and make it difficult to accurately forecast gross bookings, revenues and operating results, particularly in the long-term, and could negatively affect our ability to meet our target operating performance and our (and our strategic partners’) ability to make decisions about future investments and strategies. Further, we may need to make changes to our business to respond to these conditions and be able to compete effectively. For example, we have adjusted our pricing in response to competitive pressures caused by changes in our marketplace, which has in the past contributed to a decline in our revenue and may cause a decline in revenue in future quarters. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue, financial condition and results of operations.

Our business could be adversely affected by natural disasters, public health crises, political crises, or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for fires. The impact of climate change may increase these risks. In addition, any public health crises or pandemics, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. For example, we have an office and employees in Ukraine that have been and may continue to be adversely affected by the current war in the region, including displacement of our employees. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in driver supply and rider demand imbalances, decreased demand for our offerings or a delay in the provision of our offerings, or increase our costs and operating expenses, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
Risks Related to Regulatory and Legal Factors
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, livery, vehicles for hire, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, personal injury, marketing, advertising, text messaging, subscription services, intellectual property, AI, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, web and mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions and EVs, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
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
Our industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities across the United States and Canada, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and certain jurisdictions have adopted rules governing minimum driver earnings for ridesharing platforms. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we may face regulations relating to new or developing technologies. For example, the European Union has adopted the Artificial Intelligence Act, which imposes operational and regulatory requirements relating to the use of AI technologies, and other jurisdictions have adopted and may continue to adopt laws and regulations relating to AI. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 10. Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K. Further, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. On June 13, 2023, the National Labor Relations Board (“NLRB”) issued a ruling in Atlanta Opera, reverting back to a more expansive federal test for classifying independent contractors under the National Labor Relations Act (“NLRA”), the federal law that governs collective bargaining. On January 10, 2024, the U.S. Department of Labor issued a new final rule containing interpretive guidance for the classification of workers as employees or independent contractors, reverting back to a multi-factor “economic realities” test to determine if a worker was properly classified under the federal Fair Labor Standards Act (“FLSA”). The rule became effective on March 11, 2024, and is currently under legal challenges. We continue to maintain that drivers on our platform are independent contractors in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, as applicable, but our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, related to driver classification matters, could harm our business, financial condition and results of operations, including as a result of:
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
•claims under new or existing laws pertaining to unionizing, collective bargaining and other concerted activity (for example, the recent passage by the voters of Massachusetts of ballot Question 3, which sets up a sectoral bargaining framework between drivers and rideshare companies);

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
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in several putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorneys General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in multiple jurisdictions. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
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
We receive, transmit, store and otherwise process a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, as amended by the HITECH Act, or HIPAA, Section 5(c) of the Federal Trade Commission Act, or FTC Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA. The scope of data protection laws may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA requires new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, several states in the U.S., including California and other states where we do business, have enacted legislation relating to privacy and information security, and the U.S. federal government and other states are also contemplating federal and state privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
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
As another example, the collection and storage of data, including in connection with the use of our Concierge and Lyft Pass for Public Funding offerings by healthcare customers, subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements on Covered Entities and Business Associates, each as defined under HIPAA, regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. Contracted healthcare customers including healthcare providers, health plans, and transportation brokers using our Concierge or Lyft Pass for Public Funding offerings are either Covered Entities or Business Associates under HIPAA. We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a Business Associate of Covered Entities or of other Business Associates. Compliance obligations under HIPAA include privacy, security and breach notification obligations and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to significant civil penalties that range from $100 - $72,000 per violation, with an annual maximum per violation calendar year cap of over $2,000,000 for “willful neglect” violations, and the possibility of civil litigation.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government and regulatory investigations and other legal and regulatory proceedings, and in some situations we have received subpoenas and requests for documents and information, in the ordinary course of business, including those involving personal injury, property damage, worker classification, driver earnings, labor and employment, anti-discrimination, commercial disputes, antitrust, competition, consumer complaints (e.g., claims brought under the TCPA or other laws), intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to product liability or our acquisitions, data privacy, advertising, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.

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
For example, contracting with healthcare entities and transportation brokers representing healthcare entities may subject us to certain healthcare related laws and regulations. These laws and regulations may impose additional requirements on us and our platform in providing access to rides for healthcare customers. Additional requirements may arise related to the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings to healthcare customers. With respect to healthcare rides matched through the Lyft Platform and provided to Medicaid or Medicare Advantage beneficiaries, we are subject to healthcare fraud, waste and abuse laws that impose penalties for violations. Significant violations of such laws could lead to our loss of Medicaid provider enrollment status and could also potentially result in exclusion from participation in federal and state healthcare programs. Further, we may in certain circumstances be or become considered a government contractor with respect to certain of our services, which would expose us to certain risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes.
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
The application of indirect taxes, such as payroll tax, sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to businesses like ours and to drivers is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to drivers’ businesses. For example, we have an ongoing dispute with the City and County of San Francisco (“San Francisco”) regarding the application of gross receipts taxes to businesses like ours. For more information regarding this matter, please see the “Legal Proceedings” subheading in Note 10. Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K.

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
We have established environmental programs, such as requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change policies such as California’s Clean Miles Standard and Incentive Program that imposes certain greenhouse gas and EV requirements on our industry, and California climate-related reporting requirements such as California’s Senate Bill 253 (SB 253), Senate Bill 261 (SB 261) and Senate Bill 219 (SB 219). Massachusetts, New York City and Toronto are developing or have developed and implemented rules to address the environmental impact of rideshare, and Illinois, New York and Washington are debating climate-related reporting requirements similar to California’s. Further, other jurisdictions are likely to consider similar rules, regulations and/or reporting requirements in the future. Efforts to comply with these policies and reporting requirements are likely to increase our costs and any failure to meet the requirements could impact our ability to operate in the applicable jurisdiction. Failure to comply could also harm our reputation and brand. In addition, the SEC has proposed climate rules that will require disclosure regarding climate related information in our annual report, including material climate related risks, greenhouse gas emissions, material climate related goals and targets as well as governance related to climate related risks. These rules have been voluntarily stayed by the SEC pending judicial review, but, if implemented, will require significant management time and attention as well as increased compliance costs.
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
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity and debt issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings, including potential new offerings. In November 2022, we entered into a $420.0 million revolving credit agreement, and since May 2020, we have issued $850.7 million in aggregate principal amount of convertible notes. From time to time, we may seek additional equity or debt financing, including by the issuance of securities, to finance our operations and growth or to refinance our existing indebtedness, among other things. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 1.50% convertible senior notes due 2025 (the “2025 Notes”) and 0.625% convertible senior notes due 2029 (the “2029 Notes” together with the 2025 Notes, the “Notes”), those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
In May 2020 and February 2024, we issued our 2025 Notes and 2029 Notes, respectively, in private placements to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of December 31, 2024, we had $995.0 million of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of December 31, 2024, and $72.6 million in letters of credit were issued under the Revolving Credit Facility as of December 31, 2024. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permits us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company's common stock with the proceeds of a convertible note offering. See Note 11 “Debt” to our consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
As of December 31, 2024, we had $7.2 billion of federal and $6.2 billion of state net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2035 for federal income tax purposes and in 2025 for state income tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Limitations may apply under state tax laws. For example, recently enacted California legislation limits the use of state NOLs for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs even if we attain profitability.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and

Chair of our board of directors holds approximately 18.81% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and Vice Chair of our board of directors, holds approximately 10.80% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of December 31, 2024 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of December 31, 2024.
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
•general economic conditions and slow or negative growth of our markets; and
•the impact of our dual class structure.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, including as described in the “Legal Proceedings” subheading in Note 10. Commitments and Contingencies to the consolidated financial statements included in this Annual Report on Form 10-K. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.
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
Following these risk assessments, we may accept identified risks; re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (CISO), who reports to our Chief Information Officer (“CIO”), to manage the risk assessment and mitigation process.
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
Our CISO has primary responsibility for assessing and managing our material risks from cybersecurity threats in partnership with our CIO and other business leaders. The CISO has served in various roles within the cybersecurity field for over 15 years, including security leadership roles in multiple organizations. The CISO holds an undergraduate degree in information security and forensics and a graduate degree in information assurance and has attained various professional certifications within the field including Certified Information Systems Security Professional and Certified Ethical Hacker certifications.
Our CISO oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes and procedures by which our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include our incident response process, tracking in our centralized risk repository, and our vulnerability management process. Our Incident Response policy describes and supports the activities we take to prepare for discovery, response, and recovery from cybersecurity incidents, which include processes to determine severity, escalation, and response to incidents, as well as those necessary to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
Our CISO or other business leaders provide quarterly updates to the audit committee regarding our company’s cybersecurity risks and activities. These updates include any relevant recent cybersecurity incidents and related mitigation and remediation efforts, cybersecurity systems testing, status updates on Security and Privacy team efforts, and the like. Our audit committee provides updates to the board of directors on material cybersecurity risks and activities.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, and consist of approximately 170,000 square feet under lease agreements through August 31, 2034. We maintain additional offices in multiple locations in the U.S. and internationally in Toronto, Canada, Montreal, Canada, Mexico City, Mexico, Kyiv, Ukraine, Berlin, Germany and Munich, Germany.
We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings.
See discussion under the heading Legal Proceedings in Note 10 to the consolidated financial statements included in Part II, Item 8 of this report.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock is traded on The Nasdaq Global Select Market under the symbol “LYFT.” Our Class B common stock is neither listed nor traded.
Holders of Record
As of December 31, 2024, there were approximately 234 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of December 31, 2024, there were 6 stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially owned by either Logan Green or John Zimmer.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, and do not anticipate paying any cash dividends in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Lyft, Inc. under the Securities Act.
The graph below compares the cumulative five-year total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index from December 31, 2019 to December 31, 2024. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Return for Lyft, S&P 500 Index and the S&P 500 Information Technology Index

LYFT
S&P 500
S&P 500 IT
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
03/20
06/20
09/20
12/20
03/21
06/21
09/21
12/21
03/22
06/22
09/22
12/22
03/23
06/23
09/23
12/23
03/24
06/24
09/24
12/24

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of results for 2024 and 2023 and year-to-year comparisons between 2024 and 2023. For a discussion of results for 2022 and year-to-year comparisons between 2023 and 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Financial and Operational Results for the Year Ended December 31, 2024

	Year Ended December 31,
	2024	2023	% Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$5,786.0	$4,403.6	31%
Total costs and expenses	$5,904.9	$4,879.2	21%
Loss from operations	$(118.9)	$(475.6)	75%
Net income (loss)	$22.8	$(340.3)	107%
Net income (loss) as a percentage of revenue	0.4%	(7.7)%
Net cash provided by (used in) operating activities	$849.7	$(98.2)	965%
Net cash (used in) provided by investing activities	$(518.0)	$599.8	(186)%
Net cash used in financing activities	$(155.9)	$(122.1)	(28)%

Key Metrics and Non-GAAP Financial Measures
Active Riders for the fourth quarter	24.7	22.4	10%
Rides	828.3	709.0	17%
Gross Bookings	$16,099.4	$13,775.2	17%
Adjusted EBITDA(1)	$382.4	$222.4	72%
Net income (loss) as a percentage of Gross Bookings	0.1%	(2.5)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.4%	1.6%
Adjusted Net Income(1)(2)	$391.5	$250.7	56%
Free cash flow(1)(3)	$766.3	$(248.1)	409%
_______________
(1)For more information regarding our use of our non-GAAP financial measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.
(2)Beginning in the first quarter of 2025, we will no longer present Adjusted Net Income (Loss) as a non-GAAP financial measure.
(3)Free cash flow is defined as net cash provided by (used in) operating activities less purchases of property and equipment and scooter fleet.
Definitions of Key Metrics
Active Riders
The number of Active Riders is a key indicator of the scale of our user community.

	Active Riders
	2024	2023
	(in millions)
Three Months Ended March 31	21.9	19.6
Three Months Ended June 30	23.7	21.5
Three Months Ended September 30	24.4	22.4
Three Months Ended December 31	24.7	22.4

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
In each of the three month periods ended March 31, June 30, September 30, and December 31, 2024, Active Riders increased compared to the same periods in 2023 primarily due to our focus on rider engagement, improved retention and overall marketplace health which resulted in Active Riders reaching an all-time high in the fourth quarter of 2024.
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
The increase in Rides in the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due primarily to our improved marketplace health which also resulted in both Rides and Active Riders reaching all-time highs in the fourth quarter of 2024.
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
The increase in Gross Bookings in the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due primarily to Rides growth which benefited from increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, and improvements in marketplace health. Gross Bookings can be impacted by marketplace health and competitive dynamics and near the end of the fourth quarter of 2024, we believe pricing pressure due to a dynamic competitive environment and softer ride volume had a moderate negative impact on Gross Bookings.
The improvements in net income (loss) as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the year ended December 31, 2024 as compared to the year ended December 31, 2023 were due primarily to Rides growth due to competitive pricing and improved marketplace health. Additionally, our net income (loss) in the year ended December 31, 2024 included a $29.6 million gain related to a lease termination which positively impacted net income (loss) as a percentage of Gross Bookings in the year ended December 31, 2024, but did not have a similar impact in 2023.
Components of Results of Operations
Revenue
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from bikes and bike station hardware and software sales, revenue from licensing and data access agreements and revenue from arrangements to provide advertising services to third parties that are interested in reaching users of our platform. Revenue derived from these offerings is recognized in accordance with ASC 606 as described in the Critical Accounting Policies and Estimates below and in Note 2 of the notes to our consolidated financial statements.
Revenue also consists of rental revenues recognized through leases or subleases primarily from Flexdrive and our network of Light Vehicles, which includes revenue generated from single-use ride fees paid by riders of Light Vehicles. Revenue derived from these offerings is recognized in accordance with ASC 842 as described in the Critical Accounting Policies and Estimates below and in Note 2 of the notes to our consolidated financial statements.

We offer various incentive programs to drivers that are recorded as reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received.
Cost of Revenue
Cost of revenue primarily consists of costs directly related to revenue generating transactions through our multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing and bike and scooter rentals and also include occupational hazard insurance for drivers. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash, cash equivalents and restricted and unrestricted short-term investments as well as sublease income.
Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes consists of federal and state taxes in the U.S. and foreign taxes in jurisdictions in which we conduct business. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized. However, based on our current and anticipated future earnings, our management believes it is reasonably possible that sufficient positive evidence of sustained U.S. profitability may become available in the foreseeable future to reach a conclusion that the U.S. valuation allowance will no longer be needed. The timing and amount of the valuation allowance release could vary based on the level of profitability that we are actually able to achieve. A release of all or a portion of the valuation allowance would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.

Results of Operations
The following table summarizes our historical consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$5,786,016	$4,403,589
Costs and expenses
Cost of revenue	3,337,714	2,543,954
Operations and support	443,821	427,239
Research and development	397,073	555,916
Sales and marketing	788,972	481,004
General and administrative	937,348	871,080
Total costs and expenses	5,904,928	4,879,193
Loss from operations	(118,912)	(475,604)
Interest expense	(28,921)	(26,223)
Other income (expense), net	173,183	170,123
Income (loss) before income taxes	25,350	(331,704)
Provision for (benefit from) income taxes	2,566	8,616
Net income (loss)	$22,784	$(340,320)
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2024	2023
Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	57.7	57.8
Operations and support	7.7	9.7
Research and development	6.9	12.6
Sales and marketing	13.6	10.9
General and administrative	16.2	19.8
Total costs and expenses	102.1	110.8
Loss from operations	(2.1)	(10.8)
Interest expense	(0.5)	(0.6)
Other income (expense), net	3.0	3.9
Income (loss) before income taxes	0.4	(7.5)
Provision for (benefit from) income taxes	—	0.2
Net income (loss)	0.4%	(7.7)%
Comparison of Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		% Change
	2024	2023
	(in thousands, except for percentages)
Revenue	$5,786,016	$4,403,589	31%
Revenue increased $1.4 billion, or 31%, in 2024 as compared to the prior year, due primarily to growth in demand as we benefited from improvements in marketplace health which was reflected in the increases in Gross Bookings, Rides and Active Riders in 2024 as compared to 2023. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $325.7 million in 2024 as compared to the prior year.

We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of Light Vehicles.
Cost of Revenue

	Year Ended December 31,		% Change
	2024	2023
	(in thousands, except for percentages)
Cost of revenue	$3,337,714	$2,543,954	31%
Cost of revenue increased $793.8 million, or 31%, in 2024 as compared to the prior year. The increase was primarily due to a $687.5 million increase in insurance costs driven by higher costs per mile paired with increased ride volume. There were also increases of $71.4 million in transaction fees due to higher ride volume, $19.6 million in depreciation and $16.8 million in Flexdrive related costs due to decreased gains from the sale of vehicles in 2024 as compared to 2023.
We expect to see cost of revenue increase in the near term on a year-over-year basis due to higher insurance costs driven by recent economic factors and the renewals of our third party insurance agreements.
Operations and Support

	Year Ended December 31,		% Change
	2024	2023
	(in thousands, except for percentages)
Operations and support	$443,821	$427,239	4%
Operations and support expenses increased $16.6 million, or 4%, in 2024 as compared to the prior year. The increase was primarily due to increases of $18.9 million in driver onboarding costs and rider and driver support costs, $17.7 million in Light Vehicle fleet operations support costs and $10.6 million in Flexdrive related costs. These increases were partially offset by a $20.0 million decrease in facilities costs and a $7.1 million decrease in stock-based compensation driven by restructuring events initiated in prior years, which included the cease use of certain facilities and reductions in headcount.
Research and Development

	Year Ended December 31,		% Change
	2024	2023
	(in thousands, except for percentages)
Research and development	$397,073	$555,916	(29)%
Research and development expenses decreased $158.8 million, or 29%, in 2024 as compared to the prior year. The decrease was primarily due to decreases of $96.3 million in stock-based compensation and $62.9 million in personnel-related costs driven by a reduction in headcount after the restructuring events initiated in the third quarter of 2024 and in prior years.
Sales and Marketing

	Year Ended December 31,		% Change
	2024	2023
	(in thousands, except for percentages)
Sales and marketing	$788,972	$481,004	64%
Sales and marketing expenses increased $308.0 million, or 64%, in 2024 as compared to the prior year. The increase was primarily due to increases of $280.7 million in rider, driver and Light Vehicle rider incentive programs due to investments in rider engagement, $23.3 million in rebates, $21.4 million in brand and other marketing and $11.0 million in marketing partnerships with third parties. These increases were partially offset by decreases of $13.9 million in personnel-related costs and $12.4 million in stock-based compensation driven by a reduction in headcount after the restructuring events initiated in the third quarter of 2024 and in prior years.

General and Administrative

	Year Ended December 31,		% Change
	2024	2023
	(in thousands, except for percentages)
General and administrative	$937,348	$871,080	8%
General and administrative expenses increased $66.3 million, or 8%, in 2024 as compared to the prior year. The increase was primarily due to increases of $69.4 million in certain loss contingencies including legal and tax accruals and settlements, $58.0 million in an accrual for self-retained general business liabilities, $16.0 million in consultant and advisory costs and $11.5 million in bad debt expense. These increases were partially offset by decreases of $32.5 million in stock-based compensation and $26.3 million in personnel-related costs driven by a reduction in headcount after the restructuring events initiated in the third quarter of 2024 and in prior years. There was also a decrease of $34.7 million in facilities costs primarily driven by a $29.6 million gain as a result of an amendment to the lease of our San Francisco headquarters which occurred during the fourth quarter of 2024 and impairment charges related to real estate lease right-of-use assets due to the restructuring events initiated in prior years.
Interest Expense

	Year Ended December 31,		% Change
	2024	2023
	(in thousands, except for percentages)
Interest expense	$(28,921)	$(26,223)	10%
Interest expense increased $2.7 million, or 10%, in 2024 as compared to the prior year.
Other Income (Expense), Net

	Year Ended December 31,		% Change
	2024	2023
	(in thousands, except for percentages)
Other income (expense), net	$173,183	$170,123	2%
Other income (expense), net increased $3.1 million, or 2%, in 2024 as compared to the prior year. The increase was primarily due to a $20.6 million increase in interest income as compared to the prior year due to higher returns on investments and a $5.1 million gain on extinguishment related to the repurchase of 2025 Notes. These increases were partially offset by a prior year $12.9 million gain on an equity method investment incurred in the second quarter of 2023 and a $10.9 million decrease due to foreign currency exchange.

Non-GAAP Financial Measures

	Year Ended December 31,
	2024	2023	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$5,786.0	$4,403.6	31%
Net income (loss)	$22.8	$(340.3)	107%
Net income (loss) as a % of revenue	0.4%	(7.7)%
Net cash provided by (used in) operating activities	$849.7	$(98.2)	965%
Net cash (used in) provided by investing activities	$(518.0)	$599.8	(186)%
Net cash used in financing activities	$(155.9)	$(122.1)	(28)%

Key Metrics and Non-GAAP Financial Measures
Gross Bookings	$16,099.4	$13,775.2	17%
Adjusted EBITDA	$382.4	$222.4	72%
Net income (loss) as a percentage of Gross Bookings	0.1%	(2.5)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.4%	1.6%
Adjusted Net Income(1)	$391.5	$250.7	56%
Free cash flow(2)	$766.3	$(248.1)	409%
_______________
(1)Beginning in the first quarter of 2025, we will no longer present Adjusted Net Income (Loss) as a non-GAAP financial measure.
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
•gain from lease termination, if any;
•costs related to acquisitions and divestitures, if any; and
•restructuring charges, if any.
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is calculated by dividing Adjusted EBITDA for a period by Gross Bookings for the same period.
We announced restructuring plans in the fourth quarter of 2022, second quarter of 2023 and third quarter of 2024 to reduce operating expenses and align strategic priorities. We believe the costs associated with the restructurings are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Adjusted EBITDA and Adjusted Net Income (Loss) is useful to investors by enabling them to better assess our ongoing operating performance and provide for better comparability with our historically disclosed Adjusted

EBITDA and Adjusted Net Income (Loss) amounts. Refer to Note 15 “Restructuring” to the consolidated financial statements for information regarding these restructuring plans.
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
In the fourth quarter of 2024, we terminated a portion of the lease for our San Francisco headquarters. The right-of-use asset associated with the portion of this lease was previously impaired as part of our restructuring plans in the fourth quarter of 2022 and second quarter of 2023, and the extinguishment of the remaining lease liability resulted in the recorded gain within operating lease costs. We believe this does not reflect the current period performance of our ongoing operations and that the adjustment to exclude this gain from lease termination from Adjusted EBITDA and Adjusted Net Income (Loss) is useful to investors by enabling them to better assess Lyft’s ongoing operating performance and provide for better comparability with Lyft’s historically disclosed Adjusted EBITDA and Adjusted Net Income (Loss) amounts. Refer to Note 9 “Leases” to the consolidated financial statements for information regarding this gain from lease termination.
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
•gain from lease termination, if any;
•costs related to acquisitions and divestitures, if any;
•impairment charges, if any; and
•restructuring charges, if any.
Beginning in the first quarter of 2025, we will no longer present Adjusted Net Income (Loss) as our management no longer uses this metric for purposes of understanding and evaluating our operating performance.
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
Beginning in the first quarter of 2025, we will no longer present Adjusted Net Income (Loss) as our management no longer uses this metric for purposes of understanding and evaluating our operating performance.
Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2024	2023
Net income (loss)	$22.8	$(340.3)
Adjusted to exclude the following:
Interest expense(1)	34.7	29.7
Other (income) expense, net	(173.2)	(170.1)
Provision for (benefit from) income taxes	2.6	8.6
Depreciation and amortization	148.9	116.5
Stock-based compensation	330.9	484.5
Payroll tax expense related to stock-based compensation	14.8	12.5
Sublease income	3.5	4.8
Gain from lease termination(2)	(29.6)	—
Restructuring charges(3)(4)	26.9	76.2
Adjusted EBITDA(5)	$382.4	$222.4
Gross Bookings	16,099.4	13,775.2
Net income (loss) as a percentage of Gross Bookings	0.1%	(2.5)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.4%	1.6%
_______________
(1)Includes $5.8 million and $3.4 million related to the interest component of vehicle related finance leases in the year ended December 31, 2024 and 2023. Refer to Note 9 “Leases” to the consolidated financial statements for information regarding the interest component of vehicle-related finance leases.
(2)In the fourth quarter of 2024, we recorded a $29.6 million gain as a result of a lease termination. Refer to Note 9 “Leases” to the consolidated financial statements for information regarding this lease termination.
(3)In the year ended December 31, 2024, we incurred restructuring charges of $14.1 million of fixed asset disposals, $11.1 million of other current assets disposals and other costs and $1.8 million of severance and other employee costs. Restructuring related charges for accelerated depreciation of fixed assets of $10.6 million are included on its respective line item. Refer to Note 15 “Restructuring” to the consolidated financial statements for information regarding the restructuring plan announced in September 2024.
(4)In the year ended December 31, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs and $25.3 million related to right-of-use-asset impairments and other costs related to the restructuring plans announced in April 2023 and November 2022. Restructuring related charges for stock-based compensation of $9.9 million, accelerated depreciation of $1.0 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the year ended December 31, 2023 are included on their respective line items. Refer to Note 15 “Restructuring” to the consolidated financial statements for information regarding the restructuring plan announced in April 2023.
(5)Due to rounding, numbers presented may not add up precisely to the totals provided.

Net income (loss) is the most directly comparable financial measure to Adjusted Net Income (Loss). The following table provides a reconciliation of net income (loss) to Adjusted Net Income (in millions):

	Year Ended December 31,
	2024	2023
Net income (loss)	$22.8	$(340.3)
Adjusted for the following:
Amortization of intangible assets	15.0	16.8
Stock-based compensation	330.9	484.5
Payroll tax expense related to stock-based compensation	14.8	12.5
Gain from lease termination(1)	(29.6)	—
Restructuring charges(2)(3)	37.6	77.2
Adjusted Net Income(4)(5)	$391.5	$250.7
_______________
(1)In the fourth quarter of 2024, we recorded a $29.6 million gain as a result of a lease termination. Refer to Note 9 “Leases” to the consolidated financial statements for information regarding this lease termination.
(2)In the year ended December 31, 2024, we incurred restructuring charges of $14.1 million of fixed asset disposals, $11.1 million of other current assets disposals and other costs, $10.6 million of accelerated depreciation of fixed assets and $1.8 million of severance and other employee costs. Refer to Note 15 “Restructuring” to the consolidated financial statements for information regarding the restructuring plan announced in September 2024.
(3)In the year ended December 31, 2023, we incurred restructuring charges of $50.9 million of severance and other employee costs, $25.3 million related to right-of-use-asset impairments and other costs and $1.0 million of accelerated depreciation related to the restructuring plans announced in April 2023 and November 2022. In addition, restructuring related charges for stock-based compensation of $9.9 million and payroll tax expense related to stock-based compensation of $0.6 million incurred in the year ended December 31, 2023 are included on their respective line items. Refer to Note 15 “Restructuring” to the consolidated financial statements for information regarding the restructuring plan announced in April 2023.
(4)Beginning in the first quarter of 2025, we will no longer present Adjusted Net Income (Loss) as a non-GAAP financial measure.
(5)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Net cash provided by (used in) operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow (in millions):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$849.7	$(98.2)
Less: purchases of property and equipment and scooter fleet	(83.5)	(149.8)
Free cash flow(1)	$766.3	$(248.1)
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$849,737	$(98,244)
Net cash (used in) provided by investing activities	(517,978)	599,753
Net cash used in financing activities	(155,869)	(122,078)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(1,636)	533
Net change in cash, cash equivalents and restricted cash and cash equivalents	$174,254	$379,964
Operating Activities
Cash provided by operating activities was $849.7 million for the year ended December 31, 2024, which consisted of net income of $22.8 million adjusted for $375.1 million of non-cash items, and changes in working capital of $451.9 million. The year over year improvement in net income (loss) was $363.1 million, from a net loss of $340.3 million for the year ended December 31, 2023 to a net income of $22.8 million for the year ended December 31, 2024. Non-cash adjustments included stock-based compensation expense of $330.9 million, which decreased year over year due to a reduction in headcount driven by the restructuring activities initiated in prior years, and depreciation and amortization expense of $148.9 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to the prior year, an increase in ride volume in 2024 compared to the previous period and strategic risk management decisions to retain additional risk in certain markets, and (ii) an increase in insurance-related accruals. There was also an increase in certain loss contingencies, including legal accruals. These were partially offset by (i) increases to prepaid expenses for cash outflows related to our insurance activities, including insurance premium payments and (ii) ordinary payments for our real estate operating leases. The timing of our scheduled driver payments also impacted prepaid and other current assets and accrued liabilities.
Cash used in operating activities was $98.2 million for the year ended December 31, 2023, which consisted of a net loss of $340.3 million (which has a positive contribution to cash for the year as it was impacted by significant non-cash items, such as depreciation, amortization, and stock-based compensations) which was primarily offset by changes in working capital of $(278.3) million. The year over year decrease in net loss from $1.6 billion to $340.3 million was a result of an increase in our revenue and the actions we have taken to reduce our operating expenses. Net loss was also offset by non-cash adjustments for stock-based compensation expense of $484.5 million and depreciation and amortization expense of $116.5 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in cash paid related to prepaid expenses and other assets driven by increases in premiums year over year due to higher rates and increased ride volumes, (ii) a decrease in our insurance reserves as insurance payments outpaced accruals in the period and (iii) an increase in our cash outflow related to accounts payable due to the timing of insurance claims payments. There was also an increase in our cash outflow related to accrued and other liabilities primarily due to settlement of historical legal and tax related liabilities.
Investing Activities
Cash used in investing activities was $518.0 million for the year ended December 31, 2024, which primarily consisted of purchases of marketable securities of $4.2 billion and purchases of property and equipment of $83.5 million, partially offset by proceeds from sales and maturities of marketable securities of $3.6 billion and the sale of property and equipment of $92.0 million.
Cash provided by investing activities was $599.8 million for the year ended December 31, 2023, which primarily consisted of proceeds from sales and maturities of marketable securities of $3.9 billion and the sale of property and equipment of $92.6 million, partially offset by purchases of marketable securities of $3.3 billion and purchases of property and equipment of $149.8 million.
Financing Activities
Cash used in financing activities was $155.9 million for the year ended December 31, 2024. This included a net cash inflow of $0.2 million for transactions related to the issuance of our 2029 Notes which included $460.0 million in proceeds from the issuance of the 2029 Notes and expenditures of $350.0 million related to the settlement of the 2025 Notes, $50.0 million related to the repurchase of Class A common stock, $47.9 million related to the purchase of capped calls and $11.9 million in payments of debt issuance costs. Additionally, our financing activities included a repayment of loans of $84.1 million, principal payments on finance lease obligations of $46.7 million and taxes paid related to net share settlement of equity awards of $40.3 million.
Cash used in financing activities was $122.1 million for the year ended December 31, 2023, which primarily consisted of repayment of loans of $72.5 million and principal payments on finance lease obligations for $43.5 million.
Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of approximately $759.3 million and short-term investments of approximately $1.2 billion, exclusive of restricted cash, cash equivalents and investments of $1.5 billion, and a revolving credit facility in an aggregate principal amount of $420.0 million as described below. The portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
On November 3, 2022, we entered into a Revolving Credit Agreement with certain lenders which provides for a $420 million senior secured revolving credit facility (as amended to date, the “Revolving Credit Facility”) maturing on November 3, 2027 or February 13, 2025, if, as of February 13, 2025, our Liquidity (as defined in the Revolving Credit Agreement) minus the aggregate principal amount of the 2025 Notes outstanding on such date is less than $1.25 billion. We are obligated to pay interest on loans under the Revolving Credit Facility and other customary fees for a credit facility of this size and type, including an unused commitment fee. The interest rate for the Revolving Credit Facility is determined based on calculations using certain market rates as set forth in the Revolving Credit Agreement. In addition, the Revolving Credit Facility contains customary covenants, including restrictions on payments such as cash payments of dividends. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit. We entered into Amendment No. 1 to the Revolving Credit Agreement on December 12, 2023 and Amendment No. 2 on February 21, 2024 and such amendments amended the existing agreement to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage, which allows us to subtract the lesser of (i)(x) to the extent free cash flow for the most recently ended trailing four quarters is greater than $100.0 million, $300.0 million and (y) otherwise, $200.0 million and (ii) the amount of unrestricted cash and cash equivalents (as defined in the Amended Agreement) on our consolidated balance sheets as of the calculation date and (b) permit us to repurchase up to a specified amount of our common stock with the proceeds of a convertible note offering. The Revolving Credit Facility also contains certain customary events of default.
In February 2024, we completed an offering of $460 million aggregate principal amount of the 2029 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used (1) approximately $350 million of the net proceeds to repurchase approximately $356.8 million in aggregate principal amount of our 2025 Notes in separate and privately negotiated transactions entered into concurrently with the pricing of the offering with certain holders of the 2025 Notes effected through one of the initial purchasers of the 2029 Notes or its affiliate, acting as our agent, (2) approximately $47.9 million of the net proceeds to pay the cost of the 2029 Capped Calls and (3) approximately $50 million of the net proceeds to purchase Class A common stock from institutional investors through one of the initial purchasers of the 2029 Notes or its affiliate, acting as Lyft’s agent, at a price per share equal to the last reported sale price of the Class A common stock on the Nasdaq Global Select Market on the date of the pricing of the 2029 Notes. Refer to Note 11 “Debt” and Note 12 "Common Stock and Employee Stock Plans" to the consolidated financial statements for information regarding these transactions.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of December 31, 2024 and 2023 were $1.4 billion and $837.3 million, respectively.
We have $2.0 billion in unrestricted cash and cash equivalents and short-term investments as of December 31, 2024. We also have the ability to borrow an aggregate principal amount of up to $420.0 million under the Revolving Credit Facility, none of which has been drawn as of December 31, 2024, and $72.6 million in letters of credit were issued under the Revolving Credit Facility as of December 31, 2024. We believe that this provides sufficient liquidity to meet our working capital, inclusive of short-term commitments such as the current portion of our convertible senior notes which we plan to settle with cash in early 2025, and capital expenditures needs for at least the next 12 months. In the year ended December 31, 2024, we achieved annual net income for the first time in our operating history. We plan to continue to focus on and actively manage our cash balances and liquidity, capital expenditures, working capital and operating expenses. In particular, we continue to actively monitor the impact of the uncertain macroeconomic environment, including tightening credit markets, inflation and changing interest rates and have made adjustments to our expenses and cash flow which include headcount reductions announced in the third quarter of 2024, second quarter of 2023 and fourth quarter of 2022. We have also incurred restructuring charges related to the exit and sublease or cease use of certain facilities to align with our anticipated operating needs in the fourth quarter of 2022 and the first quarter of 2023. Refer to Note 15 “Restructuring” to the consolidated financial statements for information regarding these reductions in workforce.
Our future capital requirements will depend on many factors, including, but not limited to our growth, the effectiveness of our efforts to align our expenses with our current operating needs and short-term commitments, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities, as well as satisfaction of our obligations with respect to any indebtedness. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to invest further in EVs in order to achieve compliance with the California Clean Miles Standard which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030; the Massachusetts’ Climate Bill; New York City's goal to get to 100% of rideshare rides in EVs or wheelchair accessible vehicles by 2030, and the City of Toronto’s push to bring the industry to 100% electric by 2030. In addition, in February 2025, we announced that our board of directors had authorized a program for the repurchase of up to $500 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Refer to Note 17 “Subsequent Events” to the consolidated financial statements for additional information regarding this repurchase program. From time to time, we have and we may in the future seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. The terms of any additional financings or refinancings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2024 (in millions):

	Payments Due by Period
	Total(2)	12 months or less	Thereafter
Operating lease commitments	$228.0	$35.3	$192.7
Financing lease commitments	94.2	35.3	58.9
Long-term debt, including current maturities(1)	995.0	429.1	566.0
Other noncancelable agreements	109.3	10.2	99.1
_______________
(1)Includes the convertible senior notes issued in May 2020 (the "2025 Notes") and February 2024 (the "2029 Notes") with outstanding principal amounts of $390.7 million and $460.0 million, respectively, as of December 31, 2024. The 2025 Notes and 2029 Notes mature on May 15, 2025 and March 1, 2029, respectively, unless earlier converted, redeemed or repurchased. Refer to Note 11 "Debt" to the consolidated financial statements for information regarding the 2025 Notes and 2029 Notes.
(2)Due to rounding, numbers presented may not add up precisely to the totals provided.
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
We generate revenue from licensing and data access agreements. We are primarily responsible for fulfilling our promise to provide rideshare data and access to Flexdrive vehicles and bear the fulfillment risk, and the responsibility of providing the data, over the license period. We act as a principal in delivering the data and access licenses and present revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, are determined by assigning the relative fair value, which represents the stand alone selling price, to each of the performance obligations. Revenue is recorded ratably over the quarter for access to fleet vehicles as our respective performance obligation is satisfied upon the delivery of each. Revenue was recorded upon delivery of the rideshare data until expiration of the rideshare contract in the second quarter of 2024. These revenues are not significant to the Company’s consolidated revenue.
We have arrangements to provide advertising services to third parties that are interested in reaching users of our platform. These arrangements generally require us to provide advertising services over a fixed period of time for which revenue is recognized ratably over the contractual period. These revenues are not significant to the Company’s consolidated revenue.
Rental Revenue (ASC 842)
We generate rental revenues primarily from Flexdrive, an independently managed subsidiary, and our network of Light Vehicles. Under the Flexdrive program, we operate a fleet of rental vehicles comprised of both vehicles owned by us and vehicles leased from third-party leasing companies. We either lease or sublease vehicles to drivers and as a result, we are considered the accounting lessor or sublessor, as applicable, in these arrangements in accordance with ASC 842. For vehicles that are subleased, sublease income and head lease expense for these transactions are recognized on a gross basis on the consolidated financial statements. Drivers who rent vehicles are charged rental fees, which we collect from the driver by deducting such amounts from the driver’s earnings on the Lyft Platform.
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
Goodwill
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the goodwill may not be recoverable. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. Judgment in the assessment of qualitative factors of impairment include, among other factors: financial performance; legal, regulatory, contractual, business, and other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. To the extent we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed.
Loss Contingencies
We are involved in legal proceedings, claims, and regulatory and governmental inquiries and investigations in the ordinary course of business. Certain matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements.
We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.
The outcomes of our legal proceedings are inherently unpredictable and subject to significant uncertainties. For matters where the Company has recorded a probable and estimable loss, until the final resolution of the matter, there may be exposure to a material loss in excess of the amount recorded.
Income Taxes
The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more-likely-than-not that the benefit of our federal and state deferred tax assets will be realized. However, based on our current and anticipated future earnings, our management believes it is reasonably possible that sufficient positive evidence of sustained U.S. profitability may become available in the foreseeable future to reach a conclusion that the U.S. valuation allowance will no longer be needed. The timing and amount of the valuation allowance release could vary based on the level of profitability that the Company is able to actually achieve. A release of all or a portion of the valuation allowance would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.
In recognizing tax benefits from uncertain tax `positions, the Company assesses whether it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on its technical merits. Evaluating our tax positions and determining our provision for income taxes are inherently uncertain and requires judgement and use of assumptions and estimates.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recent accounting pronouncements as of the date of this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates and foreign currency exchange. Such fluctuations to date have not been significant.
Interest Rate Risk
As of December 31, 2024, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.0 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.5 billion. As of December 31, 2024, we had long-term debt of $995.0 million, 39% of which consisted of the fixed-rate 2025 Notes we issued in May 2020, and 45% of which consisted of the fixed-rate 2029 Notes we issued in February 2024. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
Foreign Currency Exchange Risk
Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Lyft, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lyft, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2022.
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
Valuation of Insurance Reserves and Insurance-Related Accruals
As described in Notes 2 and 8 to the consolidated financial statements, the Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. As of December 31, 2024, insurance reserves and insurance-related accruals totaled $1,701.4 million and $763.8 million, respectively. These liabilities are determined on a quarterly basis by internal actuaries through an analysis of historical trends and changes in claims experience. Management makes certain assumptions based on currently available information and industry statistics, with the loss development factors as the most significant assumption related to the insurance reserves and the frequency and severity assumptions as the most significant assumptions related to the insurance-related accruals, and utilizes actuarial models and techniques to estimate the reserves.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves and insurance-related accruals is a critical audit matter are (i) the significant judgment by management when determining the estimated insurance reserves and insurance-related accruals; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the actuarial valuation techniques and management’s significant assumptions related to loss development factors for the insurance reserves and the frequency and severity for the insurance related accruals; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 14, 2025
We have served as the Company’s auditor since 2015.

Lyft, Inc.
Consolidated Balance Sheets
(in thousands, except for per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$759,319	$558,636
Short-term investments	1,225,124	1,126,548
Prepaid expenses and other current assets	966,090	892,235
Total current assets	2,950,533	2,577,419
Restricted cash and cash equivalents	186,721	211,786
Restricted investments	1,355,451	837,291
Other investments	42,516	39,870
Property and equipment, net	444,864	465,844
Operating lease right of use assets	148,397	98,202
Intangible assets, net	42,776	59,515
Goodwill	251,376	257,791
Other assets	12,435	16,749
Total assets	$5,435,069	$4,564,467
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$97,704	$72,282
Insurance reserves	1,701,393	1,337,868
Accrued and other current liabilities	1,666,278	1,508,855
Operating lease liabilities — current	25,192	42,556
Convertible senior notes, current	390,175	—
Total current liabilities	3,880,742	2,961,561
Operating lease liabilities	152,074	134,102
Long-term debt, net of current portion	565,968	839,362
Other liabilities	69,269	87,924
Total liabilities	4,668,053	4,022,949
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.00001 par value; 18,000,000 Class A shares authorized as of December 31, 2024 and 2023; 409,474 and 391,239 Class A shares issued and outstanding as of December 31, 2024 and 2023, respectively; 100,000 Class B shares authorized as of December 31, 2024 and 2023; 8,531 and 8,567 Class B shares issued and outstanding, as of December 31, 2024 and 2023, respectively	4	4
Additional paid-in capital	11,035,246	10,827,378
Accumulated other comprehensive income (loss)	(10,103)	(4,949)
Accumulated deficit	(10,258,131)	(10,280,915)
Total stockholders’ equity	767,016	541,518
Total liabilities and stockholders’ equity	$5,435,069	$4,564,467
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$5,786,016	$4,403,589	$4,095,135
Costs and expenses
Cost of revenue	3,337,714	2,543,954	2,435,736
Operations and support	443,821	427,239	443,846
Research and development	397,073	555,916	856,777
Sales and marketing	788,972	481,004	531,512
General and administrative	937,348	871,080	1,286,180
Total costs and expenses	5,904,928	4,879,193	5,554,051
Loss from operations	(118,912)	(475,604)	(1,458,916)
Interest expense	(28,921)	(26,223)	(19,735)
Other income (expense), net	173,183	170,123	(99,988)
Income (loss) before income taxes	25,350	(331,704)	(1,578,639)
Provision for (benefit from) income taxes	2,566	8,616	5,872
Net income (loss)	$22,784	$(340,320)	$(1,584,511)
Net income (loss) per share attributable to common stockholders
Basic	$0.06	$(0.88)	$(4.47)
Diluted	$0.06	$(0.88)	$(4.47)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	409,181	385,335	354,731
Diluted	413,651	385,335	354,731
Stock-based compensation included in costs and expenses:
Cost of revenue	$24,895	$30,170	$44,132
Operations and support	8,397	15,468	25,442
Research and development	117,833	214,160	391,983
Sales and marketing	17,286	29,682	49,867
General and administrative	162,510	195,053	239,343
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$22,784	$(340,320)	$(1,584,511)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of taxes	(4,925)	(2,851)	(1,154)
Unrealized gain (loss) on marketable securities, net of taxes	(229)	3,656	(2,089)
Other comprehensive income (loss)	(5,154)	805	(3,243)
Comprehensive income (loss)	$17,630	$(339,515)	$(1,587,754)
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	344,938	$3	$9,706,293	$(8,362,572)	$(2,511)	$1,341,213
Adjustments related to the adoption of ASU 2020-06	—	—	(139,958)	6,488		(133,470)
Issuance of common stock upon exercise of stock options	112	—	454	—	—	454
Issuance of common stock upon settlement of restricted stock units	23,928	1	—	—	—	1
Shares withheld related to net share settlement	(358)	—	(6,733)	—	—	(6,733)
Issuance of common stock under employee stock purchase plan	1,535	—	21,198	—	—	21,198
Stock-based compensation	—	—	753,619	—	—	753,619
Other comprehensive loss	—	—	—	—	(3,243)	(3,243)
Net loss	—	—	—	(1,584,511)	—	(1,584,511)
Other	—	—	140	—	—	140
Balance as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
Issuance of common stock upon exercise of stock options	201	—	1,204	—	—	1,204
Issuance of common stock upon settlement of restricted stock units	28,397	—	—	—	—	—
Shares withheld related to net share settlement	(296)	—	(3,021)	—	—	(3,021)
Issuance of common stock under employee stock purchase plan	1,349	—	9,788	—	—	9,788
Stock-based compensation	—	—	484,533	—	—	484,533
Other comprehensive income	—	—	—	—	805	805
Net loss	—	—	—	(340,320)	—	(340,320)
Other	—	—	(139)	—	—	(139)
Balance as of December 31, 2023	399,806	$4	$10,827,378	$(10,280,915)	$(4,949)	$541,518
Issuance of common stock upon exercise of stock options	780	—	3,613	—	—	3,613
Issuance of common stock upon settlement of restricted stock units	22,011	—	—	—	—	—
Shares withheld related to net share settlement	(2,529)	—	(40,328)	—	—	(40,328)
Issuance of common stock under employee stock purchase plan	1,080	—	11,438	—	—	11,438
Repurchase of common stock	(3,143)	—	(50,000)	—	—	(50,000)
Purchase of capped call	—	—	(47,886)	—	—	(47,886)
Stock-based compensation	—	—	330,921	—	—	330,921
Other comprehensive loss	—	—	—	—	(5,154)	(5,154)
Net income	—	—	—	22,784	—	22,784
Other	—	—	110	—	—	110
Balance as of December 31, 2024	418,005	$4	$11,035,246	$(10,258,131)	$(10,103)	$767,016
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$22,784	$(340,320)	$(1,584,511)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	148,892	116,513	154,798
Stock-based compensation	330,921	484,533	750,767
Amortization of premium on marketable securities	284	117	2,955
Accretion of discount on marketable securities	(89,425)	(68,125)	(23,245)
Amortization of debt discount and issuance costs	3,737	2,877	2,823
(Gain) loss on sale and disposal of assets, net	7,831	(11,278)	(60,655)
Gain on lease termination	(29,610)	—	—
Impairment of non-marketable equity security	—	—	135,714
Other	2,469	(4,261)	23,592
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(76,359)	(86,922)	(275,945)
Operating lease right-of-use assets	26,276	20,046	96,317
Accounts payable	21,712	(41,079)	(27,215)
Insurance reserves	363,524	(79,482)	348,721
Accrued and other liabilities	164,057	(75,571)	262,358
Lease liabilities	(47,356)	(15,292)	(43,759)
Net cash provided by (used in) operating activities	849,737	(98,244)	(237,285)
Cash flows from investing activities
Purchases of marketable securities	(4,177,429)	(3,288,659)	(4,049,515)
Purchases of term deposits	(4,388)	(3,539)	(13,586)
Proceeds from sales of marketable securities	232,910	452,465	676,854
Proceeds from maturities of marketable securities	3,415,318	3,481,042	3,308,664
Proceeds from maturities of term deposits	5,733	8,539	395,092
Purchases of property and equipment and scooter fleet	(83,470)	(149,819)	(114,970)
Cash paid for acquisitions, net of cash acquired	—	1,630	(146,334)
Sales of property and equipment	92,045	92,594	129,840
Other	1,303	5,500	—
Net cash (used in) provided by investing activities	(517,978)	599,753	186,045
Cash flows from financing activities
Repayment of loans	(84,070)	(72,484)	(67,639)
Proceeds from issuance of convertible senior notes	460,000	—	—
Payment of debt issuance costs	(11,888)	—	—
Purchase of capped call	(47,886)	—	—
Repurchase of Class A common stock	(50,000)	—	—
Payment for settlement of convertible senior notes due 2025	(350,000)	—	—
Proceeds from exercise of stock options and other common stock issuances	15,051	10,993	21,655
Taxes paid related to net share settlement of equity awards	(40,328)	(3,021)	(6,733)
Principal payments on finance lease obligations	(46,748)	(43,466)	(34,783)
Contingent consideration paid	—	(14,100)	—
Net cash used in financing activities	(155,869)	(122,078)	(87,500)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(1,636)	533	(631)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	174,254	379,964	(139,371)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	771,786	391,822	531,193
End of period	$946,040	$771,786	$391,822
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$759,319	$558,636	$281,090
Restricted cash and cash equivalents	186,721	211,786	109,368
Restricted cash, included in prepaid expenses and other current assets	—	1,364	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$946,040	$771,786	$391,822

Supplemental disclosures of cash flow information
Cash paid for income taxes	$11,207	$9,425	$10,723
Cash paid for interest	28,304	20,176	16,752

Non-cash investing and financing activities
Financed vehicles acquired	$83,600	$127,095	$48,104
Purchases of property and equipment and scooter fleet not yet settled	10,599	4,505	31,534
Contingent consideration	—	—	15,000
Right-of-use assets acquired under finance leases	45,207	79,102	11,428
Right-of-use assets acquired under operating leases	7,710	3,795	498
Remeasurement of finance and operating lease right of use assets	54,689	(10,582)	(321)
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
Transportation options through the Company’s platform and mobile-based applications are substantially comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in certain cities in Canada, Lyft’s network of bikes and scooters (“Light Vehicles”), and the Express Drive program, where drivers can enter into short-term rental agreements with the Company’s wholly-owned subsidiary, Flexdrive Services, LLC (“Flexdrive”) or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Company's platform, subscription fees, revenue from bikes and bike station hardware and software sales and revenue from arrangements to provide advertising services.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, expected future results, new related events and economic conditions, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
 2.     Summary of Significant Accounting Policies
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The Company has concluded that consolidated net income (loss) is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on consolidated net income (loss) as reported in the consolidated statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.
During the years ended December 31, 2024, 2023 and 2022, the Company did not generate material international revenues and as of December 31, 2024, 2023 and 2022, the Company did not have material assets located outside of the United States.
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
The carrying values of the Company’s debt securities, accounts payable and accrued and other liabilities approximate their respective fair values due to the short period of time to payment.
Software Development Costs
The Company incurs costs related to developing the Lyft Platform and related support systems. The Company capitalizes development costs related to the Lyft Platform and related support systems once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. The Company has capitalized software development costs of $4.2 million, $8.1 million, and $12.1 million as of the years ended December 31, 2024, 2023, and 2022, respectively.
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

Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of its fair value. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. There was no impairment of goodwill recorded for the years ended December 31, 2024, 2023 and 2022.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. With the exception of impairment charges related to real estate operating right-of-use assets discussed in Note 9 “Leases” and disposals of fixed assets and other current assets discussed in Note 15 “Restructuring”, there was no other material impairment of long-lived assets recorded for the years ended December 31, 2024, 2023 and 2022.
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
Foreign Currency
The Company uses the U.S. dollar predominantly as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included on the consolidated statements of operations. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income (loss).
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
The Company generates revenue from licensing and data access agreements. The Company is primarily responsible for fulfilling its promise to provide rideshare data and access to Flexdrive vehicles and bears the fulfillment risk, and the responsibility of providing the data, over the license period. The Company is acting as a principal in delivering the data and access licenses and presents revenue on a gross basis. Consideration allocated to each performance obligation, the data delivery and vehicle access, is determined by assigning the relative fair value, which represents the stand alone selling price, to each of the performance obligations. Revenue is recorded ratably over the quarter for access to fleet vehicles as the Company’s respective performance obligation is satisfied upon the delivery of each. Revenue was recorded upon delivery of the rideshare data until expiration of the rideshare performance obligation in the second quarter of 2024. These revenues are not significant to the Company’s consolidated revenue.
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
(iii)Rider referral programs. Under the rider referral program, the referring rider (the referrer) earns referral incentives when a new rider (the referee) completes their first ride on the Lyft Platform. The Company records the incentive as a liability at the time the incentive is earned by the referrer with the corresponding charge recorded to sales and marketing expense. Referral incentives typically expire within one year. The Company estimates breakage using its historical experience. As of December 31, 2024 and 2023, the rider referral incentives liability was not material.
Light Vehicle Rider Incentives
Incentives offered to Light Vehicle riders were not material for the years ended December 31, 2024, 2023 and 2022.
For the years ended December 31, 2024, 2023 and 2022, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $777.4 million, $1.1 billion and $1.4 billion as a reduction to revenue and $423.2 million, $142.5 million and $109.8 million as sales and marketing expense, respectively.
Refunds
From time to time the Company issues credits or refunds to riders unsatisfied by the level of service provided by the driver. There is no legal obligation to remunerate such riders nor does the Company issue such credits or refunds to riders on behalf of the drivers. The Company accounts for credits or refunds, which are not recoverable from the drivers as sales and marketing expenses when incurred. For the years ended December 31, 2024, 2023 and 2022, rider refunds were $13.3 million, $19.7 million and $21.5 million, respectively. The Company accounts for credits and refunds issued to Light Vehicle riders as cost of revenue and was $4.1 million, $6.2 million and $7.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, driver incentives for referring new drivers or riders, advertising expenses, rider refunds and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses were $136.9 million, $122.0 million and $162.1 million, respectively, for the years ended December 31, 2024, 2023 and 2022.
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
Stock-Based Compensation
The Company incurs stock-based compensation expense primarily from RSUs, performance based restricted stock units (“PSUs”), stock options, and the 2019 Employee Stock Purchase Plan (“ESPP”) purchase rights.
The Company estimates the fair value of stock options granted to employees, directors, and consultants and ESPP purchase rights using the Black-Scholes option-pricing model. The Black-Scholes model incorporates various assumptions, including expected stock price volatility, expected term and risk-free interest rates.
The Company estimates the expected term for stock options using the simplified method for “plain vanilla” stock option awards. The expected term of the ESPP purchase rights is estimated using the period from the beginning of the offering period to the end of each purchase period. The Company estimates volatility for stock options and ESPP purchase rights using the historical volatility of the stock price of the Company and similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock options or ESPP purchase rights granted.
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
Compensation expense for RSUs is generally recognized based on a straight-line basis over the requisite service period and compensation expense for PSUs is generally recognized using the accelerated attribution method over the requisite service period of each individual tranche. Stock-based compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
401(k) Plan
The Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company does not currently make contributions for employees.
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
Net Income (Loss) Per Share Attributable to Common Stockholders
The Company follows the two-class method when computing net income (loss) per share attributable to common stockholders when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company had no participating securities outstanding during any of the periods presented.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected on the consolidated statements of operations and comprehensive income (loss). Acquisition costs, such as legal and consulting fees, are expensed as incurred.
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
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of December 31, 2024.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. This new standard became effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard in the fourth quarter of 2024, which did not have a material impact on the consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires companies to provide new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. This amendment is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, on a prospective basis and early adoption and retrospective application is permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. This amendment is effective for annual periods beginning after December 15, 2025, and for interim periods within fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
 3.    Revenue
Disaggregation of Revenue
The table below presents the Company's revenues as included on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue from contracts with customers (ASC 606)	$5,365,534	$4,116,216	$3,811,993
Rental revenue (ASC 842)	420,482	287,373	283,142
Total revenue	$5,786,016	$4,403,589	$4,095,135
Allowance for Credit Losses
The following table presents the changes in the Company’s allowance for credit losses for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$9.8	$11.6	$9.3
Changes to provision	6.7	(0.4)	1.9
Write-offs and recoveries	(4.3)	(1.4)	0.4
Balance at end of period	$12.2	$9.8	$11.6

The Company’s receivable balance included in prepaid expenses and other current assets on the consolidated balance sheets, which consists primarily of amounts due from Enterprise Users and Light Vehicle partners, was $347.0 million, $315.0 million and $278.9 million as of December 31, 2024, 2023 and 2022, respectively.
 4.    Acquisitions
Acquisition of PBSC Urban Solutions Inc. (“PBSC”)
On May 17, 2022 (the “Closing Date”), the Company completed its acquisition of 100% of the outstanding equity of PBSC, a global leader in bikeshare that supplies stations and bikes to markets internationally, for a total purchase price of $163.5 million inclusive of $14.1 million in estimated fair value of contingent consideration. The acquisition was treated as a business combination and increases the Company’s scale in micromobility by leveraging PBSC’s deep sales experience and customer relationships.
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
Refer to Note 16 “Variable Interest Entities” to the consolidated financial statements for information regarding the variable interest entities included in this transaction.
The results of operations for the acquired business have been included in the consolidated statements of operations for the period subsequent to the Company's acquisition of PBSC. PBSC’s results of operations for periods prior to this acquisition were not material to the consolidated statements of operations and, accordingly, pro forma financial information has not been presented.
 5.     Goodwill and Intangible Assets, Net
The following table presents the changes in the carrying amount of goodwill for the periods presented (in thousands):

Balance as of December 31, 2022	$261,582
Additions	—
Foreign currency translation and other adjustments	(3,791)
Balance as of December 31, 2023	$257,791
Additions	—
Foreign currency translation and other adjustments	(6,415)
Balance as of December 31, 2024	$251,376
Intangible assets, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2024
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	1.7	$40,477	$36,683	$3,794
Contractual relationship – cities and user relationships	5.8	99,669	60,687	38,982
Total intangible assets		$140,146	$97,370	$42,776

	December 31, 2023
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	2.2	$41,568	$29,540	$12,028
Contractual relationship – cities and user relationships	6.8	100,725	53,238	47,487
Total intangible assets		$142,293	$82,778	$59,515
Amortization expense was $15.0 million, $16.8 million and $18.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, future amortization of intangible assets that will be recorded in costs and expenses on the consolidated statement of operations is estimated as follows (in thousands):

Year ended December 31:
2025	$9,980
2026	8,323
2027	8,323
2028	8,323
2029	7,733
Thereafter	94
Total remaining amortization	$42,776
 6.     Cash Equivalents and Short-Term Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and short-term investments as of the dates indicated (in thousands):

	December 31, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$189,839	$—	$—	$189,839
Money market deposit accounts	304,716	—	—	304,716
Certificates of deposit	171,352	150	(144)	171,358
Commercial paper	762,405	529	(388)	762,546
Corporate bonds	70,207	29	(5)	70,231
U.S. government and agency securities	352,984	295	(5)	353,274
Total unrestricted cash equivalents and short-term investments	1,851,503	1,003	(542)	1,851,964
Restricted Balances
Money market funds	42,699	—	—	42,699
Term deposits	2,194	—	—	2,194
Certificates of deposit	189,694	144	(242)	189,596
Commercial paper	782,491	433	(368)	782,556
Corporate bonds	59,254	19	(7)	59,266
U.S. government and agency securities	465,516	349	(8)	465,857
Total restricted cash equivalents and investments	1,541,848	945	(625)	1,542,168
Total unrestricted and restricted cash equivalents and investments	$3,393,351	$1,948	$(1,167)	$3,394,132
_______________
(1)Excludes $132.5 million of cash, which is included within the $2.0 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.

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
The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses. As of December 31, 2024, the credit-quality of the Company’s marketable available-for-sale debt securities had remained stable. The unrealized losses recognized on marketable available-for-sale debt securities as of December 31, 2024 were primarily related to the continued market volatility associated with uncertain economic outlook. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of December 31, 2024. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of December 31, 2024 for the Company’s marketable and non-marketable debt securities.
The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$99,144	$(386)	$31,945	$(5)
Corporate bonds	49,516	(12)	14,621	(6)
Commercial paper	241,805	(756)	128,645	(473)
U.S. government and agency securities	62,787	(13)	—	—
Total available-for-sale debt securities in an unrealized loss position	$453,252	$(1,167)	$175,211	$(484)

 7.     Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$189,839	$—	$—	$189,839
Certificates of deposit	—	171,358	—	171,358
Commercial paper	—	762,546	—	762,546
Corporate bonds	—	70,231	—	70,231
U.S. government and agency securities	—	353,274	—	353,274
Total unrestricted cash equivalents and short-term investments	189,839	1,357,409	—	1,547,248
Restricted cash equivalents and investments(2)
Money market funds	42,699	—	—	42,699
Certificates of deposit	—	189,596	—	189,596
Commercial paper	—	782,556	—	782,556
Corporate bonds	—	59,266	—	59,266
U.S. government and agency securities	—	465,857	—	465,857
Total restricted cash equivalents and investments	42,699	1,497,275	—	1,539,974
Total financial assets	$232,538	$2,854,684	$—	$3,087,222
_______________
(1)$132.5 million of cash and $304.7 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.0 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)$2.2 million of term deposits are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.5 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

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

During the year ended December 31, 2024, the Company did not make any transfers between the levels of the fair value hierarchy.
During the year ended December 31, 2023, the Company paid out earn out incentives of $15.0 million related to the acquisition of PBSC. The contingent consideration was classified as a liability and was included in accrued and other current liabilities on the consolidated balance sheets. Refer to Note 4 "Acquisitions" to the consolidated financial statements for information regarding this contingent consideration.
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
There were $9.1 million and $5.9 million of financial instruments measured at fair value on a non-recurring basis within other investments on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
 8.     Supplemental Financial Statement Information
Property and Equipment, net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2024	2023
Bike and scooter fleet	$237,535	$240,137
Owned vehicles	211,904	197,703
Finance lease right-of-use assets	79,704	80,934
Leasehold improvements	75,480	77,230
Computer equipment and software	39,018	38,911
Furniture and fixtures	6,046	5,867
Construction in progress	56,998	72,257
	706,685	713,039
Less: Accumulated depreciation	(261,821)	(247,195)
Property and equipment, net	$444,864	$465,844
Depreciation and amortization expense related to property and equipment was $121.4 million, $96.3 million, and $127.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Light Vehicle Fleet
The Company’s Light Vehicle fleet consists of bikes and scooters. Scooters and related assets are stated at cost less accumulated depreciation and those with estimated useful lives of more than 12 months are included in property and equipment, net on the consolidated balance sheets. Scooters and related assets with estimated useful lives of less than 12 months are included in prepaid expenses and other current assets on the consolidated balance sheets. Depreciation is computed using a straight-line method over the estimated useful life of the scooters. Depreciation expense for scooters and related assets included in prepaid expenses and other current assets on the consolidated balance sheets was $12.4 million, $3.4 million and $8.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Bikes are included in property and equipment, net on the consolidated balance sheets.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2024	2023
Insurance-related accruals (1)	$763,842	$643,147
Legal and tax related accruals	333,979	296,336
Ride-related accruals	178,114	212,114
Long-term debt, current (2)	38,904	25,798
Insurance claims payable and related fees	58,135	52,609
Other	293,304	278,851
Accrued and other current liabilities	$1,666,278	$1,508,855
_______________
(1)Refer to Note 2 “Summary of Significant Accounting Policies” above for more information on these insurance-related accruals.
(2)Represents current portion of long-term debt primarily related to the Non-revolving Loan and Master Vehicle Loan. Refer to Note 11 "Debt" for more information.
Insurance Reserves
The following table presents the changes in the Company’s insurance reserve for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$1,337,868	$1,417,350	$1,068,628
Additions (1)	813,725	516,337	1,146,482
Deductions (2)	(450,200)	(595,819)	(797,760)
Balance at end of period	$1,701,393	$1,337,868	$1,417,350
_______________
(1)Additions to insurance reserves include reserves from claims originating from the current year of $813.7 million, $512.3 million and $333.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additions to insurance reserves also include $561.2 million for the year ended December 31, 2022 for adverse changes in estimates resulting from new developments in claims originating from prior years. Additions also include adjustments related to the Commutation Transaction of $4.0 million and $247.4 million for the years ended December 31, 2023 and 2022, respectively, and $4.0 million of reinsurance recoverable for the year ended December 31, 2022. See below for more details of the "Commutation of the Reinsurance Agreement".
(2)Deductions include losses paid of $447.1 million, $580.4 million and $552.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Deductions also include $3.1 million and $11.4 million for the year ended December 31, 2024 and 2023, respectively, for favorable changes in estimates resulting from new developments in claims originating from prior years and a reinsurance recoverable at the beginning of the period of $4.0 million and $245.2 million for the years ended December 2023 and 2022, respectively.
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
Other Income (Expense), Net
The following table sets forth the primary components of other income (expense), net as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income	$166,304	$145,728	$47,142
Gain (loss) on sale of securities, net	(140)	(243)	(287)
Foreign currency exchange gains (losses), net	(7,244)	3,657	(4,387)
Sublease income	3,527	4,849	11,591
Gain on equity method investment(1)	—	12,926	—
Impairment charges(2)	—	—	(135,714)
Other, net(3)	10,736	3,206	(18,333)
Other income (expense), net	$173,183	$170,123	$(99,988)
_______________
(1)In the quarter ended June 30, 2023, the Company received investments in a non-marketable equity security in a privately held company. Refer to Note 16 “Variable Interest Entities” for more information on this transaction.
(2)In the third quarter of 2022, the Company impaired the entire amount of a non-marketable equity investment in addition to other assets with the investee. This impairment was triggered due to the announced winding down of the equity investee. Refer to Note 7 “Fair Value Measurements” for additional details.
(3)In the quarter ended September 30, 2024, the Company recorded a gain of $3.2 million in other income (expense), net related to a change in fair value of a non-marketable equity security. In the quarter ended March 31, 2024, the Company recorded a gain on extinguishment of $5.1 million in other income (expense), net related to the repurchase of the 2025 Notes. Refer to Note 11 "Debt" for more information on this transaction.
 9.    Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 59 locations as of December 31, 2024. These leases are classified as operating leases. As of December 31, 2024, the remaining lease terms vary from approximately one month to ten years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. Any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
In the fourth quarter of 2024, the Company amended the lease for its San Francisco headquarters, to terminate certain suites and extend the term of other suites to 2034. As a result of terminating certain suites, a $29.6 million gain was recognized within general and administrative expenses as the right-of-use asset associated with a portion of this lease was previously impaired in 2022 and 2023 as part of restructuring, and the extinguishment of the remaining lease liability resulted in the recorded gain.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the consolidated balance sheets. As of December 31, 2024, the remaining lease terms vary between one month to four years. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	December 31, 2024	December 31, 2023
Operating Leases
Assets
Operating lease right-of-use assets(1)	$148,397	$98,202
Liabilities
Operating lease liabilities, current(1)	$25,192	$42,556
Operating lease liabilities, non-current(1)	152,074	134,102
Total operating lease liabilities	$177,266	$176,658

Finance Leases
Assets
Finance lease right-of-use assets(2)	$79,704	$80,933
Liabilities
Finance lease liabilities, current(3)	$31,268	$25,193
Finance lease liabilities, non-current(4)	54,351	61,321
Total finance lease liabilities	$85,619	$86,514

Weighted-average remaining lease term (years)
Operating leases	7.7	4.5
Finance leases	2.6	3.4
Weighted-average discount rate
Operating leases	6.6%	6.7%
Finance leases	6.4%	6.7%
_______________
(1)In the fourth quarter of 2024, the Company recognized a $29.6 million gain in general and administrative expense as a result of a lease termination. The right-of-use asset associated with the portion of this lease was previously impaired in 2022 and 2023 as part of restructuring, and the extinguishment of the remaining lease liability resulted in the recorded gain.
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases (in thousands):

	Year Ended December 31,
	2024	2023
Operating Leases
Operating lease cost	$38,056	$40,450

Finance Leases
Amortization of right-of-use assets	29,565	19,847
Interest on lease liabilities	5,782	3,449

Other Lease Costs
Short-term lease cost	3,380	3,749
Variable lease cost (1)	9,867	10,270
Total lease cost	$86,650	$77,765
_______________
(1)Consists primarily of common-area maintenance, taxes and utilities for real estate leases, and certain vehicle related charges under the Flexdrive program.
Sublease income was $3.5 million for the year ended December 31, 2024 and $4.8 million for the year ended December 31, 2023. Sublease income is included within other income, net on the consolidated statement of operations. The related lease expense for these leases is included within costs and expenses on the consolidated statement of operations.
The Company committed to a plan of termination which included restructuring charges related to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred charges related to real estate operating right-of-use assets of $13.0 million and $55.3 million during the years ended December 31, 2023 and 2022, respectively. There was no such charge during the year ended December 31, 2024. Refer to Note 15 “Restructuring” to the consolidated financial statements for information regarding this transaction.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$60,479	$59,318
Operating cash flows from finance leases	5,312	3,558
Financing cash flows from finance leases	46,748	43,466

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the consolidated balance sheet as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases	Total Leases
2025	$35,270	$35,289	$70,559
2026	33,955	32,817	66,772
2027	30,037	16,318	46,355
2028	25,305	9,797	35,102
2029	24,832	—	24,832
Thereafter	78,598	—	78,598
Total minimum lease payments	227,997	94,221	322,218
Less: amount of lease payments representing interest	(50,731)	(8,602)	(59,333)
Present value of future lease payments	177,266	85,619	262,885
Less: current obligations under leases	(25,192)	(31,268)	(56,460)
Long-term lease obligations	$152,074	$54,351	$206,425
Future lease payments receivable in car rental transactions under the Flexdrive Program are not material since the lease term is less than a month.
 10.     Commitments and Contingencies
Noncancellable Purchase Commitments
The Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of December 31, 2024, the Company has made payments of $350.6 million under the amended arrangement.
In May 2019, the Company entered into a noncancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. The parties modified the commitment amounts and timing in April 2023 to reduce the Company’s payment obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024. As of December 31, 2024, the Company has made payments totaling $33.6 million and capital equipment investments totaling $64.7 million under the arrangement.
As of December 31, 2024, the future minimum payments under the Company’s noncancellable purchase commitments, which are inclusive of the arrangements mentioned above, were as follows (in thousands):

2025	$10,229
2026	89,396
2027	9,711
2028	—
2029	—
Thereafter	—
Total future minimum payments	$109,336
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. None of the outstanding letters of credit are collateralized by cash. As of December 31, 2024 and 2023, the Company had letters of credit outstanding of $72.6 million and $60.2 million, respectively.

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
Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, and regulatory and governmental inquiries and investigations, and in some situations has received subpoenas and requests for documents and information, in the ordinary course of business, including drivers, riders, renters, third parties and governmental entities (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, antitrust, competition, its acquisitions, securities issuances or business practices, or public disclosures about the Company or the Company's business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to allegations of accidents or other trust and safety incidents involving drivers or riders using the Lyft Platform.
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
In 2021, a group of petitioners led by labor union SEIU filed a separate lawsuit in a California court against the State of California alleging that Proposition 22 is unconstitutional under the California Constitution. Protect App-Based Drivers & Services

(PADS) — the coalition that established and operated the official ballot measure committee that successfully advocated for the passage of Proposition 22 — intervened in the lawsuit. In August 2021, the trial court issued an order finding that Proposition 22 is unenforceable, but in March 2023, the California Court of Appeal reversed that decision and upheld Proposition 22, while severing two provisions that relate to future amendments of the measure. On July 25, 2024, the California Supreme Court affirmed the decision of the Court of Appeal and unanimously upheld Proposition 22.
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
Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. Trial took place from May 13, 2024 to June 3, 2024. On June 27, 2024, the parties reached a resolution to dismiss the litigation with prejudice and Massachusetts drivers have begun receiving new benefits and maintained their flexibility as independent contractors. The amount accrued for these matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2024.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. On August 2, 2024, the NJDOL issued a revised assessment, which is based upon a different methodology. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. The Company filed a petition to challenge the assessment, and is awaiting a hearing. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2024.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2024.
In June 2022, the California Employment Development Department ("EDD") opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2018 to 2020. The EDD issued an assessment on June 9, 2023 and subsequently issued an updated assessment on June 27, 2023. The Company filed a petition to challenge the assessment, and is in discussions with the EDD regarding resolution. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2024.
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
The Company is currently engaged in an ongoing dispute with the City and County of San Francisco (“San Francisco”) regarding the application of gross receipts taxes to rideshare. On December 20, 2024, the Company filed suit against San Francisco and San Francisco’s Office of the Treasurer and Tax Collector seeking refund of approximately $100 million in payroll expense tax, gross receipts tax, homelessness gross receipts tax, penalties, and interest for the 2019 through 2023 tax years. The outcome of this matter is uncertain.
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
Other Class Actions and Consumer Matters
From time to time, the Company becomes involved in putative class actions, investigations, and other matters alleging violations of consumer protection, civil rights, and other laws; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act, or the ADA, among others. In July 2024, the Company went to trial in federal court in New York to defend against a class action alleging ADA and New York law violations with respect to the Company's wheelchair accessible vehicle ("WAV") offerings, seeking injunctive and other relief, in Lowell v. Lyft, Inc. On September 30, 2024, the district court ruled that plaintiffs failed to sustain their burden of proof that the modifications they proposed at trial would result in nationwide WAV service. The district court dismissed the suit and entered judgment in favor of the Company. The plaintiffs filed a notice of appeal on October 29, 2024, and the appeal is now pending before the Second Circuit Court of Appeal. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
The Federal Trade Commission (“FTC”) alleged violations of Section 5 of the FTC Act in connection with certain advertising claims to drivers. The Company reached a settlement with the government to resolve this matter, which was approved by a court on November 1, 2024.
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders or renters using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers, riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened claim that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of multiple plaintiffs are currently pending. Other legal proceedings related to accidents, alleged sexual assault or harassment, or other safety incidents are pending in various jurisdictions and may similarly proceed to trial or final adjudication. Regardless of the outcome of these or other matters, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. Although the Company intends to vigorously defend against these lawsuits, its chances of success on the merits are still uncertain as these matters are at various stages of litigation and present a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable.

Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions were filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the registration statement relating to the Company’s initial public offering (“IPO”) alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. All of these matters are now resolved except for the derivative actions, which were consolidated into one action in federal court in California. A proposed settlement was filed in the derivative action on July 23, 2024, and the court granted preliminary approval on October 16, 2024. A hearing on final settlement approval was held on February 6, 2025, and the matter remains pending before the court.
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
On March 5, 2024, a putative class action, captioned Chen v. Lyft, Inc., et al., was filed against the Company, our principal executive officer, and principal financial officer, in the United States District Court for the Northern District of California. The putative class action alleges violations of the federal securities laws relating to the Clerical Error. On September 13, 2024, the Company filed a motion to dismiss the complaint. After a hearing on January 14, 2025, the court entered an order dismissing the complaint without prejudice on January 16, 2025. The plaintiff had until February 6, 2025 to file an amended complaint but did not do so.
Although the Company believes the consolidated derivative action and putative class action are without merit and intends to vigorously defend against them, its chances of success on the merits are still uncertain and these matters present a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable and such accruals are recorded within accrued and other current liabilities on the consolidated balance sheets.
 11.    Debt
Outstanding debt obligations as of December 31, 2024 and 2023 were as follows (in thousands):

	Maturities	Interest Rates as of December 31, 2024	December 31, 2024	December 31, 2023
Convertible senior notes due 2025 (the "2025 Notes")	May 2025	1.50%	$390,175	$743,486
Convertible senior notes due 2029 (the "2029 Notes")	March 2029	0.625%	450,081	—
Non-revolving Loan	2026	7.61% - 7.61%	510	3,115
Master Vehicle Loan	2025 - 2027	3.85% - 7.10%	154,281	118,559
Total long-term debt, including current maturities			$995,047	$865,160
Less: Convertible senior notes, current (1)			390,175	—
Less: Long-term debt, current (2)			38,904	25,798
Total long-term debt			$565,968	$839,362
_______________
(1)This balance is included within convertible senior notes, current on the consolidated balance sheets.
(2)This balance is included within accrued and other current liabilities on the consolidated balance sheets and is primarily related to vehicles.
The following table sets forth the primary components of interest expense as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense related to the 2025 Notes and 2029 Notes	$9,181	$11,212	$11,212
Amortization of debt discount and issuance costs related to the 2025 Notes and 2029 Notes (1)	3,737	2,877	2,928
Vehicle loans and other interest expense	16,003	12,134	5,595
Interest expense	$28,921	$26,223	$19,735
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
None of these conditions were met prior to February 15, 2025.
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
In February 2024, the Company, through privately negotiated agreements in connection with the issuance of the 2029 Notes (as defined below), repurchased approximately $356.8 million in aggregate principal amount of 2025 Notes for an aggregate repurchase price of approximately $350.0 million. The Company recognized this repurchase as an extinguishment of debt and recorded a gain on extinguishment of $5.1 million in other income (expense), net on the consolidated statement of operations.
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
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of December 31, 2024, the unamortized debt discount and debt issuance cost of the 2025 Notes was $0.5 million on the consolidated balance sheets. The effective interest rate during the year ended December 31, 2024 was 1.9%.
During the year ended December 31, 2024, the 2025 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on December 31, 2024, the if-converted value of the 2025 Notes was $131.3 million, which would not exceed the outstanding principal amount.
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

Debt issuance costs related to the 2029 Notes totaled $11.8 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of December 31, 2024, the unamortized debt discount and debt issuance cost of the 2029 Notes was $9.9 million on the consolidated balance sheets. The effective interest rate during the year ended December 31, 2024 was 1.16%.
During the year ended December 31, 2024, the 2029 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on December 31, 2024, the if-converted value of the 2029 Notes was $281.5 million, which would not exceed the outstanding principal amount.
The net carrying amounts of the Notes were as follows (in thousands):

2025 Notes	December 31, 2024	December 31, 2023
Principal	$390,719	$747,498
Unamortized debt discount and debt issuance costs	(544)	(4,012)
Net carrying amount of liability component	$390,175	$743,486

2029 Notes
Principal	$460,000	$—
Unamortized debt discount and debt issuance costs	(9,919)	—
Net carrying amount of liability component	$450,081	$—
As of December 31, 2024, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes and the 2029 Notes were approximately $385.5 million and $440.9 million, respectively. The estimated fair value of the Notes were determined based on a market approach which was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.
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
Non-revolving Loan
Following the acquisition of Flexdrive by the Company on February 7, 2020, Flexdrive remained responsible for its obligations under a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. On September 12, 2024, the Non-revolving Loan was amended, extending the Company's ability to draw through September 30, 2025. As amended to date, the Non-revolving Loan provides for a borrowing capacity of $50.0 million, though Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan. As December 31, 2024, a total of $5.2 million had been drawn under the Non-revolving Loan and $44.8 million is remaining under the facility.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of December 31, 2024, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of December 31, 2024, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $0.5 million and $154.5 million, respectively, as of December 31, 2024 and $1.6 million and $121.2 million, respectively, as of December 31, 2023 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. During the year ended December 31, 2024, the Company made repayments of $84.1 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of December 31, 2024 were as follows (in thousands):

2025	$429,079
2026	61,623
2027	54,264
2028	—
2029	450,081
Thereafter	—
Total long-term debt outstanding	$995,047
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
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of December 31, 2024, the Company was in compliance with all covenants of the VPA. As of December 31, 2024, the outstanding borrowings from the interim financing under the VPA was $1.8 million which is included within accrued and other current liabilities on the consolidated balance sheets.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider’s performance for any amount borrowed under the revolving credit facility. As of December 31, 2024, there was a $1.2 million exposure to loss under the terms of the guarantee.
Revolving Credit Facility & Other Financings
On November 3, 2022, Lyft, Inc. entered into a revolving credit agreement (the “Revolving Credit Agreement”) by and among the Company, as the borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto from time to time. The Company amended the Revolving Credit Agreement on December 12, 2023, and on February 21, 2024, entered into Amendment No. 2 to Revolving Credit Agreement to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage, which allows the Company to subtract the lesser of (i)(x) to the extent free cash flow for the most recently ended trailing four quarters is greater than $100.0 million, $300.0 million and (y) otherwise, $200.0 million and (ii) the amount of unrestricted cash and cash equivalents (as defined in Amendment No. 2 to the Revolving Credit Agreement) on its consolidated balance sheets as of the calculation date and (b) permit the Company to repurchase up to a specified amount of the Company’s common stock with the proceeds of a convertible note offering.
The Revolving Credit Agreement provides the Company with a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $420.0 million that matures on November 3, 2027. The Company’s Liquidity (as defined in the Revolving Credit Agreement) minus the aggregate principal amount of the Company’s 2025 Convertible Notes (as defined in the Revolving Credit Agreement) outstanding was not less than $1.25 billion as of February 13, 2025. As such, the Revolving Credit Facility did not mature on such date based on the terms of the Revolving Credit Agreement. Subject to certain conditions precedent, the Revolving Credit Agreement also grants the Company the option to increase the commitment under the Revolving Credit Facility by or obtain incremental term loans in an aggregate principal amount of up to $300.0 million, plus, after June 30, 2024, an unlimited amount so long as the senior secured leverage ratio does not exceed 2.50:1.00. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit.
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
As of December 31, 2024, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
As of December 31, 2024, there were no other balances outstanding.
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
Common Stock Repurchase
In connection with the issuance of the 2029 Notes in February 2024, the Company repurchased 3,142,678 shares of its Class A common stock from investors in privately negotiated transactions for an aggregate repurchase price of approximately $50.0 million. The shares were repurchased at fair value and the entire repurchase price was allocated to the repurchase of the shares. The par value of the shares retired is charged against common stock and the remaining repurchase price is allocated to additional paid-in capital on the consolidated balance sheets. The Company retired the shares upon repurchase.
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
2018 Equity Incentive Plan
In June 2018, the board of directors and the stockholders of the Company adopted the 2018 Plan, which serves as the successor to the 2008 Plan and provides for the grant of stock options, stock appreciation rights, restricted stock, and RSUs to employees and consultants of the Company and its subsidiaries and non-employee directors of the Company. A total of 75,504,222 shares of the Company’s common stock initially was reserved for issuance under the 2018 Plan, which was increased in June 2018 by an additional 11,836,692 shares. In addition, the shares reserved for issuance under the 2018 Plan also will include any shares subject to stock options, RSUs or similar awards granted under its 2008 Plan that, after the date the Company’s board of directors initially approved its 2018 Plan, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to its 2018 Plan from its 2008 Plan is 75,504,222 shares). Under the 2018 Plan, RSUs granted to newly hired employees typically vest 25% on the first Company-

established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period for purposes of the service condition. The maximum term for RSUs granted under the 2018 Plan might not exceed seven years from the date of grant. In March 2019, this plan was superseded by the 2019 Equity Incentive Plan (the 2019 Plan) and all reserved shares under the 2018 Plan were transferred to the 2019 Plan.
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
The number of shares available for issuance under the 2019 Plan will be increased on January 1 of each year, beginning on January 1, 2020, in an amount equal to the least of (i) 35,000,000 shares, (ii) five percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the administrator. As of December 31, 2023, an additional 67,071,304 shares of Class A common stock were reserved for issuance under the 2019 Plan. On January 1, 2024, an additional 19,990,283 shares of Class A common stock were reserved for issuance under the 2019 Plan.
The following table summarizes the Company’s shares of common stock reserved for issuance as of December 31, 2024 (in thousands):

RSUs outstanding under the 2008 Plan, the 2018 Plan, and the 2019 Plan	26,194
Remaining shares available for future issuance under the 2019 ESPP Plan and the 2019 Plan	65,138
The Company recorded stock-based compensation expense on the consolidated statements of operations for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$24,895	$30,170	$44,132
Operations and support	8,397	15,468	25,442
Research and development	117,833	214,160	391,983
Sales and marketing	17,286	29,682	49,867
General and administrative	162,510	195,053	239,343
Total stock-based compensation expense	$330,921	$484,533	$750,767
Restricted Stock Units
The summary of restricted stock unit (“RSU”) activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2023	30,091	$9.40	$449,994
Granted	21,595	15.10
Vested	(22,011)	12.71
Canceled	(3,481)	14.48
Nonvested units as of December 31, 2024	26,194	$10.67	$336,282
Expected to vest as of December 31, 2024	25,688		$331,378

Included in the grants for the year ended December 31, 2024 are 2,407,975 shares of PSUs. These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized beginning on the grant date over the requisite service periods of each individual tranche.
All PSUs are subject to a continuous service condition in addition to certain performance criteria.
The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $337.4 million, $290.5 million and $354.3 million, respectively. In connection with RSUs that vested in the year ended December 31, 2024, the Company withheld 2,528,016 shares and remitted cash payments of $40.3 million on behalf of the RSU holders to the relevant tax authorities. In connection with RSUs that vested in the year ended December 31, 2023, the Company withheld 295,948 shares and remitted cash payments of $3.0 million on behalf of the RSU holders to the relevant tax authorities. In connection with RSUs that vested in the year ended December 31, 2022, the Company withheld 358,330 shares and remitted cash payments of $6.7 million on behalf of the RSU holders to the relevant tax authorities.
In November 2024, the Company’s board of directors approved the transition to the net settlement method as the Company’s withholding method for RSUs. Prior to this, the Company’s withholding method was the sell-to-cover method with the exception of RSUs held by officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, for which the tax withholding method was the net settlement method.
As of December 31, 2024, the total unrecognized compensation cost was $160.4 million related to all unvested awards. The Company expects to recognize this expense over the remaining weighted-average period of approximately 1.0 year. The Company recognizes compensation expense on the RSUs granted prior to the effectiveness of its IPO registration statement on March 28, 2019 using the accelerated attribution method. All RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods. The Company recognizes compensation expense for PSUs using the accelerated attribution method over the requisite service period of each individual tranche.
The summary of stock option activity is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of December 31, 2023	780	$4.63	1.0	$8,079
Exercises	(780)	4.63
Forfeitures	—	—
Cancellations	—	—
Balance as of December 31, 2024	—	$—	—	$—
There were no stock options granted during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, no options remained outstanding.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $8.3 million, $1.0 million and $2.9 million, respectively. The aggregate intrinsic value disclosed in the above table is based on the difference between the original exercise price of the stock option and the fair value of the Company’s common stock of $14.99 per share as of December 31, 2023.
As of December 31, 2024, there are no remaining unrecognized compensation costs related to stock options.
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

A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2023, 13,414,259 additional shares of Class A common stock were reserved for issuance under the ESPP. On January 1, 2024, an additional 3,998,056 shares of Class A common stock were reserved for issuance under the ESPP. As of December 31, 2024, 6,230,976 shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP automatically increases on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7,000,000 shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.
 13.     Income Taxes
The components of the provision for (benefit from) income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$61,371	$(348,050)	$(1,600,323)
Foreign	(36,021)	16,346	21,684
Income (loss) before income taxes	$25,350	$(331,704)	$(1,578,639)
The provision for (benefit from) income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision
Federal	$—	$—	$—
State	10,438	3,762	1,256
Foreign	(5,996)	7,239	4,240
Total current	$4,442	$11,001	$5,496

Deferred provision
Federal	481	481	481
State	427	(337)	1,256
Foreign	(2,784)	(2,529)	(1,361)
Total deferred	(1,876)	(2,385)	376
Total provision for (benefit from) income taxes	$2,566	$8,616	$5,872
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Provision at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	29.2	9.7	2.1
Permanent tax adjustments	10.3	(1.1)	(0.4)
Nondeductible expenses	54.4	(8.3)	(0.7)
Stock-based compensation	(65.6)	(15.1)	(4.9)
Executive compensation	63.0	(2.4)	—
Change in valuation allowance	(101.5)	(2.5)	(17.1)
Impact of foreign operations	(4.7)	(0.4)	0.1
Deferred adjustments	—	(3.2)	—
Other adjustments	4.0	(0.3)	(0.5)
Effective income tax rate	10.1%	(2.6)%	(0.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,975,436	$2,084,523
Insurance reserves and accruals	382,532	314,526
Stock-based compensation	16,837	12,091
Research capitalization	288,464	240,354
Accrued legal settlement/fees	92,975	87,310
Lease liability	73,356	73,497
Accrued and other liabilities	47,233	39,576
Capital losses	64	34,965
Other assets	—	415
Total deferred tax assets	2,876,897	2,887,257
Less: Valuation allowance	(2,690,489)	(2,715,841)
Deferred tax assets, net of valuation allowance	186,408	171,416
Deferred tax liabilities:
State income taxes	(132,126)	(133,859)
Operating lease right of use assets	(63,632)	(50,004)
Other liabilities	(427)	—
Total deferred tax liabilities	(196,185)	(183,863)
Net deferred tax assets (liabilities)	$(9,777)	$(12,447)
A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,715,841	$2,706,982	$2,408,647
Net changes in deferred tax assets and liabilities	(25,352)	8,859	298,335
Ending balance	$2,690,489	$2,715,841	$2,706,982
The valuation allowance decreased by $25.4 million for the year ended December 31, 2024, compared to the increase of $8.9 million for the year ended December 31, 2023. The Company believes that, based on a number of factors including its history of net losses, the available objective evidence creates sufficient uncertainty regarding the realizability of its U.S. deferred tax assets such that a valuation allowance has been recorded.
Based on the Company’s assessment of current and anticipated future earnings, it is a reasonable possibility that sufficient positive evidence of sustained U.S. profitability may become available in the foreseeable future to reach a conclusion that the U.S. valuation allowance will no longer be needed. The timing and amount of the valuation allowance release could vary based on the level of profitability that the Company is actually able to achieve.
As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of approximately $7.2 billion and $6.2 billion, respectively.
The federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2035 and will continue to expire through 2037, while federal net operating loss carryforwards generated in 2018 or later do not expire. The state net operating loss carryovers will begin to expire in 2025 and will continue to expire at various times depending upon individual state carryforward rules. Utilization of the net operating loss carryforwards are subject to various limitations including the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.
The Company is subject to taxation in the United States and various foreign jurisdictions. All net operating losses generated to date are subject to adjustment for U.S. federal and state income tax purposes. Additionally, all tax years remain open to examination as of December 31, 2024 with the exception of tax years beginning before 2020 in Canada and 2023 in the United Kingdom.

The Company has not provided foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2024, 2023, and 2022, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place by the 2017 Tax Act.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2024, 2023 and 2022.
 14.    Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For diluted net income (loss) per share attributable to common stockholders, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable. For purposes of this calculation, stock options, RSUs, PSUs, the 2029 Notes, the 2025 Notes, and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders when including them has an anti-dilutive effect. Basic and diluted net income (loss) per share attributable to common stockholders are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income (loss) attributable to common stockholders, basic and diluted	$22,784	$(340,320)	$(1,584,511)

Denominator
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	409,181	385,335	354,731
Effect of potentially dilutive common stock equivalents	4,470	—	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	413,651	385,335	354,731

Basic net income (loss) per share attributable to common stockholders	$0.06	$(0.88)	$(4.47)
Diluted net income (loss) per share attributable to common stockholders	$0.06	$(0.88)	$(4.47)

The following potentially dilutive outstanding shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of December 31,
	2024	2023	2022
Restricted stock units	1,407	15,538	20,542
Performance based restricted stock units	14,188	14,553	1,773
2029 Notes(1)	21,821	—	—
2025 Notes(1)	10,178	19,471	19,471
ESPP	1,024	111	307
Stock options	—	780	993
Total	48,618	50,453	43,086
_______________
(1)In connection with the issuance of the Notes, the Company entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to reduce the potential dilution to the Company's Class A common stock (or, in the event a conversion of the Notes are settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the Notes the Company's Class A common stock price exceeds the conversion price of the Notes. Refer to Note 11 “Debt” to the consolidated financial statements for further information.
 15.    Restructuring
September 2024 Restructuring Plan
In September 2024, the Company announced a restructuring plan related to its bikes and scooters transportation mode as part of its efforts to align strategic priorities and reduce operating costs. The plan involved the disposal of certain types of bikes and scooters and the termination of approximately 1% of the Company's employees. As a result of the restructuring plan, in the year ended December 31, 2024, the Company recorded $14.1 million in fixed asset disposals, $11.1 million in other current assets disposals and other costs, $10.6 million in accelerated depreciation of fixed assets and $1.8 million in employee severance and other employee costs. As a result of the above, the Company incurred restructuring charges of $37.6 million in the year ended December 31, 2024. The restructuring plan has been completed as of the year ended December 31, 2024.
The following table summarizes the above restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded in the year ended December 31, 2024 (in thousands):

	Severance and Other Employee Costs	Fixed Asset Disposals	Other Current Assets Disposals and Other Costs	Accelerated Depreciation	Total
Cost of revenue	$—	$14,090	$10,988	$9,957	$35,035
Operation and support	498	—	—	—	498
Research and development	1,009	—	—	172	1,181
Sales and marketing	187	—	—	—	187
General and administrative	120	—	63	485	668
Total	$1,814	$14,090	$11,051	$10,614	$37,569
April 2023 Restructuring Plan
In April 2023, the Company announced a restructuring plan as part of its efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of the Company's employees. As a result of the restructuring plan, in the second quarter of 2023, the Company recorded $47.2 million in employee severance and other employee costs and $9.7 million in net stock-based compensation expense related to equity compensation for employees impacted by the plan of termination. The Company also recorded $6.3 million in impairment charges, fixed asset write-offs, accelerated depreciation and other costs to real estate operating lease right-of-use assets, which was primarily related to the cease use of certain facilities. As a result of the above, the Company incurred net restructuring charges of $63.3 million in the year ended December 31, 2023. The restructuring plan has been completed as of the year ended December 31, 2023.

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
In the first quarter of 2023, the Company finalized the exit of certain leases as part of the plan of termination and the Company completed a transaction for the divestiture of certain assets related to the Company’s first party vehicle services business. As a result, the Company recorded $10.5 million in impairment charges related to the cease use of certain facilities to real estate operating lease right-of-use assets and other costs, which included $9.1 million of future payments associated with exiting certain facilities. The Company also incurred employee related charges, which include employee severance, benefits and stock-based compensation in the first quarter of 2023. As a result of the above, the Company incurred net restructuring charges of $24.4 million in the year ended December 31, 2023. The restructuring plan has been completed as of the year ended December 31, 2023.
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
As of December 31, 2024, restructuring-related liabilities were immaterial. As of December 31, 2023, there were no restructuring-related liabilities. As of December 31, 2022, there were $1.6 million in restructuring-related liabilities.
 16.    Variable Interest Entities
VIEs Related to the Acquisition of PBSC
As part of its acquisition of PBSC, the Company acquired several joint ventures (“JVs”) which were deemed to be variable interest entities (“VIEs”) in accordance with ASC 810 Consolidation on the acquisition date. The Company determined that PBSC is the primary beneficiary of one of the acquired VIEs, in which it owns an 80% equity interest, as PBSC has the power to direct the majority of the activities of the VIE that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits. As PBSC is the primary beneficiary of the VIE, the assets, liabilities, non-controlling interest, revenues and operating results are included in the consolidated financial statements. Subsequent to the acquisition, PBSC entered into joint ventures deemed to be VIEs which were accounted for under the equity method which were immaterial.
The acquisition date fair value of the VIEs acquired as part of the PBSC acquisition was $22.2 million, which exceeded the carrying value and was recorded within other investments in the consolidated balance sheets.
Other than the VIE of which PBSC owns an 80% equity interest, the Company has determined that PBSC does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the consolidated statements of operations, and as an adjustment to its investment in VIEs in the consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.
The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, PBSC were to make which was immaterial as of December 31, 2024.
Other VIEs
During the second quarter of 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board of directors of such company. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity’s economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company’s ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company’s maximum exposure to the VIE. During the year ended December 31, 2024, there was no change in the Company's claim on the net assets of the investment and therefore, the Company did not recognize equity method gain or loss nor was there an impairment of the investment. During the year ended December 31, 2023, the Company recognized an immaterial amount of equity earnings and there was no impairment of the investment.

 17.     Subsequent Events
Share Repurchase Program
On February 6, 2025, the Company’s board of directors authorized a program for the repurchase of up to $500 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Securities Trading Plans of Directors and Officers
On November 22, 2024, Lisa Blackwood-Kapral, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 91,480 shares of Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 13, 2026, or earlier if all transactions under the trading arrangement are completed.
On November 22, 2024, Jill Beggs, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,716 shares of Class A common stock plus additional shares of our Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Beggs subsequent to the adoption of the trading arrangement and through November 20, 2025. The trading arrangement is intended to satisfy the affirmative defense in Rule

10b5-1(c). The duration of the trading arrangement is until December 5, 2025, or earlier if all transactions under the trading arrangement are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our directors, executive officers, audit committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-38846	3.1	5/14/2019

3.2	Amended and Restated Bylaws of Lyft, Inc.	8-K	001-38846	3.1	7/23/2024

4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-229996	4.1	3/18/2019

4.2	Description of Capital Stock.	10-K	001-38846	4.2	2/27/2023

4.3	Indenture, dated as of May 15, 2020, between Lyft, Inc. and U.S. Bank National Association, as trustee.	8-K	001-38846	4.1	5/15/2020

4.4	Form of 1.50% Convertible Senior Notes due 2025 (included in Exhibit 4.3).	8-K	001-38846	4.2	5/15/2020

4.5	Indenture, dated as of February 27, 2024, by and between Lyft, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-38846	4.1	2/28/2024

4.6	Form of 0.625% Convertible Senior Notes due 2029 (included in Exhibit 4.5).	8-K	001-38846	4.2	2/28/2024

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-229996	10.1	3/1/2019

10.2+	Lyft, Inc. 2019 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.2	3/18/2019

10.3+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.	10-Q	001-38846	10.1	11/12/2020

10.4+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements, as amended and restated as of July 18, 2022.	10-K	001-38846	10.4	2/27/2023

10.5+	Lyft, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.4	3/18/2019

10.6+	Lyft, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.5	3/18/2019

10.7+	Lyft, Inc. Executive Change in Control and Severance Plan, amended and restated on August 20, 2024.	10-Q	001-38846	10.4	11/7/2024

10.8+	Lyft, Inc. Outside Director Compensation Policy, amended on March 22, 2022.	10-Q	001-38846	10.1	5/10/2022

10.9+	Employment Letter Agreement between the registrant and David Risher, dated as of March 27, 2023.	8-K	001-38846	10.1	3/27/2023

10.10+	Transition Agreement between Lyft, Inc. and Logan Green, dated as of March 27, 2023.	8-K	001-38846	10.2	3/27/2023

10.11+	Transition Agreement between Lyft, Inc. and John Zimmer, dated as of March 27, 2023.	8-K	001-38846	10.3	3/27/2023

10.12+	Employment Letter Agreement between Lyft, Inc. and Erin Brewer, dated as of May 15, 2023.	10-Q	001-38846	10.2	8/09/2023

10.13+	Consulting Agreement between Lyft, Inc. and Kristin Sverchek, dated as of August 20, 2024.	10-Q	001-38846	10.1	11/07/2024

10.14+	Confidential Separation Agreement and General Release between Lyft, Inc. and Kristin Sverchek, dated as of July 22, 2024.	10-Q	001-38846	10.2	11/07/2024

10.15+	Employment Letter Agreement between the registrant and Lindsay Llewellyn, dated as of July 22, 2024.	10-Q	001-38846	10.3	11/07/2024

10.16(i)	Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of April 8, 2016 as amended on September 27, 2017, May 31, 2018, June 11, 2018 and September 24, 2018.	S-1/A	333-229996	10.14	3/18/2019

10.16(ii)	Fifth Amendment to Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of November 18, 2019.	10-K	001-38846	10.14(ii)	2/28/2020

10.16(iii)	Sixth Amendment to Office Lease between Lyft, Inc. and SPF China Basin Holdings, LLC, dated as of March 27, 2023.	10-Q	001-38846	10.5	5/08/2023

10.16(iv)	Seventh Amendment to Office Lease between Lyft, Inc. and SPF China Basin Holdings, LLC, dated as of December 18, 2024.

10.17	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	5/15/2020

10.18(i)	Revolving Credit Agreement, dated as of November 3, 2022, by and among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A, as the administrative agent.	8-K	001-38846	10.1	11/07/2022

10.18(ii)	Amendment No. 1 to Revolving Credit Agreement, dated as of December 12, 2023, by and among the Company, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders party thereto.	8-K	001-38846	10.1	12/14/2023

10.18(iii)	Amendment No. 2 to Revolving Credit Agreement, dated as of February 21, 2024, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders party thereto.	8-K	001-38846	10.1	2/21/2024

10.19	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	2/28/2024

19.1	Insider Trading Policy, as amended on February 2, 2023.

21.1	List of subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Executive Compensation Clawback Policy, as amended and restated as of October 2, 2023.	10-K	001-38846	97.1	2/20/2024

101
The following financial information from Lyft, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2024, 2023, and 2022; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2024, 2023, and 2022; (iii) Consolidated Balance Sheets as of December 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2024, 2023, and 2022; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2024, 2023, and 2022; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Lyft, Inc’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (included as Exhibit 101).
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

LYFT, INC.

Date: February 14, 2025	By:	/s/ John David Risher
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

Signature	Title	Date

/s/ John David Risher	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2025
John David Risher

/s/ Erin Brewer	Chief Financial Officer (Principal Financial Officer)	February 14, 2025
Erin Brewer
/s/ Lisa Blackwood-Kapral	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2025
Lisa Blackwood-Kapral
/s/ Logan Green	Chair	February 14, 2025
Logan Green
/s/ John Zimmer	Vice Chair	February 14, 2025
John Zimmer
/s/ Prashant (Sean) Aggarwal	Director	February 14, 2025
Prashant (Sean) Aggarwal
/s/ Jill Beggs	Director	February 14, 2025
Jill Beggs
/s/ Ariel Cohen	Director	February 14, 2025
Ariel Cohen
/s/ David Lawee	Director	February 14, 2025
David Lawee
/s/ David E. Stephenson	Director	February 14, 2025
David E. Stephenson
/s/ Betsey Stevenson	Director	February 14, 2025
Betsey Stevenson
/s/ Janey Whiteside	Director	February 14, 2025
Janey Whiteside