Form 10-Q
period 2025-03-31
Lyft, Inc.
filed 2025-05-09
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 5, 2025, the number of shares of the registrant’s Class A common stock outstanding was 412,105,246 and the number of shares of the registrant’s Class B common stock outstanding was 8,530,629.

Lyft, Inc.

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
•our expectations regarding our share repurchase program, including the timing of repurchases thereunder;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$985,494	$759,319
Short-term investments	1,168,501	1,225,124
Prepaid expenses and other current assets	969,915	966,090
Total current assets	3,123,910	2,950,533
Restricted cash and cash equivalents	261,400	186,721
Restricted investments	1,374,522	1,355,451
Other investments	42,118	42,516
Property and equipment, net	415,099	444,864
Operating lease right of use assets	146,272	148,397
Intangible assets, net	39,342	42,776
Goodwill	251,476	251,376
Other assets	13,859	12,435
Total assets	$5,667,998	$5,435,069
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$98,633	$97,704
Insurance reserves	1,823,535	1,701,393
Accrued and other current liabilities	1,735,315	1,666,278
Operating lease liabilities, current	24,920	25,192
Convertible senior notes, current	390,537	390,175
Total current liabilities	4,072,940	3,880,742
Operating lease liabilities	147,972	152,074
Long-term debt, net of current portion	549,878	565,968
Other liabilities	59,093	69,269
Total liabilities	4,829,883	4,668,053
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 18,000,000 Class A shares authorized as of March 31, 2025 and December 31, 2024; 411,817 and 409,474 Class A shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively; 100,000 Class B shares authorized as of March 31, 2025 and December 31, 2024; 8,531 and 8,531 Class B shares issued and outstanding, as of March 31, 2025 and December 31, 2024	4	4
Additional paid-in capital	11,104,110	11,035,246
Accumulated other comprehensive loss	(10,435)	(10,103)
Accumulated deficit	(10,255,564)	(10,258,131)
Total stockholders’ equity	838,115	767,016
Total liabilities and stockholders’ equity	$5,667,998	$5,435,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$1,450,172	$1,277,201
Costs and expenses
Cost of revenue	862,874	755,362
Operations and support	106,335	103,042
Research and development	112,495	100,023
Sales and marketing	182,017	145,472
General and administrative	215,300	236,253
Total costs and expenses	1,479,021	1,340,152
Loss from operations	(28,849)	(62,951)
Interest expense	(6,150)	(7,048)
Other income (expense), net	40,917	41,057
Income (loss) before income taxes	5,918	(28,942)
Provision for (benefit from) income taxes	3,351	2,593
Net income (loss)	$2,567	$(31,535)
Net income (loss) per share attributable to common stockholders
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	419,047	401,553
Diluted	424,024	401,553
Stock-based compensation included in costs and expenses:
Cost of revenue	$7,455	$6,016
Operations and support	2,652	2,094
Research and development	38,263	29,832
Sales and marketing	5,075	4,204
General and administrative	39,713	37,952
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net income (loss)	$2,567	$(31,535)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	103	507
Unrealized loss on marketable securities	(435)	(1,831)
Other comprehensive loss	(332)	(1,324)
Comprehensive income (loss)	$2,235	$(32,859)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	418,005	$4	$11,035,246	$(10,258,131)	$(10,103)	$767,016
Issuance of common stock upon settlement of restricted stock units	4,157	—	—	—	—	—
Shares withheld related to net share settlement	(1,814)	—	(24,294)	—	—	(24,294)
Stock-based compensation	—	—	93,158	—	—	93,158
Other comprehensive loss	—	—	—	—	(332)	(332)
Net income	—	—	—	2,567	—	2,567
Balances as of March 31, 2025	420,348	$4	$11,104,110	$(10,255,564)	$(10,435)	$838,115

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2023	399,806	$4	$10,827,378	$(10,280,915)	$(4,949)	$541,518
Issuance of common stock upon exercise of stock options	257	—	1,924	—	—	1,924
Issuance of common stock upon settlement of restricted stock units	6,280	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(1,463)	—	—	(1,463)
Repurchase and retirement of common stock	(3,143)	—	(50,000)	—	—	(50,000)
Purchase of capped call	—	—	(47,886)	—	—	(47,886)
Stock-based compensation	—	—	80,098	—	—	80,098
Other comprehensive loss	—	—	—	—	(1,324)	(1,324)
Net loss	—	—	—	(31,535)	—	(31,535)
Balances as of March 31, 2024	403,118	$4	$10,810,051	$(10,312,450)	$(6,273)	$491,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net income (loss)	$2,567	$(31,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	33,572	32,408
Stock-based compensation	93,158	80,098
Amortization of premium on marketable securities	33	64
Accretion of discount on marketable securities	(21,482)	(20,872)
Amortization of debt discount and issuance costs	927	804
Gain on sale and disposal of assets, net	(371)	(4,336)
Other	(332)	2,114
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(9,027)	9,760
Operating lease right-of-use assets	5,497	7,055
Accounts payable	800	31,819
Insurance reserves	122,142	53,084
Accrued and other liabilities	67,496	8,486
Lease liabilities	(7,746)	(12,772)
Net cash provided by operating activities	287,234	156,177
Cash flows from investing activities
Purchases of marketable securities	(1,028,810)	(1,124,149)
Purchases of term deposits	—	(2,194)
Proceeds from sales of marketable securities	71,204	43,973
Proceeds from maturities of marketable securities	1,014,047	841,665
Proceeds from maturities of term deposits	2,194	3,539
Purchases of property and equipment and scooter fleet	(6,500)	(29,106)
Sales of property and equipment	13,523	24,181
Net cash provided by (used in) investing activities	65,658	(242,091)
Cash flows from financing activities
Repayment of loans	(16,492)	(20,572)
Proceeds from issuance of convertible senior notes	—	460,000
Payment of debt issuance costs	—	(11,888)
Purchase of capped call	—	(47,886)
Repurchase of Class A common stock	—	(50,000)
Payment for settlement of convertible senior notes due 2025	—	(350,000)
Proceeds from exercise of stock options and other common stock issuances	—	1,924
Taxes paid related to net share settlement of equity awards	(24,294)	(1,462)
Principal payments on finance lease obligations	(10,903)	(11,479)
Net cash used in financing activities	(51,689)	(31,363)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(349)	(528)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	300,854	(117,805)
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	946,040	771,786
End of period	$1,246,894	$653,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$985,494	$507,918
Restricted cash and cash equivalents	261,400	144,698
Restricted cash, included in prepaid expenses and other current assets	—	1,365
Total cash, cash equivalents and restricted cash and cash equivalents	$1,246,894	$653,981

Non-cash investing and financing activities
Financed vehicles acquired	$725	$88,350
Purchases of property and equipment and scooter fleet not yet settled	10,419	8,496
Right-of-use assets acquired under finance leases	1,336	11,956
Right-of-use assets acquired under operating leases	942	3,328
Remeasurement of finance and operating lease right of use assets	(509)	(3,659)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
 1. Description of Business and Basis of Presentation
Organization and Description of Business
Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with its headquarters in San Francisco, California. The Company operates multimodal transportation networks in the United States and Canada that offer access to a variety of transportation options through the Company’s platform and mobile-based applications. This network enables multiple modes of transportation including the facilitation of peer-to-peer ridesharing by connecting drivers who have a vehicle with riders who need a ride. Our robust technology platform (the "Lyft Platform") provides a marketplace where drivers can be matched with riders via the Lyft mobile application (the "Lyft App") where the Company operates as a transportation network company (“TNC”).
Transportation options through the Company’s platform and mobile-based applications are primarily comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in certain cities in Canada. Transportation options also include Lyft’s network of bikes and scooters (“Light Vehicles”) and the Express Drive program, where drivers can enter into short-term rental agreements with the Company’s wholly-owned and independently managed subsidiary, Flexdrive Services, LLC (“Flexdrive”), or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Company's platform, subscription fees, revenue from bikes and bike station hardware and software sales and revenue from arrangements to provide advertising services.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheets as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities consolidated under the variable interest entity model and have been prepared on the same basis as the annual audited consolidated financial statements. All intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on various factors and information which may include, but are not limited to, historical experience, where applicable, and on other assumptions that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates.
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

 2. Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Recent Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires companies to provide new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. Early adoption and retrospective application is permitted. Additionally, in January 2025, the FASB issued ASU 2025-01, “Clarifying the Effective Date” which clarifies that the guidance for ASU 2024-03 is to be adopted by all public entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, on a prospective basis. The Company is currently assessing the impact of adopting these standards on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. This amendment is effective for annual and interim reporting periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
 3. Revenue
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue from licensing and data access, subscription fees, bikes and bike station hardware and software sales and arrangements to provide advertising services to third parties. The Company also generates rental revenue from Flexdrive and its network of Light Vehicles, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).
Incentive Programs
The Company offers incentives to attract drivers, riders and Light Vehicle riders to use the Lyft Platform. Drivers generally receive cash incentives while riders and Light Vehicle riders generally receive free or discounted rides under such incentive programs. Incentives provided to drivers and Light Vehicle riders, the customers of the Company, are accounted for as a reduction of the transaction price. As the riders are not the Company’s customers, incentives provided to riders are generally recognized as sales and marketing expense.
For the three months ended March 31, 2025, in relation to the driver, rider and Light Vehicle rider incentive programs, the Company recorded $202.6 million as a reduction to revenue and $93.4 million as sales and marketing expense. For the three months ended March 31, 2024, in relation to the driver, rider and Light Vehicle riders incentive programs, the Company recorded $225.1 million as a reduction to revenue and $68.0 million as sales and marketing expense.

Disaggregation of Revenue
The table below presents the Company's revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue from contracts with customers (ASC 606)	$1,374,189	$1,209,737
Rental revenue (ASC 842)	75,983	67,464
Total revenue	$1,450,172	$1,277,201
The Company’s receivable balance, which consists primarily of amounts due from participants in the Company's enterprise programs and Light Vehicle partners, was $353.5 million and $347.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s allowance for credit losses was $11.8 million and $12.2 million as of March 31, 2025 and December 31, 2024, respectively.
 4. Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	March 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$348,269	$—	$—	$348,269
Money market deposit accounts	268,049	—	—	268,049
Certificates of deposit	201,366	139	(25)	201,480
Commercial paper	587,200	226	(396)	587,030
Corporate bonds	103,745	380	(13)	104,112
U.S. government and agency securities	320,670	201	(13)	320,858
Total unrestricted cash equivalents and short-term investments	1,829,299	946	(447)	1,829,798
Restricted Balances
Money market funds	13,400	—	—	13,400
Certificates of deposit	258,995	177	(29)	259,143
Commercial paper	881,205	211	(715)	880,701
Corporate bonds	27,559	15	(4)	27,570
U.S. government and agency securities	454,915	215	(22)	455,108
Total restricted cash equivalents and investments	1,636,074	618	(770)	1,635,922
Total unrestricted and restricted cash equivalents and investments	$3,465,373	$1,564	$(1,217)	$3,465,720
_______________
(1)Excludes $324.2 million of cash, which is included within the $2.2 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

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
_______________
(1)Excludes $132.5 million of cash, which is included within the $2.0 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
The Company’s investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The Company considered debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as short-term investments on the condensed consolidated balance sheets. No individual security incurred continuous unrealized losses for greater than 12 months.
Interest income earned by the Company on its available-for-sale debt securities included in other income (expense), net in the condensed consolidated statements of operations was $39.5 million and $38.6 million for the three months ended March 31, 2025 and 2024, respectively.
The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of March 31, 2025. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of March 31, 2025 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type (in thousands):

	March 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$42,245	$(55)	$—	$—	$42,245	$(55)
Corporate bonds	17,748	(6)	5,502	(11)	23,250	(17)
Commercial paper	230,241	(1,105)	—	—	230,241	(1,105)
U.S. government and agency securities	189,538	(33)	—	—	189,538	(33)
Total available-for-sale debt securities in an unrealized loss position	$479,772	$(1,199)	$5,502	$(11)	$485,274	$(1,210)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$99,144	$(386)	$—	$—	$99,144	$(386)
Corporate bonds	49,516	(12)	—	—	49,516	(12)
Commercial paper	241,805	(756)	—	—	241,805	(756)
U.S. government and agency securities	62,787	(13)	—	—	62,787	(13)
Total available-for-sale debt securities in an unrealized loss position	$453,252	$(1,167)	$—	$—	$453,252	$(1,167)
The following table classifies the Company’s available-for-sale debt securities by contractual maturities (in thousands):

	March 31, 2025	December 31, 2024
Due within one year	$2,467,374	$2,578,381
Due within one year to three years	75,649	—
Total	$2,543,023	$2,578,381

 5. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and short-term investments(1)
Money market funds	$348,269	$—	$—	$348,269
Certificates of deposit	—	201,480	—	201,480
Commercial paper	—	587,030	—	587,030
Corporate bonds	—	104,112	—	104,112
U.S. government and agency securities	—	320,858	—	320,858
Total unrestricted cash equivalents and short-term investments	348,269	1,213,480	—	1,561,749
Restricted cash equivalents and investments
Money market funds	13,400	—	—	13,400
Certificates of deposit	—	259,143	—	259,143
Commercial paper	—	880,701	—	880,701
Corporate bonds	—	27,570	—	27,570
U.S. government and agency securities	—	455,108	—	455,108
Total restricted cash equivalents and investments	13,400	1,622,522	—	1,635,922
Total financial assets	$361,669	$2,836,002	$—	$3,197,671
_______________
(1)$324.2 million of cash and $268.0 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.2 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and short-term investments(1)
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
_______________
(1)$132.5 million of cash and $304.7 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.0 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$2.2 million of term deposits is not subject to recurring fair value measurement and therefore excluded from this table. However, this balance is included within the $1.5 billion of restricted cash and cash equivalents and restricted short-term investments on the condensed consolidated balance sheets.
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
During the three months ended March 31, 2025, the Company did not make any transfers between the levels of the fair value hierarchy.
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
There were $9.1 million of financial instruments measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

 6. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	$383,960	$428,884
Enterprise and trade receivables, net	341,710	334,843
Other	244,245	202,363
Prepaid expenses and other current assets	$969,915	$966,090
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Insurance-related accruals	$793,077	$763,842
Legal and tax related accruals	309,039	333,979
Ride-related accruals	250,856	178,114
Insurance claims payable and related fees	51,299	58,135
Long-term debt, current(1)	39,449	38,904
Finance lease liabilities, current(2)	30,047	31,268
Other(2)	261,548	262,036
Accrued and other current liabilities	$1,735,315	$1,666,278
_______________
(1)Represents current portion of long-term debt primarily related to the Non-revolving Loan and Master Vehicle Loan. Refer to Note 9 "Debt" for more information.
(2)Certain balances previously presented in Other as of December 31, 2024 have been reclassified to Finance lease liabilities, current to conform to the current period presentation.
Insurance Reserves
Reinsurance of Certain Legacy Auto Liability Insurance
On February 19, 2025, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Loss Portfolio Transfer Reinsurance Agreement (the “Reinsurance Agreement”) with Riverstone International Insurance, Inc. (“Riverstone”), under which Riverstone reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of January 1, 2025, of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2020 to September 30, 2022, with an aggregate limit of $120.5 million, for a premium of $85.1 million (the “Reinsurance Transaction”). A substantial portion of the premium ceded is on a funds withheld basis, meaning that the premium withheld by PVIC is used to pay future reinsurance claims on RiverStone's behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance for an immaterial net reinsurance recoverable balance included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2025. In addition to the premium ceded to the reinsurer, the Company prepaid $8.4 million in interest related to the funds withheld. An immaterial amount of interest expense was recognized on the condensed consolidated statement of operations for the three months ended March 31, 2025. An immaterial loss was recognized on the condensed consolidated statement of operations for the three months ended March 31, 2025, in cost of revenue upon completion of the Reinsurance Transaction.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since a substantial portion of the premium of $85.1 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.

 7. Leases
Real Estate Operating Leases
The Company leases real estate property at approximately 58 locations as of March 31, 2025. These leases are classified as operating leases. As of March 31, 2025, the remaining lease terms vary from approximately three months to nine years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. The Company does not separate lease and non-lease components of these contracts and any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through its independently managed subsidiary, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of March 31, 2025, the remaining lease terms vary between one month to four years. The Company has elected to separate lease and non-lease components for vehicles. These leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	March 31, 2025	December 31, 2024
Operating Leases
Assets
Operating lease right-of-use assets	$146,272	$148,397
Liabilities
Operating lease liabilities, current	$24,920	$25,192
Operating lease liabilities, non-current	147,972	152,074
Total operating lease liabilities	$172,892	$177,266

Finance Leases
Assets
Finance lease right-of-use assets(1)	$70,265	$79,704
Liabilities
Finance lease liabilities, current(2)	$30,047	$31,268
Finance lease liabilities, non-current(3)	46,225	54,351
Total finance lease liabilities	$76,272	$85,619

Weighted-average remaining lease term (years)
Operating leases	7.4	7.7
Finance leases	2.4	2.6
Weighted-average discount rate
Operating leases	6.6%	6.6%
Finance leases	6.4%	6.4%
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating Leases
Operating lease cost	$8,416	$10,004

Finance Leases
Amortization of right-of-use assets	$7,892	$6,306
Interest on lease liabilities	1,301	1,346

Other Lease Costs
Short-term lease cost	$762	$945
Variable lease cost (1)	1,714	2,592
Total lease cost	$20,085	$21,193
_______________
(1)Consists primarily of common area maintenance and taxes and utilities for real estate leases.
Sublease income was immaterial for the three months ended March 31, 2025 and March 31, 2024. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within costs and expenses on the condensed consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,621	$15,391
Operating cash flows from finance leases	1,187	1,277
Financing cash flows from finance leases	10,903	11,479

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheets as of March 31, 2025 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2025	$25,556	$25,451	$51,007
2026	35,207	32,049	67,256
2027	30,911	16,329	47,240
2028	25,804	9,602	35,406
2029	24,864	—	24,864
Thereafter	78,606	—	78,606
Total minimum lease payments	220,948	83,431	304,379
Less: amount of lease payments representing interest	(48,056)	(7,159)	(55,215)
Present value of future lease payments	172,892	76,272	249,164
Less: current obligations under leases	(24,920)	(30,047)	(54,967)
Long-term lease obligations	$147,972	$46,225	$194,197
Future lease payments receivable in car rental transactions under the Flexdrive program are not material since the lease term is less than a month.
 8. Commitments and Contingencies
Noncancellable Purchase Commitments
The Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $350 million between February 2022 and January 2026, with a minimum amount of $80 million in each of the four contractual periods, on services with AWS. As of March 31, 2025, the Company has made payments of $379.0 million under the amended arrangement.
In May 2019, the Company entered into a noncancellable arrangement with the City of Chicago, with respect to the Divvy bike share program, under which the Company has an obligation to pay approximately $7.5 million per year to the City of Chicago through January 2028 and to spend a minimum of $50 million on capital equipment for the bike share program through January 2028. The parties modified the commitment amounts and timing in April 2023 to reduce the Company's payment obligation by $12 million and to supply a maximum of $12 million on capital equipment for the bike share program through 2024. As of March 31, 2025, the Company has made payments totaling $33.6 million and capital equipment investments totaling $66.1 million under the arrangements.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are issued under the Revolving Credit Facility (as defined below) and none are collateralized by cash. As of March 31, 2025 and December 31, 2024, the Company had letters of credit outstanding that reduced the available credit under the Revolving Credit Facility (as defined below) of $60.7 million and $72.6 million, respectively.
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
Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. Trial took place from May 13, 2024 to June 3, 2024. On June 27, 2024, the parties reached a resolution to dismiss the litigation with prejudice and Massachusetts drivers have begun receiving new benefits and maintained their flexibility as independent contractors. The amount accrued for these matters is recorded within accrued and other current liabilities on the consolidated balance sheets as of March 31, 2025.
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
Unemployment Insurance Assessment
The Company is involved in administrative audits with various state employment agencies, including audits related to driver classification, in Oregon, Wisconsin, Illinois, New York, Pennsylvania and New Jersey. The Company believes that drivers are properly classified as independent contractors and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain. The Company accrues for liabilities that may result from assessments by, or any negotiated agreements with, these employment agencies when a loss is probable and reasonably estimable, and the expense is recorded to general and administrative expenses.
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. On August 2, 2024, the NJDOL issued a revised assessment, which is based upon a different methodology. The assessment was calculated through April 30, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2017. The Company filed a petition to challenge the assessment, and a hearing has been scheduled to start in June 2025. The Company has also submitted payment for the principal revised amount of the assessment to stop interest from accruing on this amount. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheets as of March 31, 2025.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheets as of March 31, 2025.
In June 2022, the California Employment Development Department ("EDD") opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2018 to 2020. The EDD issued an assessment on June 9, 2023 and subsequently issued an updated assessment on June 27, 2023. The Company filed a petition to challenge the assessment. The Company and the EDD reached an agreement to resolve the assessment in March 2025. An accrual for this matter is reflected within accrued and other current liabilities on the consolidated balance sheets as of March 31, 2025.

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
Securities Litigation
Beginning in April 2019, multiple putative class actions and derivative actions were filed in state and federal courts against the Company, its directors, certain of its officers, and certain of the underwriters named in the registration statement relating to the Company’s initial public offering (“IPO”) alleging violation of securities laws, breach of fiduciary duties, and other causes of action in connection with the IPO. All of these matters are now resolved. In the derivative actions, which were consolidated into one action in federal court in California, a hearing on final settlement approval was held on February 6, 2025, and the court granted final approval on March 28, 2025.
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
On March 5, 2024, a putative class action, captioned Chen v. Lyft, Inc., et al., was filed against the Company, our principal executive officer, and principal financial officer, in the United States District Court for the Northern District of California. The putative class action alleges violations of the federal securities laws relating to the Clerical Error. On September 13, 2024, the Company filed a motion to dismiss the complaint. After a hearing on January 14, 2025, the court entered an order dismissing the complaint without prejudice on January 16, 2025. The plaintiff did not file an amended complaint or notice of appeal by the respective deadlines and this matter is closed.
The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable and such accruals are recorded within accrued and other current liabilities on the consolidated balance sheets.
 9. Debt
Outstanding debt obligations as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	Maturities	Interest Rates as of March 31, 2025	March 31, 2025	December 31, 2024
Convertible senior notes due 2025 (the "2025 Notes")	May 2025	1.50%	$390,537	$390,175
Convertible senior notes due 2029 (the "2029 Notes")	March 2029	0.625%	450,646	450,081
Non-revolving Loan	2026	7.61%	307	510
Master Vehicle Loan	2025 - 2028	5.10% - 7.10%	138,374	154,281
Total long-term debt, including current maturities			$979,864	$995,047
Less: Convertible senior notes, current (1)			390,537	390,175
Less: Long-term debt, current (2)			39,449	38,904
Total long-term debt			$549,878	$565,968
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
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense related to the 2025 Notes and 2029 Notes	$2,184	$2,613
Amortization of debt discount and issuance costs related to the 2025 Notes and 2029 Notes	927	804
Vehicle loans and other interest expense	3,039	3,631
Interest expense	$6,150	$7,048
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
The 2025 Notes were convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 15, 2025, only under the following circumstances:
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
None of these conditions were met prior to February 15, 2025. Accordingly, on or after February 15, 2025, the 2025 Notes are convertible at the option of the holder until the close of business on the second scheduled trading day immediately preceding the maturity date.
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
Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of March 31, 2025, the unamortized debt discount and debt issuance cost of the 2025 Notes was $0.2 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended March 31, 2025 was 1.9%.
Based on the last reported sale price of the Company's Class A common stock on March 31, 2025, the if-converted value of the 2025 Notes was $120.8 million, which would not exceed the outstanding principal amount.
The Company expects to settle the 2025 Notes with cash in the second quarter of 2025.
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
Debt issuance costs related to the 2029 Notes totaled $11.8 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of March 31, 2025, the unamortized debt discount and debt issuance cost of the 2029 Notes was $9.4 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended March 31, 2025 was 1.16%.
During the quarter ended March 31, 2025, the 2029 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on March 31, 2025, the if-converted value of the 2029 Notes was $259.0 million, which would not exceed the outstanding principal amount.

The net carrying amounts of the Notes were as follows (in thousands):

	March 31 2025	December 31 2024
2025 Notes
Principal	$390,719	$390,719
Unamortized debt discount and debt issuance costs	(182)	(544)
Net carrying amount of liability component	$390,537	$390,175

2029 Notes
Principal	$460,000	$460,000
Unamortized debt discount and debt issuance costs	(9,354)	(9,919)
Net carrying amount of liability component	$450,646	$450,081
As of March 31, 2025, the total estimated fair values (which represents a Level 2 valuation) of the 2025 Notes and the 2029 Notes were approximately $388.7 million and $445.4 million, respectively. The estimated fair value of the Notes were determined based on a market approach which was determined based on the actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period.
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
Non-revolving Loan
Flexdrive has a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. On September 12, 2024, the Non-revolving Loan was amended, extending the Company's ability to draw through September 30, 2025. As amended to date, the Non-revolving Loan provides for a borrowing capacity of $50.0 million, though Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan. As of March 31, 2025, a total of $5.2 million had been drawn under the Non-revolving Loan and $44.8 million is remaining under the facility.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of March 31, 2025, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed.
Master Vehicle Loan
Flexdrive has a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles and additional capacity may be requested. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from 12 months to 48 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.10% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to the lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash on the condensed consolidated balance sheets.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of March 31, 2025, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $0.3 million and $140.3 million, respectively, as of March 31, 2025 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input. During the quarter ended March 31, 2025, the Company made repayments of $16.5 million on these loans.
Maturities of long-term debt outstanding, including current maturities, as of March 31, 2025 were as follows (in thousands):

Remainder of 2025	$418,868
2026	58,522
2027	51,698
2028	130
2029	450,646
Thereafter	—
Total long-term debt outstanding	$979,864
Vehicle Procurement Agreement
Flexdrive has a Vehicle Procurement Agreement (“VPA”), as amended, with a third-party (the “Procurement Provider”). Procurement services under the VPA include purchasing and upfitting certain motor vehicles as specified by Flexdrive, interim financing, providing certain fleet management services, including without limitation vehicle titling, registration and tracking services on behalf of Flexdrive. Pursuant to the terms of the VPA, Flexdrive will make the applicable payments to the Procurement Provider for the procurement services either directly or through an advance made by the Master Vehicle Loan or the Non-revolving Loan. Interest on interim financing under the VPA is based on the prime rate.
The Procurement Provider has a security interest in vehicles purchased until the full specified payment has been indefeasibly paid. The VPA contains customary affirmative and negative covenants restricting certain activities by Flexdrive. As of March 31, 2025, the Company was in compliance with all covenants of the VPA. As of March 31, 2025, the outstanding borrowings from the interim financing under the VPA was $2.5 million which is included within accrued and other current liabilities on the condensed consolidated balance sheets.
On March 11, 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance the acquisition of motor vehicles on behalf of Flexdrive under the VPA. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. On March 11, 2019, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement with the third-party lender to guarantee the Procurement Provider’s performance for any amount borrowed under the revolving credit facility. As of March 31, 2025, there was an immaterial amount of exposure to loss under the terms of the guarantee.
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
As of March 31, 2025, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
As of March 31, 2025, there were no other balances outstanding.
 10. Common Stock
Share Repurchase Program
In February 2025, the Company's board of directors authorized a program for the repurchase of up to $500 million of the Company's Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company's discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.
During the three months ended March 31, 2025, the Company did not purchase any shares of Class A common stock. As of March 31, 2025, the Company had $500.0 million available to repurchase shares pursuant to the program.
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
Equity Award Plans
The Company currently maintains two equity award plans that provide for the issuance of shares of common stock to officers and other employees, directors, and consultants of the Company: the 2019 Equity Incentive Plan (the "2019 Plan") and the 2019 Employee Stock Purchase Plan (the “ESPP”). These plans provide for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance-based restricted stock units ("PSU").
Restricted Stock Units
The summary of RSU activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2024	26,194	$10.67	$336,282
Granted	21,292	13.29
Vested	(4,157)	15.57
Canceled	(1,536)	13.94
Unvested units as of March 31, 2025	41,793	$11.39	$494,523
Included in the grants for the three months ended March 31, 2025 are 1,880,918 shares of PSUs. These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized beginning on the grant date over the requisite service periods of each individual tranche. All PSUs are subject to a continuous service condition in addition to certain performance criteria.
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
As of March 31, 2025, the total unrecognized compensation cost was $331.3 million related to all unvested awards. The Company expects to recognize this expense over the remaining weighted-average period of approximately 1.1 years. Generally, RSUs granted after March 28, 2019 vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods. The Company recognizes compensation expense for PSUs using the accelerated attribution method over the requisite service periods of each individual tranche.
Employee Stock Purchase Plan
A total of 6,000,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2024, 17,412,315 additional shares of Class A common stock were reserved for issuance under the ESPP. As of March 31, 2025, 6,230,976 shares of Class A common stock have been purchased under the ESPP.
 11. Income Taxes
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company's provision for income taxes has not been historically significant to the business as the Company has primarily incurred operating losses to date. The provision for income taxes consists of federal and state taxes in the U.S. and foreign taxes in jurisdictions in which the Company conducts business.
The Company recorded income tax expense (benefit) of $3.4 million in the three months ended March 31, 2025, and $2.6 million in the three months ended March 31, 2024. The effective tax rate was 56.62% for the three months ended March 31, 2025 and (8.96)% for the three months ended March 31, 2024. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2025 and December 31, 2024.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some, or all, of its deferred tax assets will not be realizable in the future. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. As of March 31, 2025, the Company maintains its valuation allowance against its U.S. federal and state net deferred tax assets. Based on the Company’s assessment of current and anticipated future earnings, it is a reasonable possibility that sufficient positive evidence of sustained U.S. profitability may become available in the foreseeable future to reach a conclusion that the U.S. valuation allowance will no longer be needed. The timing and amount of the valuation allowance release could vary based on the level of profitability that the Company is actually able to achieve.
 12. Net Income (Loss) Per Share Attributable to Common Stockholders
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss) attributable to common stockholders, basic and diluted	$2,567	$(31,535)

Denominator
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	$419,047	$401,553
Effect of potentially dilutive common stock equivalents	$4,977	$—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	$424,024	$401,553

Basic net income (loss) per share attributable to common stockholders	$0.01	$(0.08)
Diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.08)
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

	Three Months Ended March 31,
	2025	2024
Restricted stock units	1,449	9,514
2025 Notes(1)	10,178	10,178
2029 Notes(1)	21,821	21,821
Performance based restricted stock units	15,779	14,044
ESPP	357	203
Stock options	—	523
Total	49,584	56,283
_______________
(1)In connection with the issuance of the Notes, the Company entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to reduce the potential dilution to the Company's Class A common stock (or, in the event a conversion of the Notes are settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the Notes the Company's Class A common stock price exceeds the conversion price of the Notes. Refer to Note 9 “Debt” to the condensed consolidated financial statements for further information.
 13. Variable Interest Entities
VIEs Related to Light Vehicles
The Company has several joint ventures (“JVs”) pertaining to its Light Vehicle operations, which were deemed to be variable interest entities (“VIEs”) in accordance with ASC 810 Consolidation on the acquisition date. The Company determined that it is the primary beneficiary of one of these VIEs, in which it owns an 80% equity interest, as the Company has the power to direct the majority of the activities of the VIE that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits. As the Company is the primary beneficiary of the VIE, the assets, liabilities, non-controlling interest, revenues and operating results are included in the condensed consolidated financial statements.
For the remaining JVs associated with its Light Vehicle operations, the Company has determined that it does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s condensed consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income (expense), net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs within other investments in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the quarter ended March 31, 2025.
The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, the Company were to make which was immaterial as of March 31, 2025.
Other VIEs
In 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board of directors of such company. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity's economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company's ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company's maximum exposure to the VIE. During the quarter ended March 31, 2025, there was an immaterial change in the Company's claim on the net assets of the investment. There was no impairment of the investment.
 14. Subsequent Events
Acquisition of FREENOW
On April 16, 2025, the Company announced that it had entered into a definitive agreement with Intelligent Apps GmbH (d/b/a FREENOW) pursuant to which Lyft will acquire FREENOW (the "Transaction"), for cash consideration of €175 million, subject to closing adjustments. FREENOW is a leading European multi-mobility application with a taxi offering at its core that will be Lyft’s first expansion outside of North America, beyond bikes and scooters. The Transaction is expected to close in the second half of 2025, subject to the satisfaction of customary closing conditions including the requisite regulatory approvals. The Company is currently evaluating the impact of the acquisition on its financial statements.
Share Repurchase Program
In May 2025, the Company's board of directors authorized an increase to the Company’s share repurchase program of an additional $250 million of the Company's Class A common stock, for a total overall authorization of up to $750 million. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company's discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our 2024 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.
Our Business
Today, Lyft is one of the largest multimodal transportation networks in the United States and Canada. Our established, scaled network of users is brought together by our robust technology platform (the “Lyft Platform”) that powers rides and connections every day. Our Lyft mobile application (the “Lyft App”) connects riders with drivers for on-demand ride services and supports a variety of other multimodal mobility solutions. Our offerings on the Lyft App include an expanded set of transportation modes in select cities, such as access to a network of shared bikes and scooters (“Light Vehicles”) for shorter rides and first-mile and last-mile legs of multimodal trips.
Substantially all of our revenue is generated from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. We also generate revenue from licensing and data access agreements, the sale of bikes and bike station software and hardware, advertising services, riders renting Light Vehicles, drivers renting vehicles through Express Drive and by making our ridesharing marketplace available to organizations through our Lyft Business offerings.
Financial and Operational Results for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	% Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$1,450.2	$1,277.2	14%
Total costs and expenses	$1,479.0	$1,340.2	10%
Loss from operations	$(28.8)	$(63.0)	54%
Net income (loss)	$2.6	$(31.5)	108%
Net income (loss) as a percentage of revenue	0.2%	(2.5)%
Net cash provided by operating activities	$287.2	$156.2	84%
Net cash provided by (used in) investing activities	$65.7	$(242.1)	127%
Net cash used in financing activities	$(51.7)	$(31.4)	(65)%

Key Metrics and Non-GAAP Financial Measures
Active Riders	24.2	21.9	11%
Rides	218.4	187.7	16%
Gross Bookings	$4,162.4	3,693.2	13%
Adjusted EBITDA(1)	$106.5	$59.4	79%
Net income (loss) as a percentage of Gross Bookings	0.1%	(0.9)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	1.6%
Free cash flow(1)(2)	$280.7	$127.1	121%
___________
(1)For more information regarding our use of our non-GAAP financial measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.
(2)Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment and scooter fleet.

Definitions of Key Metrics
Active Riders
The number of Active Riders is a key indicator of the scale of our user community.
We define Active Riders as all unique riders who have taken at least one ride during the quarter. If a ride is requested by another organization or person for the benefit of a rider, that rider is only included in the calculation of Active Riders if the ride is accessible in the rider’s Lyft app.
In the first quarter of 2025, we updated the definition of Active Riders to simplify the definition and better align the metric with future scaling of our business. Additionally, unique riders were previously identified by phone number and are currently identified through a unique internal identifier. The change was adopted prospectively and periods prior to the first quarter of 2025 were not changed as the impact was not material.
The increase in the number of Active Riders in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due primarily to our focus on rider engagement, improved retention and overall marketplace health.
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
The increase in Rides in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due primarily to our improved marketplace health, which resulted in an increase in Active Riders and increased ride frequency.
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
The increase in Gross Bookings in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due primarily to Rides growth which benefited from continued improvements in marketplace health resulting in an increase in Active Riders and increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth.
The improvements in net income (loss) as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 were due primarily to our focus on cost discipline as growth in Gross Bookings outpaced growth in total costs and expenses, along with improved marketplace health.
Components of Results of Operations
Revenue
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from bikes and bike station hardware and software sales, revenue from licensing and data access agreements and revenue from arrangements to provide advertising services to third parties that are interested in reaching users of our platform. Revenue derived from these offerings is recognized in accordance with ASC 606 as described in the Critical Accounting Estimates and in Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Revenue also consists of rental revenues recognized through leases or subleases primarily from our wholly-owned subsidiary, Flexdrive Services, LLC ("Flexdrive") and our network of Light Vehicles, which includes revenue generated from single-use ride fees paid by riders of Light Vehicles. Revenue derived from these offerings is recognized in accordance with ASC 842 as described in the Critical Accounting Estimates and in Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
We offer various incentive programs to drivers that are recorded as reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received.
Cost of Revenue
Cost of revenue primarily consists of costs directly related to revenue generating transactions through our multimodal platform which primarily includes insurance costs, payment processing charges, and other costs. Insurance costs consist of insurance generally required under transportation network company ("TNC") and city regulations for ridesharing, and bike and scooter rentals and also include occupational hazard insurance for drivers. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash, cash equivalents and restricted and unrestricted investments.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$1,450,172	$1,277,201
Costs and expenses
Cost of revenue	862,874	755,362
Operations and support	106,335	103,042
Research and development	112,495	100,023
Sales and marketing	182,017	145,472
General and administrative	215,300	236,253
Total costs and expenses	1,479,021	1,340,152
Loss from operations	(28,849)	(62,951)
Interest expense	(6,150)	(7,048)
Other income (expense), net	40,917	41,057
Income (loss) before income taxes	5,918	(28,942)
Provision for (benefit from) income taxes	3,351	2,593
Net income (loss)	$2,567	$(31,535)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024

Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	59.5	59.1
Operations and support	7.3	8.1
Research and development	7.8	7.8
Sales and marketing	12.6	11.4
General and administrative	14.8	18.5
Total costs and expenses	102.0	104.9
Loss from operations	(2.0)	(4.9)
Interest expense	(0.4)	(0.6)
Other income (expense), net	2.8	3.2
Income (loss) before income taxes	0.4	(2.3)
Provision for (benefit from) income taxes	0.2	0.2
Net income (loss)	0.2%	(2.5)%

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024
Revenue

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except for percentages)
Revenue	$1,450,172	$1,277,201	14%
Revenue increased $173.0 million, or 14%, in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due primarily to an increase of 16% in Rides and 11% in Active Riders as we benefited from increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, and continued improvements in marketplace health. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $22.5 million for the quarter ended March 31, 2025 as compared to the same quarter in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of Light Vehicles.
Cost of Revenue

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except for percentages)
Cost of revenue	$862,874	$755,362	14%
Cost of revenue increased $107.5 million, or 14%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was due primarily to a $99.6 million increase in insurance costs driven by higher costs per mile paired with increased ride volume. There was also a $5.5 million increase in transaction fees driven by higher ride volume.
We expect to see cost of revenue increase in the near term on a year-over-year basis due to higher insurance costs driven by recent economic factors and the renewals of our third party insurance agreements.
Operations and Support

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except for percentages)
Operations and support	$106,335	$103,042	3%
Operations and support expenses increased $3.3 million, or 3% in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Research and Development

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except for percentages)
Research and development	$112,495	$100,023	12%
Research and development expenses increased $12.5 million, or 12%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to an $8.4 million increase in stock-based compensation and a $3.1 million increase in consulting and advisory costs.

Sales and Marketing

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except for percentages)
Sales and marketing	$182,017	$145,472	25%
Sales and marketing expenses increased $36.5 million, or 25%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to a $25.4 million increase in rider, driver and Light Vehicle rider incentive programs due to investments in rider engagement, a $10.3 million increase in partnership rebates and an $8.5 million increase in rider refunds. These increases were partially offset by a $9.7 million decrease in driver and rider programs.
General and Administrative

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except for percentages)
General and administrative	$215,300	$236,253	(9)%
General and administrative expenses decreased $21.0 million, or 9%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily due to a net decrease of $35.0 million in certain loss contingencies related to tax accrual and legal settlements. This decrease was partially offset by a $9.2 million increase in consulting and advisory costs and an $8.1 million increase in an accrual for self-retained general business liabilities.
Interest Expense

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except for percentages)
Interest expense	$(6,150)	$(7,048)	(13)%
Interest expense decreased $0.9 million, or 13%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except for percentages)
Other income (expense), net	$40,917	$41,057	—%
Other income (expense), net was relatively flat in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$3,351	$2,593	29%
Provision for (benefit from) income taxes increased $0.8 million, or 29%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Non-GAAP Financial Measures

	Three Months Ended March 31,
	2025	2024	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$1,450.2	$1,277.2	14%
Net income (loss)	$2.6	$(31.5)	108%
Net income (loss) as a % of revenue	0.2%	(2.5)%
Net cash provided by operating activities	$287.2	$156.2	84%
Net cash provided by (used in) investing activities	$65.7	$(242.1)	127%
Net cash used in financing activities	$(51.7)	$(31.4)	(65)%

Key Metrics and Non-GAAP Financial Measures
Gross Bookings	$4,162.4	$3,693.2	13%
Adjusted EBITDA(1)	$106.5	$59.4	79%
Net income (loss) as a percentage of Gross Bookings	0.1%	(0.9)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	1.6%
Free cash flow(1)(2)	$280.7	$127.1	121%
_______________
(1)For more information regarding our use of our non-GAAP financial measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.
(2)Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment and scooter fleet.
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
•sublease income;
•gain from lease termination, if any;
•costs related to acquisitions, divestitures and other corporate matters, if any; and
•restructuring charges, if any.
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

Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2025	2024

Net income (loss)	$2.6	$(31.5)
Adjusted to exclude the following:
Interest expense(1)	7.5	8.5
Other (income) expense, net	(40.9)	(41.1)
Provision for (benefit from) income taxes	3.4	2.6
Depreciation and amortization	33.6	32.4
Stock-based compensation	93.2	80.1
Payroll tax expense related to stock-based compensation	4.0	7.4
Sublease income	0.1	1.1
Costs related to acquisitions, divestitures and other corporate matters	3.2	—
Adjusted EBITDA(2)	$106.5	$59.4
Gross Bookings	$4,162.4	$3,693.2
Net income (loss) as a percentage of Gross Bookings	0.1%	(0.9)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.6%	1.6%
_______________
(1)Includes $1.3 million and $1.4 million related to the interest component of vehicle related finance leases within cost of revenue in the three months ended March 31, 2025 and 2024, respectively. Refer to Note 7 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle related finance leases.
(2)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Net cash provided by operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended March 31,
	2025	2024

Net cash provided by operating activities	$287.2	$156.2
Less: purchases of property and equipment and scooter fleet	(6.5)	(29.1)
Free cash flow(1)	$280.7	$127.1
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash provided by operating activities	$287,234	$156,177
Net cash provided by (used in) investing activities	65,658	(242,091)
Net cash used in financing activities	(51,689)	(31,363)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(349)	(528)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$300,854	$(117,805)
Operating Activities
Cash provided by operating activities was $287.2 million for the three months ended March 31, 2025, which consisted of a net income of $2.6 million adjusted for $105.5 million of non-cash items, and changes in working capital of $179.2 million.

Net income (loss) improved from $(31.5) million for the three months ended March 31, 2024 to $2.6 million for the three months ended March 31, 2025 as a result of increased revenue and continued cost discipline. Non-cash adjustments primarily consisted of stock-based compensation expense of $93.2 million, which increased year over year, and depreciation and amortization expense of $33.6 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to prior periods, an increase in ride volume in the first quarter of 2025 compared to prior periods and strategic risk management decisions to retain additional risk in certain markets, (ii) an increase in insurance related accruals and (iii) a decrease in prepaid insurance due to amortization. There was also a decrease in certain loss contingencies including tax and legal accruals.
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
Investing Activities
Cash provided by investing activities was $65.7 million for the three months ended March 31, 2025, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.1 billion, partially offset by purchases of marketable securities of $1.0 billion.
Cash used in investing activities was $242.1 million for the three months ended March 31, 2024, which primarily consisted of proceeds from sales and maturities of marketable securities of $0.9 billion. This was partially offset by purchases of marketable securities of $1.1 billion.
Financing Activities
Cash used in financing activities was $51.7 million for the three months ended March 31, 2025, which primarily consisted of taxes paid related to net share settlement of equity awards of $24.3 million, repayment of loans of $16.5 million and principal payments on finance lease obligations of $10.9 million.
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
Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of approximately $985.5 million and short-term investments of approximately $1.2 billion, exclusive of restricted cash, cash equivalents and investments of $1.6 billion, and a revolving credit facility in an aggregate principal amount of $420.0 million as described below. The portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
On November 3, 2022, we entered into a Revolving Credit Agreement with certain lenders which provides for a $420 million senior secured revolving credit facility (as amended to date, the “Revolving Credit Facility”) maturing on November 3, 2027 or February 13, 2025, if, as of February 13, 2025, our Liquidity (as defined in the Revolving Credit Agreement) minus the aggregate principal amount of the 2025 Notes outstanding on such date was less than $1.25 billion. Our Liquidity (minus the aggregate principal amount of the 2025 Notes outstanding) was not less than $1.25 billion as of February 13, 2025. As such, the Revolving Credit Facility did not mature on such date based on the terms of the Revolving Credit Agreement. We are obligated to pay interest on loans under the Revolving Credit Facility and other customary fees for a credit facility of this size and type, including an unused commitment fee. The interest rate for the Revolving Credit Facility is determined based on calculations using certain market rates as set forth in the Revolving Credit Agreement. In addition, the Revolving Credit Facility contains customary covenants, including restrictions on payments such as cash payments of dividends. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit. We entered into Amendment No. 1 to the Revolving Credit Agreement on December 12, 2023 and Amendment No. 2 on February 21, 2024 and such amendments amended the existing agreement to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage, which allows us to subtract the lesser of (i)(x) to the extent free cash flow for the most recently ended trailing four quarters is greater than $100.0 million, $300.0 million and (y) otherwise, $200.0 million and (ii) the amount of unrestricted cash and cash equivalents (as defined in the Amended Agreement) on our consolidated balance sheets as of the calculation date and (b) permit us to repurchase up to a specified amount of our common stock with the proceeds of a convertible note offering. The Revolving Credit Facility also contains certain customary events of default.
In February 2024, we completed an offering of $460 million aggregate principal amount of the 2029 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used (1) approximately $350 million of the net proceeds to repurchase approximately $356.8 million in aggregate principal amount of our 2025 Notes in separate and privately negotiated transactions entered into concurrently with the pricing of the offering with certain holders of the 2025 Notes effected through one of the initial purchasers of the 2029 Notes or its affiliate, acting as our agent, (2) approximately $47.9 million of the net proceeds to pay the cost of the 2029 Capped Calls and (3) approximately $50 million of the net proceeds to purchase Class A common stock from institutional investors through one of the initial purchasers of the 2029 Notes or its affiliate, acting as Lyft’s agent, at a price per share equal to the last reported sale price of the Class A common stock on the Nasdaq Global Select Market on the date of the pricing of the 2029 Notes. Refer to Note 9 “Debt” and Note 10 "Common Stock" to the condensed consolidated financial statements for information regarding these transactions.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust investments as of March 31, 2025 and December 31, 2024 were $1.4 billion.
We have $2.2 billion in unrestricted cash and cash equivalents and short-term investments as of March 31, 2025. We also have the ability to borrow an aggregate principal amount of up to $420.0 million under the Revolving Credit Facility, none of which has been drawn as of March 31, 2025, and $60.7 million in letters of credit were issued under the Revolving Credit Facility as of March 31, 2025. We believe that this provides sufficient liquidity to meet our working capital, inclusive of short-term commitments such as the current portion of our convertible senior notes which we plan to settle with cash in the second quarter of 2025, and capital expenditures needs for at least the next 12 months. We plan to continue to focus on and actively manage our cash balances and liquidity, capital expenditures, working capital and operating expenses. In particular, we continue to actively monitor the impact of the uncertain macroeconomic environment, including credit markets, inflation and interest rates and have made adjustments to our expenses and cash flow which include headcount reductions in recent years.
In February 2025, we announced that our board of directors had authorized a program for the repurchase of up to $500 million of our Class A common stock. As of March 31, 2025, $500.0 million remained available under the repurchase authorization. In May 2025, our board of directors authorized an increase to the share repurchase program of an additional $250 million of our Class A common stock, for a total overall authorization of up to $750 million. We intend to utilize $500 million of this authorization within the next twelve months, $200 million of which will be used within the next three months. We intend to enter into one or more Rule 10b5-1 trading plans to facilitate the repurchase of shares under the authorization. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors.
Our future capital requirements will depend on many factors, including, but not limited to our growth, the effectiveness of our efforts to align our expenses with our current operating needs and short-term commitments, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities, as well as satisfaction of our obligations with respect to indebtedness. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. For example, we intend to invest further in EVs in order to achieve compliance with the California Clean Miles Standard which sets the target that 90% of rideshare miles in California must be in EVs by the end of 2030; the Massachusetts’ Climate Bill; New York City's goal to get to 100% of rideshare rides in EVs or wheelchair accessible vehicles by 2030, and the City of Toronto’s push to bring the industry to 100% electric by 2030. From time to time, we have and we may in the future seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. The terms of any additional financings or refinancings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-

linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Contractual Obligations and Commitments
As of March 31, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk
As of March 31, 2025, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.2 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.6 billion. As of March 31, 2025, we had long-term debt of $1.0 billion, 40% of which consisted of the fixed-rate 2025 Notes we issued in May 2020, and 46% of which consisted of the fixed-rate 2029 Notes we issued in February 2024. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•our nascent advertising platform, Lyft Media;
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
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. Through the acquisition of PBSC Urban Solutions Inc. ("PBSC") in May 2022, we expanded our business to include licensing of certain of our technology and sales of bikes and stations and we expect to continue to expand our business, including through acquisitions. From time to time, we have also reevaluated and changed our cost structure and focused our business model. For example, in February 2023, we closed the sale of our vehicle service center business. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced and expect to face include our ability to:
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
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance and industry-wide sectoral bargaining for rideshare drivers. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of Light Vehicles and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of March 31, 2025, we had $331.3 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 1.1 years. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Prior to 2020, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of Light Vehicles, is relatively new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases. In response to the COVID-19 pandemic, we paused our Shared Rides offerings, and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures. We had to suspend or discontinue these offerings from time to time due to various concerns. In the event of significant public health concerns, such as COVID-19, or other events beyond our control, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, longer-term behavioral and social shifts, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, we currently offer Shared Rides in connection with business-to-business partnerships and only in select markets. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during and after the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, following the passage of Proposition 22 in California, drivers have been able to access the earning opportunities described in the ballot measure. In addition, in connection with settlements with the New York and Massachusetts Attorneys General, the Company is continuing to implement certain operational changes that entail increased costs. Further, other jurisdictions have adopted or may adopt similar laws and regulations, and we may reach similar or other settlements with other jurisdictions, any of which may increase our expenses. Litigation seeking to reclassify drivers as employees is pending and/or threatened in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 8. Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions, and we may incur significant expenses to resolve the matters at issue in the litigation. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been and will continue to be critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms and pricing policies, the quality of our service, including timely pick-ups, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and Light Vehicle rentals during the winter months, which may harm our ability to attract and retain riders during such periods. From time to time, we have also experienced volatility in the health of our overall marketplace. We cannot predict whether these impacts will continue, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of Light Vehicles, our business, financial condition and results of operations could be adversely affected.
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
We have, from time to time, ceded portions of retained insurance risk to third-parties, including as described in the “Insurance Reserves” subheading in Note 8, Supplemental Financial Statement Information to the consolidated financial statements included in our Annual Report on Form 10-K. These transactions may cause us to incur additional expenses in the total cost of this risk, and we are subject to recapture of the risk if any third party reinsurer were to default on their reinsurance obligation.
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
The revenue we generate from our network of Light Vehicles fluctuates from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of Light Vehicles, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of Light Vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, in recent years, we discontinued our shared scooter and/or shared bike programs in a number of cities due to a number of factors including onerous contractual requirements, institutionalized theft, and lack of public investment. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
Challenges relating to the supply chain for our Light Vehicles could adversely affect our business, financial condition and results of operations.
The supply chain for our bikes and scooters exposes us to multiple potential sources of delivery failure or shortages and our acquisition of PBSC, a producer and seller of bikeshare equipment and software, has increased that exposure. In the event that our supply of bikes and scooters or key components is interrupted or there are significant increases in prices, such as due to actual or proposed tariff increases, our business, financial condition and results of operations could be adversely affected. Changes in business conditions, force majeure, any public health crises or pandemics, governmental or regulatory changes and other factors beyond our control have affected and could continue to affect our suppliers’ ability to deliver products and our ability to deploy products to the market, or deliver products to third parties, on a timely basis.
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
As we operate our network of Light Vehicles, we are subject to claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our Light Vehicles, including potential indemnification claims. In some cases, we could be required to indemnify governmental entities or operating partners for claims arising out of issues, including issues that may be outside of our control, such as the condition of the public right of way. Any such claims arising from the use of our Light Vehicles, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our Light Vehicles. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacturers, including certain assets and components we design and have manufactured for us, have in the past contained and could in the future contain design or manufacturing product issues, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all product issues, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

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
For the Express Drive vehicle rental program for drivers operated by our independently managed subsidiary, Flexdrive, a portion of the fleet is sourced from a range of auto manufacturers. In addition, we have established environmental programs that may limit the range of auto manufacturers or vehicles that Flexdrive sources or purchases from. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to provide cars to Flexdrive on terms or at prices consistent with past agreements, Flexdrive may be unable to obtain a sufficient number of vehicles for Lyft to operate the Express Drive business without significantly increasing fleet costs or reducing volumes. Similarly, where events, such as natural disasters or public health crises such as the COVID-19 pandemic, make operating rental locations difficult or impossible, or adversely impact rider demand, the demand for or Flexdrive’s ability to make vehicles available for rent through the Express Drive program has been and could continue to be adversely affected, resulting in reduced utilization of the vehicles in the fleets.
Although new vehicle inventory supply is improving, macroeconomic factors such as tariffs and import restrictions may lead to an increase in new vehicle prices and/or availability. Flexdrive has previously experienced and may in the future experience production and delivery delays which can hinder its ability to meet demand and grow the fleet. New vehicle production delays also lead to holding onto existing vehicles longer which in turn leads to increased costs relating to those vehicles.
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
Our advertising platform, Lyft Media, is nascent and subject to various risks and uncertainties, which may adversely affect our business and financial results.
We have introduced Lyft Media, a media and advertising platform from which we earn revenue from third parties who advertise through various offerings on our platform. We have limited experience and operating history offering media and advertising on our platform, and our efforts to develop Lyft Media and generate revenue are still in the early stages. We may never generate sufficient revenue to offset our investment or achieve the returns we expect.
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
•the impact of seasonal, cyclical or other shifts in advertising spend, including the impact of macroeconomic conditions, such as changes in market conditions due to actual or proposed tariffs;
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
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third-party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and from time to time we have made adjustments to our processes for calculating our metrics in order to enhance accuracy, reflect newly available information, address errors in our methodologies, or other reasons, and we may make material adjustments in the future, which may result in changes to our metrics. The estimates and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. Further, as our business develops, we may introduce, revise or cease reporting certain metrics if we change how we manage our business such that new metrics are appropriate, if we determine that revisions are required to accurately or appropriately measure our performance, or if one or more metrics no longer represents an effective way to evaluate our business. If investors or analysts do not consider our metrics to be accurate representations of our business or compare our metrics to third party estimates or similarly titled metrics of our competitors or others in our industry that are not calculated on the same basis, or if we discover material inaccuracies in our metrics, then the trading price of our Class A common stock and our business, financial condition and results of operations could be adversely affected.
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
•adherence to our internal policies and core values;
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
Since 2017, we have provided and expanded our offerings in international markets and in April 2025, we announced the proposed acquisition of FREENOW, a multi-mobility app with taxi service at its core, that operates in nine European countries. In addition, we have several international offices that support our business. We also transact internationally to source and manufacture bikes and scooters and may increase our business in international regions in the future. Operating outside of the United States, including expansion into livery and adding taxis to our service offerings, may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, human resources, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
Our limited experience in operating our business internationally increases the risk that any current and future expansion efforts may not be successful, which may result in shutting down international operations or closing international offices, which could result in additional costs and cash requirements, any of which may harm our business, financial condition and results of operations. As we invest substantial time and resources to expand our operations internationally, if we are unable to manage these risks effectively, our business, financial condition and results of operations could be adversely affected.
In addition, international expansion has increased our risks in complying with laws and standards in the U.S. and other jurisdictions, including with respect to customs, anti-corruption, anti-bribery, political activity, export controls and trade and economic sanctions. Continued international expansion, including possible engagement with foreign government entities and organizations as customers for our Light Vehicle offerings, including bike-share products through PBSC, may further increase such compliance risks. Our proposed acquisition of FREENOW will further increase these risks, particularly in light of FREENOW’s regulated business model. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of applicable anti-corruption, anti-bribery, lobbying, export controls, sanctions and similar laws could result in adverse media coverage, investigations, significant legal fees, loss of export privileges, severe criminal or civil penalties or suspension or debarment from U.S. government contracts, and/or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
We are currently subject to some foreign currency exchange risk because our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. FREENOW conducts all of its operations outside of the United States through its subsidiaries or affiliates, which also operate in their respective local currencies. Therefore, following the completion of our proposed acquisition of FREENOW, our international operations would account for a more significant portion of our overall operations than they do presently and our exposure to fluctuations in foreign currency exchange rates would increase. Because our financial statements would continue to be presented in U.S. dollars subsequent to the completion of the transaction, the local currencies would be translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange risk.
Risks Related to General Economic Factors
A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.
Our business and results of operations are subject to global economic conditions. Deteriorating macroeconomic conditions, including slower growth or recession, inflation and related high interest rates, increases to fuel and other energy costs or vehicle costs, changes in the labor market or decreases in consumer spending power or confidence, are likely to result in decreased discretionary spending and reduced demand for our platform. In addition, changes in macroeconomic conditions due to actual or proposed tariff increases could change consumer behavior and adversely affect rider demand for our platform, advertiser demand for Lyft Media, and costs related to our operations, including but not limited to costs related to our bikes and scooters. Further, changes in corporate spending, including cost-cuts and layoffs, may adversely impact business travel, commuting and other business-related expenditures and impact our Lyft Business customers. In addition, uncertainty and volatility in the banking and financial services sectors, inflation and high interest rates, increased fuel and other energy costs, increased labor and benefits costs and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. For example, inflation has increased in recent years and is expected to further increase medical costs and vehicle repair costs, including increased prices of new and used vehicle parts, which has resulted in increases in our insurance costs. Similarly, these factors, as well as increased fuel costs, increase our costs as well as costs for drivers on our platform. Many of these factors are out of our control and make it difficult to accurately forecast gross bookings, revenues and operating results, particularly in the long-term, and could negatively affect our ability to meet our target operating performance and our (and our strategic partners’) ability to make decisions about future investments and strategies. Further, we may need to make changes to our business to respond to these conditions and be able to compete effectively. For example, we have adjusted our pricing in response to competitive pressures caused by changes in our marketplace, which has in the past contributed to a decline in our revenue and may cause a decline in revenue in future quarters. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue, financial condition and results of operations.
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
We receive, transmit, store and otherwise process a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996 as amended by the HITECH Act, or HIPAA, Section 5(c) of the Federal Trade Commission Act, or

FTC Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA. The scope of data protection laws may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA requires new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, several states in the U.S., including California and other states where we do business, have enacted legislation relating to privacy and information security, and the U.S. federal government and other states are also contemplating federal and state privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our offerings and user base, and as we expand into new geographies, such as in connection with our proposed acquisition of FREENOW, we will become subject to additional privacy-related laws and regulations such as the General Data Protection Regulation. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. In addition, our Lyft Media efforts provide third party promotional advertisements, including those that may be personalized to users. Changes in the law or regulatory landscape could limit or prohibit activities in regard to any new offerings we undertake.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. As various levels of governments and international organizations become increasingly focused on tax reform, changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States passed the Inflation Reduction Act in 2022, which introduced a 1% excise tax on stock buybacks that could impact us in connection with a settlement of the capped call transactions and could increase the costs to us of any share repurchases, which could reduce the number of shares we repurchase. Further, the Organisation for Economic Co-operation and Development (“OECD”) released Pillar Two model rules defining a 15% global minimum tax for large multinational companies. The OECD continues to release additional guidance and countries are in various stages of implementation with widespread adoption of the Pillar Two Framework expected in the near future. Any of these or other developments or changes in tax laws or rulings in jurisdictions in which we operate could adversely affect our effective tax rate and our operating results.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.
The application of indirect taxes, such as payroll tax, sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to businesses like ours and to drivers is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to drivers’ businesses. For example, we have an ongoing dispute with the City and County of San Francisco (“San Francisco”) regarding the application of gross receipts taxes to businesses like ours. For more information regarding this matter, please see the “Legal Proceedings” subheading in Note 8. Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Climate-related factors may have a long-term impact on our business.
We have established environmental programs, such as requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate-related policies such as California’s Clean Miles Standard and Incentive Program that imposes certain greenhouse gas and EV requirements on our industry, and California climate-related reporting requirements such as California’s Senate Bill 253 (SB 253), Senate Bill 261 (SB 261) and Senate Bill 219 (SB 219). Massachusetts, New York City and Toronto are developing or have developed and implemented rules to address the environmental impact of rideshare, and Illinois, New York and Washington are debating climate-related reporting requirements similar to California’s. Further, other jurisdictions are likely to consider similar rules, regulations and/or reporting requirements in the future. Efforts to comply with these policies and reporting requirements are likely to increase our costs and any failure to meet the requirements could impact our ability to operate in the applicable jurisdiction. Failure to comply could also harm our reputation and brand.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets, joint ventures and strategic investments that complement our business, such as our acquisition of PBSC in May 2022 and our proposed acquisition of FREENOW, announced in April 2025, as well as divestitures, partnerships and other transactions. We have previously acquired and invested in, and we continue to seek to acquire and invest in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business, new geographies and other opportunities that operate in relatively nascent markets. We also may explore investments in new technologies, which we may develop or other parties may develop. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities.
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
Our proposed acquisition of FREENOW is subject to customary and other closing conditions, including regulatory approvals. If the proposed acquisition is delayed, terminated or otherwise not completed, we will have incurred significant costs, including management time and attention, without receiving the benefits of the proposed acquisition. A delay in completing the proposed acquisition or failure to complete the proposed acquisition, negative perceptions of the proposed acquisition or other factors beyond our or FREENOW’s control, could result in negative publicity, negative perceptions of our or FREENOW’s business, or harm to our business or FREENOW’s business or harm to our stock price.
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
In May 2020 and February 2024, we issued our 2025 Notes and 2029 Notes, respectively, in private placements to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of March 31, 2025, we had $980 million of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of March 31, 2025, and $60.7 million in letters of credit were issued under the Revolving Credit Facility as of March 31, 2025. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permits us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company's common stock with the proceeds of a convertible note offering. See Note 9 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
As of December 31, 2024, we had $7.2 billion of federal and $6.2 billion of state net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2035 for federal income tax purposes and in 2025 for state income tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Limitations may also apply under state tax laws. For example, in June 2024, California enacted legislation that limits the use of state NOLs for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs even if we attain profitability.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and Chair of our board of directors holds approximately 18.73% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and Vice Chair of our board of directors, holds approximately 10.76% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of March 31, 2025 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of March 31, 2025.
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, including as described in the “Legal Proceedings” subheading in Note 8. Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the share repurchase activity for the three months ended March 31, 2025 (in thousands except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2025	—	$—	$—	—
February 1 - 28, 2025	—	—	—	500,000,000
March 1 - 31, 2025	—	—	—	500,000,000
Total	—		$—
_______________
(1)On February 11, 2025, we announced that our board of directors authorized the repurchase of up to $500 million of our Class A common stock. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. Please refer to Note 10 "Common Stock" to the condensed consolidated financial statements for further information.
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

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	May 8, 2025	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)