Form 10-Q
period 2025-06-30
Lyft, Inc.
filed 2025-08-07
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 1, 2025, the number of shares of the registrant’s Class A common stock outstanding was 397,910,877 and the number of shares of the registrant’s Class B common stock outstanding was 8,530,629.

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
•our expectations regarding our acquisition of Freenow, including anticipated benefits of the transaction over time;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$913,845	$759,319
Short-term investments	878,319	1,225,124
Prepaid expenses and other current assets	965,418	966,090
Total current assets	2,757,582	2,950,533
Restricted cash and cash equivalents	461,267	186,721
Restricted investments	1,253,399	1,355,451
Other investments	43,343	42,516
Property and equipment, net	401,204	444,864
Operating lease right of use assets	142,788	148,397
Intangible assets, net	37,986	42,776
Goodwill	255,548	251,376
Other assets	16,250	12,435
Total assets	$5,369,367	$5,435,069
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$104,450	$97,704
Insurance reserves	1,947,865	1,701,393
Accrued and other current liabilities	1,839,940	1,666,278
Operating lease liabilities, current	24,482	25,192
Convertible senior notes, current	—	390,175
Total current liabilities	3,916,737	3,880,742
Operating lease liabilities	142,854	152,074
Long-term debt, net of current portion	526,532	565,968
Other liabilities	50,568	69,269
Total liabilities	4,636,691	4,668,053
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 18,000,000 Class A shares authorized as of June 30, 2025 and December 31, 2024; 402,575 and 409,474 Class A shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively; 100,000 Class B shares authorized as of June 30, 2025 and December 31, 2024; 8,531 and 8,531 Class B shares issued and outstanding, as of June 30, 2025 and December 31, 2024	4	4
Additional paid-in capital	10,954,946	11,035,246
Accumulated other comprehensive loss	(7,024)	(10,103)
Accumulated deficit	(10,215,250)	(10,258,131)
Total stockholders’ equity	732,676	767,016
Total liabilities and stockholders’ equity	$5,369,367	$5,435,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$1,588,183	$1,435,846	$3,038,355	$2,713,047
Costs and expenses
Cost of revenue	935,734	819,518	1,798,608	1,574,880
Operations and support	117,433	115,734	223,768	218,776
Research and development	109,325	98,807	221,820	198,830
Sales and marketing	190,922	176,370	372,939	321,842
General and administrative	232,339	252,643	447,639	488,896
Total costs and expenses	1,585,753	1,463,072	3,064,774	2,803,224
Income (loss) from operations	2,430	(27,226)	(26,419)	(90,177)
Interest expense	(5,032)	(7,852)	(11,182)	(14,900)
Other income, net	46,989	41,943	87,906	83,000
Income (loss) before income taxes	44,387	6,865	50,305	(22,077)
Provision for income taxes	4,073	1,851	7,424	4,444
Net income (loss)	$40,314	$5,014	$42,881	$(26,521)
Net income (loss) per share attributable to common stockholders
Basic	$0.10	$0.01	$0.10	$(0.07)
Diluted	$0.10	$0.01	$0.10	$(0.07)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	417,242	406,512	418,793	404,033
Diluted	422,953	411,969	424,137	404,033
Stock-based compensation included in costs and expenses:
Cost of revenue	$5,484	$5,759	$12,939	$11,775
Operations and support	2,471	1,895	5,123	3,989
Research and development	33,894	27,340	72,157	57,172
Sales and marketing	4,254	4,231	9,329	8,435
General and administrative	35,999	46,513	75,712	84,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$40,314	$5,014	$42,881	$(26,521)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,568	(1,012)	3,671	(505)
Unrealized loss on marketable securities	(157)	(488)	(592)	(2,319)
Other comprehensive income (loss)	3,411	(1,500)	3,079	(2,824)
Comprehensive income (loss)	$43,725	$3,514	$45,960	$(29,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended June 30, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	418,005	$4	$11,035,246	$(10,258,131)	$(10,103)	$767,016
Issuance of common stock upon settlement of restricted stock units	4,157	—	—	—	—	—
Shares withheld related to net share settlement	(1,814)	—	(24,294)	—	—	(24,294)
Stock-based compensation	—	—	93,158	—	—	93,158
Other comprehensive loss	—	—	—	—	(332)	(332)
Net income	—	—	—	2,567	—	2,567
Balance as of March 31, 2025	420,348	$4	$11,104,110	$(10,255,564)	$(10,435)	$838,115
Issuance of common stock upon settlement of restricted stock units	5,331	—	—	—	—	—
Shares withheld related to net share settlement	(2,329)	—	(37,201)	—	—	(37,201)
Issuance of common stock under employee stock purchase plan	529	—	7,304	—	—	7,304
Repurchase and retirement of common stock	(12,773)	—	(201,369)	—	—	(201,369)
Stock-based compensation	—	—	82,102	—	—	82,102
Other comprehensive income	—	—	—	—	3,411	3,411
Net income	—	—	—	40,314	—	40,314
Balance as of June 30, 2025	411,106	$4	$10,954,946	$(10,215,250)	$(7,024)	$732,676
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	399,806	$4	$10,827,378	$(10,280,915)	$(4,949)	$541,518
Issuance of common stock upon exercise of stock options	257	—	1,924	—	—	1,924
Issuance of common stock upon settlement of restricted stock units	6,280	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(1,463)	—	—	(1,463)
Repurchase and retirement of common stock	(3,143)	—	(50,000)	—	—	(50,000)
Purchase of capped call	—	—	(47,886)	—	—	(47,886)
Stock-based compensation	—	—	80,098	—	—	80,098
Other comprehensive loss	—	—	—	—	(1,324)	(1,324)
Net loss	—	—	—	(31,535)	—	(31,535)
Balance as of March 31, 2024	403,118	$4	$10,810,051	$(10,312,450)	$(6,273)	$491,332
Issuance of common stock upon exercise of stock options	81	—	262	—	—	262
Issuance of common stock upon settlement of restricted stock units	6,842	—	—	—	—	—
Shares withheld related to net share settlement	(456)	—	(7,436)	—	—	(7,436)
Issuance of common stock under employee stock purchase plan	566	—	4,217	—	—	4,217
Stock-based compensation	—	—	85,739	—	—	85,739
Other comprehensive loss	—	—	—	—	(1,500)	(1,500)
Net income	—	—	—	5,014	—	5,014
Balance as of June 30, 2024	410,151	$4	$10,892,833	$(10,307,436)	$(7,773)	$577,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net income (loss)	$42,881	$(26,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	64,202	70,071
Stock-based compensation	175,260	165,837
Amortization of premium on marketable securities	61	157
Accretion of discount on marketable securities	(37,673)	(43,319)
Amortization of debt discount and issuance costs	1,689	1,755
Loss (gain) on sale and disposal of assets, net	2,372	(4,514)
Other	(6,504)	1,185
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	195	12,146
Operating lease right-of-use assets	11,253	13,124
Accounts payable	7,173	39,854
Insurance reserves	246,472	151,709
Accrued and other liabilities	139,140	75,047
Lease liabilities	(15,559)	(24,152)
Net cash provided by operating activities	630,962	432,379
Cash flows from investing activities
Purchases of marketable securities	(1,594,199)	(2,102,390)
Purchases of term deposits	—	(2,194)
Proceeds from sales of marketable securities	209,395	91,712
Proceeds from maturities of marketable securities	1,868,470	1,693,080
Proceeds from maturities of term deposits	2,194	3,539
Purchases of property and equipment and scooter fleet	(20,786)	(48,905)
Sales of property and equipment	31,188	46,888
Other investing activities	—	1,113
Net cash provided by (used in) investing activities	496,262	(317,157)
Cash flows from financing activities
Repayment of loans	(33,174)	(40,985)
Payment for settlement of convertible senior notes due 2025	(390,719)	(350,000)
Proceeds from issuance of convertible senior notes due 2029	—	460,000
Payment of debt issuance costs	—	(11,888)
Purchase of capped call	—	(47,886)
Repurchase of Class A common stock	(200,000)	(50,000)
Proceeds from exercise of stock options and other common stock issuances	7,304	6,403
Taxes paid related to net share settlement of equity awards	(61,495)	(8,898)
Principal payments on finance lease obligations	(20,933)	(23,629)
Other financing activities	(255)	—
Net cash used in financing activities	(699,272)	(66,883)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	1,120	(501)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	429,072	47,838
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	946,040	771,786
End of period	$1,375,112	$819,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$913,845	$604,357
Restricted cash and cash equivalents	461,267	213,903
Restricted cash, included in prepaid expenses and other current assets	—	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$1,375,112	$819,624

Non-cash investing and financing activities
Financed vehicles acquired	$21,962	$84,418
Purchases of property and equipment and scooter fleet not yet settled	10,178	12,195
Right-of-use assets acquired under finance leases	3,655	32,775
Right-of-use assets acquired under operating leases	2,754	3,407
Remeasurement of finance and operating lease right of use assets	(2,593)	(7,600)
Repurchase of Class A common stock, including excise tax, accrued and not yet paid	1,113	—
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
Transportation options through the Company’s platform and mobile-based applications are primarily comprised of its ridesharing marketplace that connects drivers and riders in cities across the United States and in certain cities in Canada. Transportation options also include Lyft’s network of bikes and scooters and the Express Drive program, where drivers can enter into short-term rental agreements with the Company’s wholly-owned and independently managed subsidiary, Flexdrive Services, LLC (“Flexdrive”), or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Company's platform, subscription fees, revenue from bikes and bike station hardware and software sales and revenue from arrangements to provide advertising services.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheets as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K.
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
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The Company has concluded that consolidated net income (loss) is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on consolidated net income (loss) as reported in the condensed consolidated statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the primary condensed consolidated financial statements herein.
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
 3. Revenue
Revenue Recognition
The Company generates its revenue from its multimodal transportation networks that offer access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue from licensing and data access, subscription fees, bikes and bike station hardware and software sales and arrangements to provide advertising services to third parties. The Company also generates rental revenue from Flexdrive and its network of shared bikes and scooters, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).

Disaggregation of Revenue
The table below presents the Company's revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from contracts with customers (ASC 606)	$1,477,121	$1,321,830	$2,851,310	$2,531,568
Rental revenue (ASC 842)	111,062	114,016	187,045	181,479
Total revenue	$1,588,183	$1,435,846	$3,038,355	$2,713,047
 4. Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	June 30, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$206,472	$—	$—	$206,472
Money market deposit accounts	285,033	—	—	285,033
Certificates of deposit	162,345	54	(7)	162,392
Commercial paper	369,833	44	(190)	369,687
Corporate bonds	159,439	740	(11)	160,168
U.S. government and agency securities	226,547	16	(48)	226,515
Total unrestricted cash equivalents and short-term investments	1,409,669	854	(256)	1,410,267
Restricted Balances
Money market funds	18,310	—	—	18,310
Certificates of deposit	222,265	55	(17)	222,303
Commercial paper	949,826	60	(474)	949,412
Corporate bonds	24,404	1	(2)	24,403
U.S. government and agency securities	500,268	38	(68)	500,238
Total restricted cash equivalents and investments	1,715,073	154	(561)	1,714,666
Total unrestricted and restricted cash equivalents and investments	$3,124,742	$1,008	$(817)	$3,124,933
_______________
(1)Excludes $381.9 million of cash, which is included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

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
Interest income earned by the Company included in other income, net in the condensed consolidated statements of operations was $39.0 million and $78.6 million for the three and six months ended June 30, 2025, respectively, and $40.1 million and $78.6 million for the three and six months ended June 30, 2024, respectively.
The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of June 30, 2025. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of June 30, 2025 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type and maturity (in thousands):

	June 30, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$87,446	$(24)	$—	$—	$87,446	$(24)
Corporate bonds	17,887	(4)	12,564	(9)	30,451	(13)
Commercial paper	507,532	(654)	—	—	507,532	(654)
U.S. government and agency securities	487,270	(116)	—	—	487,270	(116)
Total available-for-sale debt securities in an unrealized loss position	$1,100,135	$(798)	$12,564	$(9)	$1,112,699	$(807)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$99,144	$(386)	$—	$—	$99,144	$(386)
Corporate bonds	49,516	(12)	—	—	49,516	(12)
Commercial paper	241,805	(756)	—	—	241,805	(756)
U.S. government and agency securities	62,787	(13)	—	—	62,787	(13)
Total available-for-sale debt securities in an unrealized loss position	$453,252	$(1,167)	$—	$—	$453,252	$(1,167)
The following table classifies the Company’s available-for-sale debt securities by contractual maturities (in thousands):

	June 30, 2025	December 31, 2024
Due within one year	$2,000,841	$2,578,381
Due within one year to three years	130,877	—
Total	$2,131,718	$2,578,381

 5. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and short-term investments(1)
Money market funds	$206,472	$—	$—	$206,472
Certificates of deposit	—	162,392	—	162,392
Commercial paper	—	369,687	—	369,687
Corporate bonds	—	160,168	—	160,168
U.S. government and agency securities	—	226,515	—	226,515
Total unrestricted cash equivalents and short-term investments	206,472	918,762	—	1,125,234
Restricted cash equivalents and investments
Money market funds	18,310	—	—	18,310
Certificates of deposit	—	222,303	—	222,303
Commercial paper	—	949,412	—	949,412
Corporate bonds	—	24,403	—	24,403
U.S. government and agency securities	—	500,238	—	500,238
Total restricted cash equivalents and investments	18,310	1,696,356	—	1,714,666
Total financial assets	$224,782	$2,615,118	$—	$2,839,900
_______________
(1)$381.9 million of cash and $285.0 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

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
During the six months ended June 30, 2025, the Company did not make any transfers between the levels of the fair value hierarchy.
During the three months ended June 30, 2025, the Company entered into foreign exchange forward contracts to reduce exposure in foreign currency translation for a notional amount of €35 million which were settled in the same period and recognized an immaterial gain in the statement of operations during the three months ended June 30, 2025 from such derivatives which were not designated as hedging instruments.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and the carrying value of these non-marketable equity securities are remeasured to fair value based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income, net in the condensed consolidated statements of operations.
There were $9.1 million of financial instruments measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
 6. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$363,101	$428,884
Enterprise and trade receivables, net(1)	359,940	334,843
Other	242,377	202,363
Prepaid expenses and other current assets	$965,418	$966,090
_______________
(1)The Company’s receivable balance, which consists primarily of amounts due from participants in the Company's enterprise programs and bikes and scooters partners, was $370.5 million and $347.0 million as of June 30, 2025 and December 31, 2024, respectively while the allowance for credit losses was $10.5 million and $12.2 million as of June 30, 2025 and December 31, 2024, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Insurance-related accruals	$834,598	$763,842
Legal and tax related accruals	301,281	333,979
Ride-related accruals	263,409	178,114
Insurance claims payable and related fees	56,492	58,135
Long-term debt, current(1)	46,649	38,904
Finance lease liabilities, current(2)	29,151	31,268
Other(2)	308,360	262,036
Accrued and other current liabilities	$1,839,940	$1,666,278
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
Insurance Reserves
Reinsurance of Certain Legacy Auto Liability Insurance
On February 19, 2025, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Loss Portfolio Transfer Reinsurance Agreement (the “Reinsurance Agreement”) with Riverstone International Insurance, Inc. (“Riverstone”), under which Riverstone reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of January 1, 2025, of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2020 to September 30, 2022, with an aggregate limit of $120.5 million, for a premium of $85.1 million (the “Reinsurance Transaction”). A substantial portion of the premium ceded is on a funds withheld basis, meaning that the premium withheld by PVIC is used to pay future reinsurance claims on RiverStone's behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance for an immaterial net reinsurance recoverable balance included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2025. In addition to the premium ceded to the reinsurer, the Company prepaid $8.4 million in interest related to the funds withheld. An immaterial amount of interest expense was recognized on the condensed consolidated statement of operations for the three and six months ended June 30, 2025. An immaterial loss was recognized on the condensed consolidated statement of operations in the first quarter of 2025, in cost of revenue upon completion of the Reinsurance Transaction.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since a substantial portion of the premium of $85.1 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.
 7. Leases
Real Estate Operating Leases
The Company had approximately 60 real estate property leases as of June 30, 2025. These leases are classified as operating leases. As of June 30, 2025, the remaining lease terms vary from approximately one month to nine years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. The Company does not separate lease and non-lease components of these contracts and any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of June 30, 2025, the remaining lease terms vary between one month to four years.

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
Lease Position
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	June 30, 2025	December 31, 2024
Operating Leases
Assets
Operating lease right-of-use assets	$142,788	$148,397
Liabilities
Operating lease liabilities, current	$24,482	$25,192
Operating lease liabilities, non-current	142,854	152,074
Total operating lease liabilities	$167,336	$177,266

Finance Leases
Assets
Finance lease right-of-use assets(1)	$62,800	$79,704
Liabilities
Finance lease liabilities, current(2)	$29,151	$31,268
Finance lease liabilities, non-current(3)	39,557	54,351
Total finance lease liabilities	$68,708	$85,619

Weighted-average remaining lease term (years)
Operating leases	7.3	7.7
Finance leases	2.3	2.6
Weighted-average discount rate
Operating leases	6.6%	6.6%
Finance leases	6.4%	6.4%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets and is primarily related to Flexdrive.
(2)This balance is included within other current liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Leases
Operating lease cost	$8,613	$9,481	$17,029	$19,485

Finance Leases
Amortization of right-of-use assets	$7,573	$6,897	$15,465	$13,203
Interest on lease liabilities	1,155	1,516	2,456	2,862

Other Lease Costs
Short-term lease cost	$619	$925	$1,381	$1,870
Variable lease cost (1)	1,645	2,578	3,359	5,170
Total lease cost	$19,605	$21,397	$39,690	$42,590
_______________
(1)Consists primarily of common area maintenance and taxes and utilities for real estate leases.
Sublease income was immaterial for the three and six months ended June 30, 2025 and 2024. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within costs and expenses on the condensed consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$21,248	$30,496
Operating cash flows from finance leases	2,230	2,609
Financing cash flows from finance leases	20,933	23,629

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheets as of June 30, 2025 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2025	$15,252	$16,658	$31,910
2026	35,883	32,089	67,972
2027	31,421	16,192	47,613
2028	26,235	9,648	35,883
2029	25,307	66	25,373
Thereafter	78,833	—	78,833
Total minimum lease payments	212,931	74,653	287,584
Less: amount of lease payments representing interest	(45,595)	(5,945)	(51,540)
Present value of future lease payments	167,336	68,708	236,044
Less: current obligations under leases	(24,482)	(29,151)	(53,633)
Long-term lease obligations	$142,854	$39,557	$182,411
Future lease payments receivable in car rental transactions under the Flexdrive program are not material since the lease term is less than a month.
 8. Commitments and Contingencies
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are issued under the Revolving Credit Facility (as defined below) and none are collateralized by cash. As of June 30, 2025 and December 31, 2024, the Company had letters of credit outstanding that reduced the available credit under the Revolving Credit Facility (as defined below) of $60.7 million and $72.6 million, respectively.
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
Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. Trial took place from May 13, 2024 to June 3, 2024. On June 27, 2024, the parties reached a resolution to dismiss the litigation with prejudice and Massachusetts drivers have begun receiving new benefits and maintained their flexibility as independent contractors. The amount accrued for these matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of June 30, 2025.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through March 31, 2018. The NJDOL issued an assessment on June 4, 2019 and subsequently issued an updated assessment on March 31, 2021. On August 2, 2024, the NJDOL issued a revised assessment based upon a different methodology. The Company filed a petition to challenge the assessment. In June 2025, the Company notified the NJDOL that it would pay the assessment under protest. The Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheets as of June 30, 2025.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheets as of June 30, 2025.
In June 2022, the California Employment Development Department ("EDD") opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2018 to 2020. The EDD issued an assessment on June 9, 2023 and subsequently issued an updated assessment on June 27, 2023. The Company filed a petition to challenge the assessment. The Company and the EDD reached an agreement to resolve the assessment in March 2025. An accrual for this matter is reflected within accrued and other current liabilities on the condensed consolidated balance sheets as of June 30, 2025.
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
Patent Litigation
The Company is currently involved in legal proceedings related to alleged infringement of patents and other intellectual property and, in the ordinary course of business, the Company receives correspondence from other purported holders of patents and other intellectual property offering to sell or license such property and/or asserting infringement of such property. While the ultimate resolution of these matters is uncertain, the Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable.
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
Securities Litigation
From time to time, the Company becomes involved in putative class actions, investigations, and other matters alleging violations of securities laws, breaches of fiduciary duties, and other causes of actions relating to the Company’s securities, financial disclosures, corporate governance and/or offerings.

 9. Debt
Outstanding debt obligations as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	Maturities	Interest Rates as of June 30, 2025	June 30, 2025	December 31, 2024
Convertible senior notes due 2025 (the "2025 Notes")	May 2025	— %	$—	$390,175
Convertible senior notes due 2029 (the "2029 Notes")	March 2029	0.625%	451,227	450,081
Non-revolving Loan	2026	7.61%	154	510
Master Vehicle Loan	2025 - 2028	5.35% - 7.10%	121,800	154,281
Total long-term debt, including current maturities			$573,181	$995,047
Less: Convertible senior notes, current (1)			—	390,175
Less: Long-term debt, current (2)			46,649	38,904
Total long-term debt			$526,532	$565,968
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
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense related to the 2025 Notes and 2029 Notes	$1,407	$2,184	$3,591	$4,797
Amortization of debt discount and issuance costs related to the 2025 Notes and 2029 Notes	762	951	1,689	1,755
Vehicle loans and other interest expense	2,863	4,717	5,902	8,348
Interest expense	$5,032	$7,852	$11,182	$14,900
Convertible Senior Notes due 2025
In May 2020, the Company issued $747.5 million aggregate principal amount of 1.50% convertible senior notes due 2025 (the "2025 Notes"), pursuant to an indenture, dated May 15, 2020, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. The net proceeds from this offering were approximately $733.2 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and were amortized to interest expense using the effective interest method over the contractual term. Prior to maturity, the 2025 Notes were senior unsecured obligations of the Company with interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020, at a rate of 1.50% per year.
In February 2024, the Company, through privately negotiated agreements in connection with the issuance of the 2029 Notes (as defined below), repurchased approximately $356.8 million in aggregate principal amount of 2025 Notes for an aggregate repurchase price of approximately $350.0 million. The Company recognized this repurchase as an extinguishment of debt and recorded a gain on extinguishment of $5.1 million in other income, net on the condensed consolidated statement of operations.
The 2025 Notes matured on May 15, 2025. Upon maturity, the Company fully settled the outstanding $390.7 million aggregate principal amount of 2025 Notes and $2.9 million of accrued interest in cash.
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
Debt issuance costs related to the 2029 Notes totaled $11.8 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of June 30, 2025, the unamortized debt discount and debt issuance cost of the 2029 Notes was $8.8 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended June 30, 2025 was 1.16%.
During the quarter ended June 30, 2025, the 2029 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on June 30, 2025, the if-converted value of the 2029 Notes was $343.9 million, which would not exceed the outstanding principal amount.

The net carrying amounts of the Notes were as follows (in thousands):

	June 30, 2025	December 31, 2024
2025 Notes
Principal	$—	$390,719
Unamortized debt discount and debt issuance costs	—	(544)
Net carrying amount of liability component	$—	$390,175

2029 Notes
Principal	$460,000	$460,000
Unamortized debt discount and debt issuance costs	(8,773)	(9,919)
Net carrying amount of liability component	$451,227	$450,081
As of June 30, 2025, the total estimated fair value (which represents a Level 2 valuation) of the 2029 Notes was approximately $493.2 million. The estimated fair value of the 2029 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2029 Notes in an over-the-counter market on the last trading day of the period.
The Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates at a cost of approximately $132.7 million (the “2025 Capped Calls”). The 2025 Capped Calls covered, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2025 Notes sold in the offering. By entering into the 2025 Capped Calls, the Company expected to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2025 Notes was settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the trading price of the Company's Class A common stock price exceeded the conversion price of the 2025 Notes. The cap price of the 2025 Capped Calls was initially $73.83 per share, subject to certain adjustments under the terms of the 2025 Capped Calls. The 2025 Capped Calls expired in May 2025.
In connection with the issuance of the 2029 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions at a cost of approximately $47.9 million (the “2029 Capped Calls” and together with the 2025 Capped Calls, the “Capped Calls”). The 2029 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2029 Notes sold in the offering. By entering into the 2029 Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2029 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2029 Notes the trading price of the Company’s Class A common stock price exceeds the conversion price of the 2029 Notes. The cap price of the 2029 Capped Calls is initially $31.82 per share and is subject to certain adjustments under the terms of the 2029 Capped Calls.
The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in capital within shareholders’ equity.
Non-revolving Loan
Flexdrive has a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender. On September 12, 2024, the Non-revolving Loan was amended, extending the Company's ability to draw through September 30, 2025. As amended to date, the Non-revolving Loan provides for a borrowing capacity of $50.0 million, though Flexdrive may request an extension of credit in the form of advances up to a maximum principal amount of $130 million to purchase new Hyundai and Kia vehicles, or for other purposes, subject to approval by the lender. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36-month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48-month term. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan. As of June 30, 2025, a total of $5.2 million had been drawn under the Non-revolving Loan and $44.8 million is remaining under the facility.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of June 30, 2025, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of June 30, 2025, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $0.2 million and $123.7 million, respectively, as of June 30, 2025 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	$16,361
2026	55,245
2027	50,218
2028	130
2029	451,227
Thereafter	—
Total long-term debt outstanding	$573,181
Vehicle Procurement Agreement
Flexdrive has a Vehicle Procurement Agreement (“VPA”), as amended, with a third-party vehicle procurement provider (the “Procurement Provider”). Procurement services under the VPA include purchasing and upfitting certain motor vehicles as specified by Flexdrive, providing interim financing and providing certain fleet management services, including without limitation vehicle titling, registration and tracking services on behalf of Flexdrive. Pursuant to the terms of the VPA, Flexdrive will make the applicable payments to the Procurement Provider under the VPA either directly from its own funds or with the proceeds of advances made to Flexdrive under one of its credit facilities used by Flexdrive to finance the payment of such amounts. Interest on interim financings under the VPA is based on the prime rate.
The Procurement Provider has a security interest in vehicles purchased on behalf of Flexdrive until the full specified amounts due by Flexdrive in connection therewith have been paid to the Procurement Provider. The VPA includes customary affirmative and negative covenants applicable to Flexdrive. As of June 30, 2025, the Company was in compliance with all of its covenants under the VPA and as of June 30, 2025, the outstanding borrowings from interim financings under the VPA was $14.5 million, which is included within accrued and other current liabilities on the condensed consolidated balance sheets.
In March 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance its acquisition of motor vehicles on behalf of Flexdrive under the VPA, and in connection therewith, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement pursuant to which Flexdrive guarantees the Procurement Provider's payment and performance obligations under that revolving credit facility. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. The revolving credit facility renews annually and was most recently amended in June 2024, to extend the stated maturity date to September 2025. As of June 30, 2025, there was an immaterial amount outstanding under the revolving credit facility, the repayment of which is guaranteed by Flexdrive.
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
As of June 30, 2025, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
As of June 30, 2025, there were no other balances outstanding.
 10. Common Stock
Share Repurchase Program
In February 2025, the Company's board of directors authorized a program for the repurchase of up to $500 million of the Company's Class A common stock. Additionally, in May 2025, the Company's board of directors authorized an increase to the Company’s share repurchase program of an additional $250 million of the Company's Class A common stock, for a total overall authorization of up to $750 million. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company's discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.
During the three and six months ended June 30, 2025, the Company repurchased 12.8 million shares of Class A common stock for an aggregate amount of $200.0 million, excluding broker commissions and fees which were not material. The shares were repurchased at fair value with the par value of the shares retired charged against common stock and the remaining repurchase price allocated to additional paid-in capital on the condensed consolidated balance sheets. The Company retired shares upon repurchase. As of June 30, 2025, the Company had $550.0 million available to repurchase shares pursuant to the program.
The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax on net share repurchases is accrued and recorded to additional paid-in capital on the condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the accrued excise tax was not material.
Common Stock Repurchase
In connection with the issuance of the 2029 Notes in February 2024, the Company repurchased 3.1 million shares of its Class A common stock from investors in privately negotiated transactions for an aggregate repurchase price of approximately $50.0 million. The shares were repurchased at fair value with the par value of the shares retired charged against common stock and the remaining repurchase price allocated to additional paid-in capital on the condensed consolidated balance sheets. The Company retired the shares upon repurchase.
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
Restricted Stock Units
The summary of RSU activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2024	26,194	$10.67	$336,282
Granted	22,496	13.22
Vested	(9,489)	14.57
Canceled	(2,706)	13.49
Unvested units as of June 30, 2025	36,495	$11.02	$575,163

Included in the grants for the six months ended June 30, 2025 are 1.9 million shares of PSUs. These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized using the accelerated attribution method over the requisite service periods of each individual tranche. All PSUs are subject to a continuous service condition in addition to certain performance criteria.
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
As of June 30, 2025, the total unrecognized compensation cost was $251.1 million related to all unvested awards. The Company expects to recognize this expense over the remaining weighted-average period of approximately one year. Generally, RSUs vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
Employee Stock Purchase Plan
A total of 6.0 million shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2024, 17.4 million additional shares of Class A common stock were reserved for issuance under the ESPP. As of June 30, 2025, 6.8 million shares of Class A common stock have been purchased under the ESPP.
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
The Company recorded income tax expense of $4.1 million and $7.4 million in the three and six months ended June 30, 2025, respectively, and $1.9 million and $4.4 million in the three and six months ended June 30, 2024, respectively. The effective tax rate was 9.18% and 14.76% for the three and six months ended June 30, 2025, respectively, and 26.96% and (20.13)% for the three and six months ended June 30, 2024, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest or penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2025 and December 31, 2024.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some, or all, of its deferred tax assets will not be realizable in the future. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. As of June 30, 2025, the Company maintains its valuation allowance against its U.S. federal and state net deferred tax assets. Based on the Company’s assessment of current and anticipated future earnings, it is reasonably possible that sufficient positive evidence of sustained U.S. profitability may become available in the foreseeable future to reach a conclusion that the U.S. valuation allowance will no longer be needed. The timing and amount of the valuation allowance release could vary based on the level of profitability that the Company is actually able to achieve.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes a broad range of tax provisions, such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its condensed consolidated financial statements.

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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to common stockholders, basic and diluted	$40,314	$5,014	$42,881	$(26,521)

Denominator
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	417,242	406,512	418,793	404,033
Effect of potentially dilutive common stock equivalents	5,711	5,457	5,344	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	422,953	411,969	424,137	404,033

Basic net income (loss) per share attributable to common stockholders	$0.10	$0.01	$0.10	$(0.07)
Diluted net income (loss) per share attributable to common stockholders	$0.10	$0.01	$0.10	$(0.07)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	1,296	13,712	1,296	19,032
2025 Notes(1)(2)	—	10,178	—	10,178
2029 Notes(1)(3)	21,821	21,821	21,821	21,821
Performance based restricted stock units	14,956	13,709	14,956	14,829
ESPP	1,416	1,269	1,416	1,332
Stock options	—	—	—	442
Total	39,489	60,689	39,489	67,634
_______________
(1)In connection with the issuance of the Notes, the Company entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. Refer to Note 9 “Debt” to the condensed consolidated financial statements for further information.
(2)The 2025 Capped Calls were expected to reduce the potential dilution to the Company's Class A common stock (or, in the event a conversion of the 2025 Notes was settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the 2025 Notes the Company's Class A common stock price exceeded the conversion price of the 2025 Notes. Refer to Note 9 “Debt” to the condensed consolidated financial statements for further information.
(3)The 2029 Capped Calls are expected to reduce the potential dilution to the Company's Class A common stock (or, in the event a conversion of the 2029 Notes are settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the 2029 Notes the Company's Class A common stock price exceeds the conversion price of the 2029 Notes. Refer to Note 9 “Debt” to the condensed consolidated financial statements for further information.
 13. Variable Interest Entities
VIEs Related to Lyft’s Network of Bikes and Scooters
The Company has several joint ventures (“JVs”) pertaining to its bikes and scooters operations, which were deemed to be variable interest entities (“VIEs”) in accordance with ASC 810 Consolidation on the acquisition date. The Company determined that it is the primary beneficiary of one of these VIEs, in which it owns an 80% equity interest, as the Company has the power to direct the majority of the activities of the VIE that most significantly impact its economic performance, the obligation to absorb losses and the right to receive benefits. As the Company is the primary beneficiary of the VIE, the assets, liabilities, non-controlling interest, revenues and operating results are included in the condensed consolidated financial statements.
For the remaining JVs associated with its bikes and scooters operations, the Company has determined that it does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s condensed consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income, net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs within other investments in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the three and six months ended June 30, 2025.
The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, the Company were to make which was immaterial as of June 30, 2025.
Other VIEs
In 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board of directors of such company. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity's economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company's ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company's maximum exposure to the VIE. During the quarter ended June 30, 2025, there was an immaterial change in the Company's claim on the net assets of the investment. There was no impairment of the investment.

 14. Subsequent Events
Acquisition of Freenow
On July 31, 2025, the Company completed the acquisition of Intelligent Apps GmbH (d/b/a Freenow), a leading European multi-mobility application with taxi offering at its core. Upon the close of the transaction, the Company paid approximately €204.1 million in cash, inclusive of closing adjustments. Given the recent timing of the closing of this transaction, the Company is in the process of determining the fair values of the acquired assets and assumed liabilities.

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
Our Business
Today, Lyft operates as a global mobility platform offering a mix of rideshare, taxis, private hire vehicles, car sharing, bikes, and scooters across 4 continents in select cities. Our established, scaled network of users is brought together by our robust technology platform (the “Lyft Platform”) that powers rides and connections every day. Our Lyft mobile application (the “Lyft App”) connects riders with drivers for on-demand ride services and supports a variety of other multimodal mobility solutions.
Substantially all of our revenue is generated from our ridesharing marketplace that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. We also generate revenue from licensing and data access agreements, the sale of bikes and bike station software and hardware, advertising services, riders renting through our network of shared bikes and scooters, drivers renting vehicles through Express Drive and by making our ridesharing marketplace available to organizations through our Lyft Business offerings.
Recent Developments
On July 31, 2025, we completed the previously announced acquisition of Intelligent Apps GmbH (d/b/a Freenow), a leading European multi-mobility application with taxi offering at its core. The acquisition marks Lyft's first expansion outside of North America, beyond bikes and scooters. Upon the close of the transaction, the Company paid approximately €204.1 million in cash, inclusive of closing adjustments. Given the recent timing of the closing of this transaction, we are in the process of determining the fair values of the acquired assets and assumed liabilities.

Financial and Operational Results for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	% Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$1,588.2	$1,435.8	11%
Total costs and expenses	$1,585.8	$1,463.1	8%
Income (loss) from operations	$2.4	$(27.2)	109%
Net income	$40.3	$5.0	704%
Net income as a percentage of revenue	2.5%	0.3%
Net cash provided by operating activities	$343.7	$276.2	24%
Net cash provided by (used in) investing activities	$430.6	$(75.1)	673%
Net cash used in financing activities	$(647.6)	$(35.5)	(1724)%

Key Metrics and Non-GAAP Financial Measures
Active Riders	26.1	23.7	10%
Rides	234.8	205.3	14%
Gross Bookings	$4,490.1	$4,018.9	12%
Adjusted EBITDA(1)	$129.4	$102.9	26%
Net income as a percentage of Gross Bookings	0.9%	0.1%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.9%	2.6%
Free cash flow(1)(2)	$329.4	$256.4	28%
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
In the first quarter of 2025, we updated the definition of Active Riders to simplify the definition and better align the metric with future scaling of our business. Additionally, unique riders were previously identified by phone number and are now identified through a unique internal identifier. The change was adopted prospectively and periods prior to the first quarter of 2025 were not changed as the impact was not material.
The increase in the number of Active Riders in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was due primarily to our focus on rider and driver engagement, improved retention and overall marketplace health.
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
The increase in Rides in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was due primarily to our improved marketplace health, which resulted in an increase in Active Riders and increased ride frequency.
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
The increase in Gross Bookings in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was due primarily to Rides growth which benefited from continued improvements in marketplace health resulting in an increase in Active Riders and increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth.
The improvements in net income as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 were due primarily to our focus on cost discipline as growth in Gross Bookings outpaced growth in total costs and expenses, along with improved marketplace health.
Components of Results of Operations
Revenue
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from bikes and bike station hardware and software sales, revenue from licensing and data access agreements and revenue from arrangements to provide advertising services to third parties that are interested in reaching users of our platform. Revenue also consists of rental revenues recognized through leases or subleases primarily from our wholly-owned subsidiary, Flexdrive Services, LLC ("Flexdrive") and our network of bikes and scooters, which includes revenue generated from single-use ride fees paid by riders of our network of bikes and scooters. Revenue derived from these offerings is recognized in accordance with ASC 606 and ASC 842 as described in the Critical Accounting Estimates and in Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Operations and Support
Operations and support expenses primarily consist of personnel-related compensation costs of local operations teams and teams who provide phone, email and chat support to users, bikes and scooters fleet operations support costs, driver background checks and onboarding costs, fees paid to third-parties providing operations support, facility costs and certain car rental fleet support costs. Bikes and scooters fleet operations support costs include general repairs and maintenance, and other customer support activities related to repositioning bikes and scooters for rider convenience, cleaning and safety checks.
Research and Development
Research and development expenses primarily consist of personnel-related compensation costs and facilities costs. Research and development costs are expensed as incurred.
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, certain driver incentives, advertising expenses, rider refunds and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Incentive programs are intended to improve our marketplace. In the second quarter of 2025, we determined that certain components should be excluded from our disclosure of incentives. Accordingly, prior period amounts disclosed have been changed to conform to current period presentation.
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
Interest Expense
Interest expense consists primarily of interest incurred on our convertible senior notes due 2025 (the "2025 Notes") and convertible senior notes due 2029 (the "2029 Notes"), as well as the related amortization of deferred debt issuance costs and debt discount. Interest expense also includes interest incurred on our Non-Revolving Loan and our Master Vehicle Loan.
Other Income, Net
Other income, net consists primarily of interest earned on our cash, cash equivalents and restricted and unrestricted investments.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$1,588,183	$1,435,846	$3,038,355	$2,713,047
Costs and expenses
Cost of revenue	935,734	819,518	1,798,608	1,574,880
Operations and support	117,433	115,734	223,768	218,776
Research and development	109,325	98,807	221,820	198,830
Sales and marketing	190,922	176,370	372,939	321,842
General and administrative	232,339	252,643	447,639	488,896
Total costs and expenses	1,585,753	1,463,072	3,064,774	2,803,224
Income (loss) from operations	2,430	(27,226)	(26,419)	(90,177)
Interest expense	(5,032)	(7,852)	(11,182)	(14,900)
Other income, net	46,989	41,943	87,906	83,000
Income (loss) before income taxes	44,387	6,865	50,305	(22,077)
Provision for income taxes	4,073	1,851	7,424	4,444
Net income (loss)	$40,314	$5,014	$42,881	$(26,521)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	58.9	57.1	59.2	58.0
Operations and support	7.4	8.1	7.4	8.1
Research and development	6.9	6.9	7.3	7.3
Sales and marketing	12.0	12.3	12.3	11.9
General and administrative	14.6	17.6	14.7	18.0
Total costs and expenses	99.8	101.9	100.9	103.3
Income (loss) from operations	0.2	(1.9)	(0.9)	(3.3)
Interest expense	(0.3)	(0.5)	(0.4)	(0.5)
Other income, net	3.0	2.9	2.9	3.1
Income (loss) before income taxes	2.8	0.5	1.7	(0.8)
Provision for income taxes	0.3	0.1	0.2	0.2
Net income (loss)	2.5%	0.3%	1.4%	(1.0)%

Comparison of the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Revenue	$1,588,183	$1,435,846	11%	$3,038,355	$2,713,047	12%
Revenue increased $152.3 million, or 11%, in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due primarily to an increase of 14% in Rides and 10% in Active Riders as we benefited from increased ride frequency, which is demonstrated by Rides growth exceeding Active Riders growth, and continued improvements in marketplace health. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $41.7 million for the quarter ended June 30, 2025 as compared to the same quarter in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
Revenue increased $325.3 million, or 12%, in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due primarily to an increase of 15% in Rides as we benefited from continued improvements in marketplace health. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $47.5 million for the six months ended June 30, 2025 as compared to the same period in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of shared bikes and scooters.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Cost of revenue	$935,734	$819,518	14%	$1,798,608	$1,574,880	14%
Cost of revenue increased $116.2 million, or 14%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was due primarily to a $107.8 million increase in insurance costs driven by higher costs per mile paired with increased ride volume and a $6.2 million increase in transaction fees driven by higher ride volume.
Cost of revenue increased $223.7 million, or 14%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was due primarily to a $207.4 million increase in insurance costs driven by higher costs per mile paired with increased ride volume. There was also an increase of $11.7 million in transaction fees driven by higher ride volume.
We expect to see cost of revenue increase in the near term on a year over year basis due to higher insurance costs driven by recent economic factors and the renewals of our third-party insurance agreements.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Operations and support	$117,433	$115,734	1%	$223,768	$218,776	2%
Operations and support expenses increased $1.7 million, or 1% in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Operations and support expenses increased $5.0 million, or 2%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Research and development	$109,325	$98,807	11%	$221,820	$198,830	12%
Research and development expenses increased $10.5 million, or 11%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to an $6.6 million increase in stock-based compensation and a $3.5 million increase in personnel-related costs driven by increased headcount.
Research and development expenses increased $23.0 million, or 12%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to a $15.0 million increase in stock-based compensation and a $5.0 million increase in personnel-related costs driven by increased headcount.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Sales and marketing	$190,922	$176,370	8%	$372,939	$321,842	16%
Sales and marketing expenses increased $14.6 million, or 8%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to an increase in costs related to rider, driver and bikes and scooters rider incentive programs due to investments in rider engagement, which increased by $18.4 million from $81.5 million for the three months ended June 30, 2024 to $99.9 million for the three months ended June 30, 2025.
Sales and marketing expenses increased $51.1 million, or 16%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to an increase in costs related to rider, driver and bikes and scooters rider incentive programs due to investments in rider engagement, which increased by $37.9 million from $145.8 million for the six months ended June 30, 2024 to $183.7 million for the six months ended June 30, 2025. There was also a $10.8 million increase in rebates and an $8.1 million increase in rider refunds. These increases were partially offset by a $4.0 million decrease in driver and rider programs primarily related to advertising expenses and partnerships.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
General and administrative	$232,339	$252,643	(8)%	$447,639	$488,896	(8)%
General and administrative expenses decreased $20.3 million, or 8%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was primarily due to a $24.6 million net decrease in certain loss contingencies related to tax accrual and legal settlements and a $10.5 million decrease in stock-based compensation. These decreases were partially offset by an $18.6 million increase in an accrual for self-retained general business liabilities and a $4.4 million increase in consulting and advisory costs.
General and administrative expenses decreased $41.3 million, or 8%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was primarily due to a $59.5 million net decrease in certain loss contingencies including legal and tax accruals and settlements, an $8.8 million decrease in stock-based compensation and an $8.0 million decrease in bad debt expense. These decreases were partially offset by increases of $26.6 million in an accrual for self-retained general business liabilities and $13.6 million in consulting and advisory costs.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Interest expense	$(5,032)	$(7,852)	(36)%	$(11,182)	$(14,900)	(25)%
Interest expense decreased $2.8 million, or 36%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Interest expense decreased $3.7 million, or 25%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Other income, net	$46,989	$41,943	12%	$87,906	$83,000	6%
Other income, net increased $5.0 million, or 12%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to an $8.3 million increase due to foreign currency exchange which was partially offset by a $1.1 million decrease in interest income.
Other income, net increased $4.9 million, or 6%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to an $11.3 million increase due to foreign currency exchange. This increase was partially offset by a decrease from a $5.1 million gain on extinguishment recognized in the first quarter of 2024 related to the partial repurchase of 2025 Notes.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Provision for income taxes	$4,073	$1,851	120%	$7,424	$4,444	67%
Provision for income taxes increased $2.2 million, or 120%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Provision for income taxes increased $3.0 million or 67%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Non-GAAP Financial Measures

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$1,588.2	$1,435.8	11%	$3,038.4	$2,713.0	12%
Net income (loss)	$40.3	$5.0	704%	$42.9	$(26.5)	262%
Net income (loss) as a % of revenue	2.5%	0.3%		1.4%	(1.0)%
Net cash provided by operating activities	$343.7	$276.2	24%	$631.0	$432.4	46%
Net cash provided by (used in) investing activities	$430.6	$(75.1)	673%	$496.3	$(317.2)	256%
Net cash used in financing activities	$(647.6)	$(35.5)	(1724)%	$(699.3)	$(66.9)	(946)%

Key Metrics and Non-GAAP Financial Measures
Gross Bookings	$4,490.1	$4,018.9	12%	$8,652.5	$7,712.1	12%
Adjusted EBITDA(1)	$129.4	$102.9	26%	$235.9	$162.3	45%
Net income (loss) as a percentage of Gross Bookings	0.9%	0.1%		0.5%	(0.3)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.9%	2.6%		2.7%	2.1%
Free cash flow(1)(2)	$329.4	$256.4	28%	$610.2	$383.5	59%
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
•other income, net;
•provision for income taxes;
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
We exclude certain costs related to acquisitions including due diligence costs, professional fees in connection with an acquisition, certain financing costs, and certain integration-related expenses. These expenses are unpredictable, and depend on factors that may be outside of our control and are not reflective of our ongoing core operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of costs related to acquisitions, may not be indicative of such future costs. We believe excluding costs related to acquisitions, divestitures and other corporate matters facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.
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

Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$40.3	$5.0	$42.9	$(26.5)
Adjusted to exclude the following:
Interest expense(1)	6.2	9.4	13.6	17.8
Other income, net	(47.0)	(41.9)	(87.9)	(83.0)
Provision for income taxes	4.1	1.9	7.4	4.4
Depreciation and amortization	30.6	37.7	64.2	70.1
Stock-based compensation	82.1	85.7	175.3	165.8
Payroll tax expense related to stock-based compensation	3.9	4.2	7.9	11.6
Sublease income	0.1	1.0	0.1	2.1
Costs related to acquisitions, divestitures and other corporate matters(2)	9.1	—	12.3	—
Adjusted EBITDA(3)	$129.4	$102.9	$235.9	$162.3
Gross Bookings	$4,490.1	$4,018.9	$8,652.5	$7,712.1
Net income (loss) as a percentage of Gross Bookings	0.9%	0.1%	0.5%	(0.3)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.9%	2.6%	2.7%	2.1%
_______________
(1)Includes $1.2 million and $2.5 million related to the interest component of vehicle related finance leases within cost of revenue in the three and six months ended June 30, 2025, respectively. Includes $1.5 million and $2.9 million related to the interest component of vehicle related finance leases within cost of revenue in the three and six months ended June 30, 2024, respectively. Refer to Note 7 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle related finance leases.
(2)Includes certain acquisition-related costs which consist of due diligence costs, professional fees, certain financing costs, as well as certain integration-related expenses. These expenses are unpredictable, and depend on factors that may be outside of our control and are not reflective of our ongoing core operations. We believe excluding costs related to acquisitions, divestitures and other corporate matters facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.
(3)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Net cash provided by operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net cash provided by operating activities	$343.7	$276.2	$631.0	$432.4
Less: purchases of property and equipment and scooter fleet	(14.3)	(19.8)	(20.8)	(48.9)
Free cash flow(1)	$329.4	$256.4	$610.2	$383.5
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash provided by operating activities	$630,962	$432,379
Net cash provided by (used in) investing activities	496,262	(317,157)
Net cash used in financing activities	(699,272)	(66,883)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	1,120	(501)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$429,072	$47,838
Operating Activities
Cash provided by operating activities was $631.0 million for the six months ended June 30, 2025, which consisted of net income of $42.9 million adjusted for $199.4 million of non-cash items, and changes in working capital of $388.7 million. Net income (loss) improved from $(26.5) million for the six months ended June 30, 2024 to $42.9 million for the six months ended June 30, 2025 as a result of increased revenue and continued cost discipline. Non-cash adjustments primarily consisted of stock-based compensation expense of $175.3 million, which increased year over year, and depreciation and amortization expense of $64.2 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to prior periods, paired with an increase in ride volume in the first half of 2025 compared to prior periods, (ii) an increase in insurance related accruals and (iii) a decrease in insurance related assets primarily due to amortization. There also was an increase in accounts receivables and a net increase in accrued driver payments due to timing of payments, a decrease in our operating lease liabilities related to ordinary payments for our real estate operating leases, and a decrease in certain loss contingencies including tax and legal accruals.
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
Investing Activities
Cash provided by investing activities was $496.3 million for the six months ended June 30, 2025, which primarily consisted of proceeds from sales and maturities of marketable securities of $2.1 billion and sales of property and equipment of $31.2 million, partially offset by purchases of marketable securities of $1.6 billion and purchases of property and equipment and scooter fleet of $20.8 million.
Cash used in investing activities was $317.2 million for the six months ended June 30, 2024, which primarily consisted of purchases of marketable securities of $2.1 billion partially offset by proceeds from sales and maturities of marketable securities of $1.8 billion.
Financing Activities
Cash used in financing activities was $699.3 million for the six months ended June 30, 2025, which primarily consisted of repayment of our 2025 Notes of $390.7 million, repurchase of Class A common stock of $200.0 million, taxes paid related to net share settlement of equity awards of $61.5 million, and repayment of loans of $33.2 million and principal payments on finance lease obligations of $20.9 million.
Cash used in financing activities was $66.9 million for the six months ended June 30, 2024, which primarily consisted of repayment of loans of $41.0 million and principal payments on finance lease obligations of $23.6 million. This also included a net cash inflow of $0.2 million related to transactions related to the issuance of our 2029 Notes which included $460.0 million in proceeds from the issuance of the 2029 Notes and expenditures of $350.0 million related to the settlement of the 2025 Notes,

$50.0 million related to the repurchase of Class A Common Stock, $47.9 million related to the purchase of the privately negotiated capped call transactions in connection with the issuance of the 2029 Notes ("2029 Capped Calls") and $11.9 million in payments of debt issuance costs.
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of approximately $913.8 million and short-term investments of approximately $878.3 million, exclusive of restricted cash and cash equivalents and restricted investments of $1.7 billion, and a revolving credit facility in an aggregate principal amount of $420.0 million as described below. The portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
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
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust assets as of June 30, 2025 and December 31, 2024 were $1.7 billion and $1.5 billion, respectively.
We have $1.8 billion in unrestricted cash and cash equivalents and short-term investments as of June 30, 2025. We also have the ability to borrow an aggregate principal amount of up to $420.0 million under the Revolving Credit Facility, none of which has been drawn as of June 30, 2025. Our available credit under the Revolving Credit Facility is reduced by $60.7 million in letters of credit issued under the Revolving Credit Facility as of June 30, 2025. We believe that this provides sufficient liquidity to meet our working capital needs, inclusive of short-term commitments such as capital expenditures needs for at least the next 12 months. In the second quarter of 2025, we fully settled the outstanding $390.7 million aggregate principal amount of 2025 Notes in cash at maturity. On July 31, 2025, we completed the previously announced acquisition of

Freenow, a leading European multi-mobility application with taxi offering at its core. Upon close of the transaction, we paid approximately €204.1 million in cash, inclusive of closing adjustments.
In February 2025, we announced that our board of directors had authorized a program for the repurchase of up to $500.0 million of our Class A common stock. In May 2025, our board of directors authorized an increase to the share repurchase program of an additional $250.0 million of our Class A common stock, for a total overall authorization of up to $750.0 million, and we announced our intent to utilize $500.0 million of this authorization before the end of the second quarter of 2026. During the six months ended June 30, 2025, we repurchased an aggregate amount of $200.0 million of our Class A common stock under the program, excluding broker commissions and fees. As of June 30, 2025, $550.0 million remained available under the repurchase authorization. We have entered into, and from time to time expect to enter into, Rule 10b5-1 trading plans to facilitate the repurchase of shares under the authorization. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Refer to Note 10 "Common Stock" to the condensed consolidated financial statements for information regarding this program.
We plan to continue to focus on and actively manage our cash balances and liquidity, capital expenditures, working capital and operating expenses. In particular, we continue to actively monitor the impact of the uncertain macroeconomic environment, including credit markets, inflation and interest rates, and have made adjustments to our expenses and cash flow which include headcount reductions in recent years. Our future capital requirements will depend on many factors, including, but not limited to our growth, the effectiveness of our efforts to align our expenses with our current operating needs and short-term commitments, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities, as well as satisfaction of our obligations with respect to indebtedness. Further, in the future, we may enter into arrangements to acquire or invest in businesses, products, services and technologies. From time to time, we have raised and we may in the future seek, additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations, or to refinance our existing or future indebtedness. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. The terms of any additional financings or refinancings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Contractual Obligations and Commitments
As of June 30, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk
As of June 30, 2025, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.8 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.7 billion. As of June 30, 2025, we had long-term debt of $573.2 million, which primarily consisted of the fixed-rate 2029 Notes we issued in February 2024. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
Foreign Currency Exchange Risk
Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•the accuracy of background checks on potential or current drivers and our third-party providers' ability to effectively conduct such background checks;
•changes to our pricing practices;
•the growth and development of our network of shared bikes and scooters and the quality of and supply chain for our network of shared bikes and scooters;
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
•plan for and manage capital expenditures for our current and future offerings, including our network of shared bikes and scooters and certain vehicles in the Express Drive program, and manage our supply chain and supplier relationships related to our current and future offerings;
•develop, manufacture, source, deploy, sell, maintain and ensure utilization of our assets, including our network of shared bikes and scooters and certain vehicles in the Express Drive program;
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
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance and industry-wide sectoral bargaining for rideshare drivers. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of June 30, 2025, we had $251.1 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately one year. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into the United States and Canada. There are also a number of companies developing and introducing autonomous vehicle technology and TaaS offerings that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Baidu, Motional, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
Certain of our competitors and potential competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect the health of our marketplace and our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or network of shared bikes and scooters, or they may have other financial, technical or resource advantages. These factors may allow our competitors or potential competitors to derive greater gross bookings, revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs, offer more attractive pricing on their platforms or respond more quickly to new and emerging technologies, revenue opportunities and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings.
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
Prior to 2020, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is relatively new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases. In response to the COVID-19 pandemic, we paused our Shared Rides offerings, and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures. We had to suspend or discontinue these offerings from time to time due to various concerns. In the event of significant public health concerns, such as COVID-19, or other events beyond our control, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, longer-term behavioral and social shifts, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, we currently offer Shared Rides in connection with business-to-business partnerships and only in select markets. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
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
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other ridesharing or bike and scooter sharing platforms. We believe that our paid marketing initiatives have been and will continue to be critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms and pricing policies, the quality of our service, including timely pick-ups, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and bikes and scooters rentals during the winter months, which may harm our ability to attract and retain riders during such periods. From time to time, we have also experienced volatility in the health of our overall marketplace. We cannot predict whether these impacts will continue, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters, our business, financial condition and results of operations could be adversely affected.
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
We have, from time to time, ceded portions of retained insurance risk to third-parties, including as described in the “Insurance Reserves” subheading in Note 8, Supplemental Financial Statement Information to the consolidated financial statements included in our Annual Report on Form 10-K. These transactions may cause us to incur additional expenses in the total cost of this risk, and we are subject to recapture of the risk if any third-party reinsurer were to default on their reinsurance obligation.
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
•accidents, defects or other negative incidents involving autonomous vehicles or network of shared bikes and scooters on our platform or bikes and scooters sold to third parties;
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
While we continue to maintain that drivers on our platform are independent contractors in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing and earnings methodologies, or make other changes to our business and operations, to account for such a change to driver classification. Proposition 22 in California, HB 2076 in Washington and agreements with the New York and Massachusetts Attorneys General have enabled us to provide additional earning opportunities to drivers in those states, including guaranteed earnings. The transition has required, and will continue to require, additional costs and we expect to face other challenges as we transition drivers to these new models, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, while the California Supreme Court rejected a constitutional challenge to Proposition 22 on July 25, 2024, other potential litigation to overturn Proposition 22, litigation over Lyft’s compliance with Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model, or other changes we may need to make to our business and operations. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate. We have experienced in the past and may experience in the future underpricing or overpricing of our offerings due to changes we make to the technology used in our pricing. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters and certain vehicles in our Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
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
We design and contract to manufacture bikes and scooters using a limited number of external suppliers, and a continuous, stable and cost-effective supply of bikes and scooters that meets our standards is critical to our operations. We expect to continue to rely on external suppliers in the future. There can be no assurance we will be able to maintain our existing relationships with these suppliers and continue to be able to source our bikes and scooters on a stable basis, at a reasonable price or at all. We also design and contract to manufacture certain assets related to our network of shared bikes and scooters and we rely on a small number of suppliers, and in some instances a sole supplier, for components and manufacturing services. Similarly, we rely on external vendors to provide field services to our bike and scooter operations. There can be no assurance we will be able to maintain our existing relationships with these vendors. Also, from time to time we transition these services in one or more geographies from one vendor to another, and the transition process could interrupt or otherwise adversely affect our operations.
The revenue we generate from our network of shared bikes and scooters fluctuates from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of shared bikes and scooters, however, we generally experience a decline in demand for our bike and scooter rentals over the winter season and an increase during more temperate and dry seasons. Additionally, from time to time we may re-evaluate the markets in which we operate and the performance of our network of shared bikes and scooters, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, in recent years, we discontinued our shared scooter and/or shared bike programs in a number of cities due to a number of factors including onerous contractual requirements, institutionalized theft, and lack of public investment. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
Challenges relating to the supply chain for our network of shared bikes and scooters could adversely affect our business, financial condition and results of operations.
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
We incur significant costs related to the design, purchase, sourcing and operations of our network of shared bikes and scooters and we expect to continue incurring such costs as we operate our network of shared bikes and scooters. The prices and availability of bikes and scooters and related products may fluctuate depending on factors beyond our control including market and economic conditions, tariffs, changes to import or export regulations and demand. Substantial increases in prices of these assets or the cost of our operations would increase our costs and reduce our margins, which could adversely affect our business, financial condition and results of operations. Further, customs authorities may challenge or disagree with our classification, valuation or country of origin determinations of our imports. Such challenges could result in tariff liabilities, including tariffs on past imports, as well as penalties and interest. Although we have reserved for potential payments of possible tariff liabilities in our condensed consolidated financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.
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
We have invested, and plan to continue to invest, in the development of autonomous vehicle-related technology for use on our platform. We currently partner and have partnered in the past with several companies to develop autonomous vehicle technology and offerings, and to make autonomous vehicle technology and offerings available on our platform. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and our current or future partners may decide to terminate or scale back their partnerships with us. For example, in October 2022, one of our autonomous vehicle partners announced its wind-down, and as a result we incurred a total impairment charge of $135.7 million consisting of impairments of our non-marketable equity investment in such company and other assets. Following the sale of our Level 5 self-driving vehicle division in 2021, we no longer develop our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platforms, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our strategy with regard to autonomous vehicle technology development is not successful, our business, financial condition and results of operations could be adversely affected. Likewise, even if we successfully engage with autonomous vehicle technology partners, if our current or future autonomous vehicle technology partners are delayed or prevented from developing autonomous vehicle technology, for example, due to regulatory scrutiny or a decrease in available capital, our business, financial condition and results of operations could be adversely affected.
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
There are a number of existing laws, regulations and standards that may apply to autonomous vehicle technology, including vehicle standards that were not originally intended to apply to vehicles that may not have a human driver. Such regulations continue to rapidly evolve, which may increase the likelihood of complex, conflicting or otherwise inconsistent regulations, which may delay our ability to bring autonomous vehicle technology to market or significantly increase the compliance costs associated with this business strategy. In addition, there can be no assurance that the market will accept autonomous vehicles or the timing of such acceptance, if at all, and even if it does, that we will be able to execute on our business strategy or that our strategy and offerings will be successful in the market. Even if autonomous vehicle technology is successfully developed and implemented, there may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding autonomous vehicles, including the overall safety and the potential for injuries or death occurring as a result of accidents involving autonomous vehicles and the potential loss of income to human drivers resulting from widespread market adoption of autonomous vehicles. Such negative public perception may result from incidents on our platform, incidents on our partners’ or competitors’ platforms, or events around autonomous vehicles more generally. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.
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
As we operate our network of shared bikes and scooters, we are subject to claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders of our shared bikes and scooters, including potential indemnification claims. In some cases, we could be required to indemnify governmental entities or operating partners for claims arising out of issues, including issues that may be outside of our control, such as the condition of the public right of way. Any such claims arising from the use of our network of shared bikes and scooters, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our network of shared bikes and scooters. Further, the bikes and scooters we design and contract to manufacture using third-party suppliers and manufacturers, including certain assets and components we design and have manufactured for us, have in the past contained and could in the future contain design or manufacturing product issues, which could also lead to injuries or death to riders. There can be no assurance we will be able to detect, prevent, or fix all product issues, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Our shared bikes and scooters have experienced product issues from time to time, which has in the past resulted in, and, in the future may result in, product recalls and removal from service, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition and results of operations.
We design, contract to design and manufacture, sell, and directly and indirectly modify, maintain and repair bikes and scooters for our network of shared bikes and scooters. Such bikes and scooters have in the past contained, and, in the future may contain, product issues related to their design, materials or construction, may be improperly maintained or repaired or may be subject to vandalism. These product issues, improper maintenance or repair or vandalism have in the past unexpectedly interfered, and could in the future unexpectedly interfere, with the intended operations of the bikes or scooters, and have resulted, and could in the future result, in other safety concerns, including alleged injuries to riders or third parties. Although we, our contract manufacturers, and our third-party service providers test our bikes and scooters before they are deployed onto our network or sold, there can be no assurance we will be able to detect or prevent all product issues.
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

Such channels may not produce stable used vehicle prices and Flexdrive has experienced fluctuations in the used car market. It may be difficult to estimate the residual value of vehicles used in ridesharing, such as those rented to drivers through our Express Drive program. If Flexdrive is unable to obtain and maintain the fleet of vehicles cost-efficiently or if Flexdrive is unable to accurately forecast the residual values of vehicles in the fleet, our business, financial condition and results of operations could be adversely affected.
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
•any uncertainty related to third-party agreements to manage, sell ads, or otherwise to provide services in the Lyft Media ecosystem;
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
Our expansion, either through our first party offerings or third-party offerings through our partnerships, into bike and scooter sharing, other modes of transportation and vehicle rental program has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, our Wait & Save offering, which enables riders to opt for a longer wait time but pay a lower fare than for a Standard ride, while drivers earn the same as they do for a Standard ride, involves inherent challenges in predicting the future locations of drivers. We also face the risk that our network of shared bikes and scooters, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. Additionally, from time to time we reevaluate our offerings on our multimodal platform and have in the past decided and may again decide to discontinue or modify an offering or certain features. Such actions may negatively impact revenue in the short term and may not provide the benefits we expect in the long term. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
Our metrics and estimates, including the key metrics included in this report, are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third-party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and from time to time we have made adjustments to our processes for calculating our metrics in order to enhance accuracy, reflect newly available information, address errors in our methodologies, or other reasons, and we may make material adjustments in the future, which may result in changes to our metrics. The estimates and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. Further, as our business develops, we may introduce, revise or cease reporting certain metrics if we change how we manage our business such that new metrics are appropriate, if we determine that revisions are required to accurately or appropriately measure our performance, or if one or more metrics no longer represents an effective way to evaluate our business. If investors or analysts do not consider our metrics to be accurate representations of our business or compare our metrics to third-party estimates or similarly titled metrics of our competitors or others in our industry that are not calculated on the same basis, or if we discover material inaccuracies in our metrics, then the trading price of our Class A common stock and our business, financial condition and results of operations could be adversely affected.
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
Since 2017, we have provided and expanded our offerings in international markets and in July 2025, we acquired Freenow, a multi-mobility app with taxi service at its core, that operates in nine European countries. In addition, we have several international offices that support our business. We also transact internationally to source and manufacture bikes and scooters and may increase our business in international regions in the future. Operating outside of the United States, including expansion into livery and adding taxis to our service offerings, may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, human resources, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
In addition, international expansion has increased our risks in complying with laws and standards in the U.S. and other jurisdictions, including with respect to customs, anti-corruption, anti-bribery, political activity, export controls and trade and economic sanctions. Continued international expansion, including possible engagement with foreign government entities and organizations as customers for our bikes and scooters offerings, including bike-share products through PBSC, may further increase such compliance risks. Our recent acquisition of Freenow further increases these risks, particularly in light of Freenow’s regulated business model. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of applicable anti-corruption, anti-bribery, lobbying, export controls, sanctions and similar laws could result in adverse media coverage, investigations, significant legal fees, loss of export privileges, severe criminal or civil penalties or suspension or debarment from U.S. government contracts, and/or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
We are currently subject to some foreign currency exchange risk because our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Freenow conducts all of its operations outside of the United States through its subsidiaries or affiliates, which also operate in their respective local currencies. As a result, our international operations will account for a more significant portion of our overall operations, and our exposure to fluctuations in foreign currency exchange rates will increase. Because our condensed consolidated financial statements will continue to be presented in U.S. dollars, the local currencies will be translated into U.S. dollars at the applicable exchange rates for inclusion in our condensed consolidated financial statements, thereby increasing the foreign exchange risk.
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
The ridesharing industry, bikes and scooters sharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in the United States and Canada. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities, including airports, require us to obtain permits, pay fees or comply with certain reporting and other operational requirements to provide our ridesharing, bike and scooter sharing, and Flexdrive offerings. These jurisdictions and governmental entities may reject our applications for permits, revoke or suspend existing or deny renewals of permits to operate, delay our ability to operate, increase their fees, charge new types of fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings. Any of the foregoing actions by these jurisdictions and governmental entities could adversely affect our business, financial condition and results of operations.
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
•claims under new or existing laws pertaining to unionizing, collective bargaining and other concerted activity (for example, the passage by the voters of Massachusetts of ballot Question 3, which sets up a sectoral bargaining framework between drivers and rideshare companies);

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
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in a number of putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorneys General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in multiple jurisdictions. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As our business continues to evolve, the possibility of intellectual property rights claims against us grows based on the following: increase in public profile, increases in the number of competitors in our markets, our continued development of new technologies, new products and services, and new intellectual property, as well as potential international expansion. In addition, various products and services of ours host, integrate, or otherwise rely on third-party content or intellectual property, including our Lyft Media efforts, which provides a platform for third-party promotional advertisements, and our marketing and brand journalism efforts. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have sought to initiate licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
We receive, transmit, store and otherwise process a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996 as amended by the HITECH Act, or HIPAA, Section 5(c) of the Federal Trade Commission Act, or

FTC Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA. The scope of data protection laws may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA requires certain disclosures to California consumers and affords such consumers certain data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, several states in the U.S., including California and other states where we do business, have enacted legislation relating to privacy and information security, and the U.S. federal government and other states are also contemplating federal and state privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
Further, as we continue to expand our offerings and user base, and as we expand into new geographies, such as in connection with our acquisition of Freenow, we will become subject to additional privacy-related laws and regulations such as the General Data Protection Regulation. For example, in connection with the sale of our Level 5 self-driving vehicle division to Woven Planet, we have entered into certain data sharing and other agreements with Woven Planet to facilitate and accelerate the development of autonomous vehicle technology. In addition, our Lyft Media efforts provide third-party promotional advertisements, including those that may be personalized to users. Changes in the law or regulatory landscape could limit or prohibit activities in regard to any new offerings we undertake.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. As various levels of governments and international organizations become increasingly focused on tax reform, changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States passed the Inflation Reduction Act in 2022, which introduced a 1% excise tax on stock buybacks that could impact us in connection with a settlement of the capped call transactions and could increase the costs to us of any share repurchases, which could reduce the number of shares we repurchase. Further, the Organisation for Economic Co-operation and Development (“OECD”) released Pillar Two model rules defining a 15% global minimum tax for large multinational companies. While the Pillar Two Framework has been or is expected to be implemented in the tax laws of many jurisdictions, the current U.S. administration has signaled push-back against Pillar Two. Any of these or other developments or changes in tax laws or rulings in jurisdictions in which we operate could adversely affect our effective tax rate and our operating results.
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
In addition, local governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes and fees. For example, it is becoming more common for local governments to impose per trip taxes or fees specifically on TNC rides. Such taxes and fees may adversely affect our financial condition and results of operations.
In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities have raised and may continue to raise questions about or challenge or disagree with our calculation, reporting, or collection of taxes, and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and interest. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past transactions, as well as penalties and interest, and could discourage drivers and riders from utilizing our offerings or could otherwise harm our business, financial condition, and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our condensed consolidated financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.
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
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our condensed consolidated financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
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
We have established environmental programs, such as requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate-related policies such as California’s Clean Miles Standard and Incentive Program that imposes certain greenhouse gas and EV requirements on the TNC industry, and California climate-related reporting requirements such as California’s Senate Bill 253 (SB 253), Senate Bill 261 (SB 261) and Senate Bill 219 (SB 219). Massachusetts, New York City and Toronto are developing or have developed and implemented rules to address the environmental impact of rideshare, and Illinois, New York and Washington are debating climate-related reporting requirements similar to California’s. Further, other jurisdictions are likely to consider similar rules, regulations and/or reporting requirements in the future. Efforts to comply with these policies and reporting requirements are likely to increase our costs and any failure to meet the requirements could impact our ability to operate in the applicable jurisdiction. Failure to comply could also harm our reputation and brand.
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
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity and debt issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings, including potential new offerings. In November 2022, we entered into a $420.0 million revolving credit agreement, and we have $460.0 million in aggregate principal amount of 0.625% convertible senior notes due 2029 (the "2029 Notes") outstanding. From time to time, we may seek additional equity or debt financing, including by the issuance of securities, to finance our operations and growth or to refinance our existing indebtedness, among other things. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 2029 Notes, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets, joint ventures and strategic investments that complement our business, such as our acquisition of PBSC in May 2022 and our acquisition of Freenow in July 2025, as well as divestitures, partnerships and other transactions. We have previously acquired and invested in, and we continue to seek to acquire and invest in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business, new geographies and other opportunities that operate in relatively nascent markets. We also may explore investments in new technologies, which we may develop or other parties may develop. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities.
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
In February 2024, we issued our 2029 Notes in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of June 30, 2025, we had $573.2 million of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of June 30, 2025, and $60.7 million in letters of credit were issued under the Revolving Credit Facility as of June 30, 2025. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permitted us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company's common stock with the proceeds of a convertible note offering. See Note 9 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
In connection with the issuance of our 2029 Notes, we entered into the capped call transactions (the “2029 Capped Calls”) with certain financial institutions for the 2029 Notes (the “option counterparties”). We are subject to the risk that any or all of them might default under the 2029 Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the 2029 Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Logan Green, our co-founder and Chair of our board of directors holds approximately 19.04% of the voting power of our outstanding capital stock; and John Zimmer, our co-founder and Vice Chair of our board of directors, holds approximately 10.93% of the voting power of our outstanding capital stock. Therefore, our Co-Founders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Each Co-Founder’s voting power is as of June 30, 2025 and includes shares of Class A common stock expected to be issued upon the vesting of such Co-Founder’s RSUs within 60 days of June 30, 2025.
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
•issuance of shares of our Class A common stock, whether in connection with our equity incentive plans, an acquisition or upon conversion of our outstanding 2029 Notes;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2025 (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 - 30, 2025	—	$—	—	$500,000
May 1 -31, 2025	4,771	$16.23	4,771	$672,583
June 1 -30, 2025	8,002	$15.32	8,002	$550,000
Total	12,773		12,773
_______________
(1)Average price paid per share excludes broker commissions and fees.
(2)On February 11, 2025, we announced that our board of directors authorized the repurchase of up to $500 million of our Class A common stock. On May 8, 2025, we announced that our board of directors authorized an increase to the share repurchase program of an additional $250 million of our Class A common stock, for a total overall authorization of up to $750 million. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. Please refer to Note 10 "Common Stock" to the condensed consolidated financial statements for further information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On May 21, 2025, Erin Brewer, our Chief Financial Officer, and the Erin M. Brewer 2022 Trust, dated August 9, 2022, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 30,000 shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Brewer. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 1, 2026, or earlier if all transactions under the trading arrangement are completed.

On May 23, 2025, Lindsay Llewellyn, our Chief Legal Officer and Business Officer, and The Lindsay C. Llewellyn Living Trust dated July 7, 2023, adopted a Rule 10b5-1 trading arrangement (the “Llewellyn 2025 Plan”) providing for the sale from time to time of an aggregate of up to (i) 304,887 shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Llewellyn, less any shares to be withheld to satisfy applicable tax withholdings, (ii) 225,646 shares of Class A common stock, if any, issued upon the vesting and settlement of PSUs granted to Ms. Llewellyn (with the number of shares issued to Ms. Llewellyn and therefore sold to be determined based upon the satisfaction of performance conditions to which the PSUs are subject), less any shares to be withheld and to satisfy applicable tax withholdings and (iii) additional shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Llewellyn subsequent to the adoption of the trading arrangement and prior to August 20, 2026. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On May 27, 2025, Logan Green, Chair of our board of directors, Logan Green and Eva Gonda Green, Mr. Green’s spouse, jointly, and The Green Family 2020 Irrevocable Trust dated October 28, 2020 (the “2020 Trust”) adopted a Rule

10b5-1 trading arrangement (the “Green 2025 Plan”) providing for the sale from time to time of an aggregate of up to (i) 1,000,000 shares of Class A common stock consisting of (a) shares of Class A common stock held by Mr. Green, (b) the vesting and settlement of RSUs granted to Mr. Green subsequent to the adoption of the Green 2025 Plan, and (c) the conversion of up to 736,849 shares of Class B common stock held by Mr. and Ms. Green and (ii) 200,000 shares of Class A common stock held by the 2020 Trust. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 1, 2026, or earlier if all transactions under the trading arrangement are completed. Mr. Green does not have beneficial ownership of the shares of Class A common stock held by the 2020 Trust.

On May 30, 2025, John Zimmer, vice chair of our board of directors, and The Zimmer 2014 Irrevocable Trust dated June 16, 2014 (the “2014 Trust”), adopted a Rule 10b5-1 trading arrangement (the “Zimmer 2025 Plan”) providing for the sale from time to time of an aggregate of up to (i) 1,000,000 shares of Class A common stock held by Mr. Zimmer, including up to 578,567 shares of Class A common stock issuable upon the conversion of shares of Class B common stock held by Mr. Zimmer; (ii) 400,000 shares of Class A common stock issuable upon the conversion of shares of Class B common stock held by the 2014 Trust; and (iii) certain additional shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Mr. Zimmer for his service on our board of directors subsequent to the adoption of the Zimmer 2025 Plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 29, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL.
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	August 6, 2025	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2025	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer)