Form 10-Q
period 2025-09-30
Lyft, Inc.
filed 2025-11-05
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2025, the number of shares of the registrant’s Class A common stock outstanding was 399,353,398.

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
•our ability to successfully acquire and integrate companies and assets, as well as our expectations regarding the anticipated benefits of such transactions over time;
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
•our expectations regarding our share repurchase program, including the timing of repurchases thereunder; and
•our ability to service our existing debt.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,305,908	$759,319
Short-term investments	686,615	1,225,124
Prepaid expenses and other current assets	1,002,890	966,090
Total current assets	2,995,413	2,950,533
Restricted cash and cash equivalents	368,314	186,721
Restricted investments	1,437,584	1,355,451
Other investments	45,166	42,516
Property and equipment, net	387,409	444,864
Operating lease right of use assets	155,244	148,397
Intangible assets, net	134,945	42,776
Goodwill	389,524	251,376
Other assets	29,434	12,435
Total assets	$5,943,033	$5,435,069
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$107,354	$97,704
Insurance reserves	2,070,618	1,701,393
Accrued and other current liabilities	1,930,676	1,666,278
Operating lease liabilities, current	27,203	25,192
Convertible senior notes, current	—	390,175
Total current liabilities	4,135,851	3,880,742
Operating lease liabilities	151,109	152,074
Long-term debt, net of current portion	1,010,044	565,968
Other liabilities	72,994	69,269
Total liabilities	5,369,998	4,668,053
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 18,000,000 Class A shares authorized as of September 30, 2025 and December 31, 2024; 401,465 and 409,474 Class A shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively; 87,220 and 100,000 Class B shares authorized as of September 30, 2025 and December 31, 2024; no Class B shares issued and outstanding as of September 30, 2025 and 8,531 Class B shares issued and outstanding as of December 31, 2024	4	4
Additional paid-in capital	10,743,631	11,035,246
Accumulated other comprehensive loss	(1,424)	(10,103)
Accumulated deficit	(10,169,176)	(10,258,131)
Total stockholders’ equity	573,035	767,016
Total liabilities and stockholders’ equity	$5,943,033	$5,435,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$1,685,195	$1,522,692	$4,723,550	$4,235,739
Costs and expenses
Cost of revenue	927,221	888,255	2,725,829	2,463,135
Operations and support	131,424	117,462	355,192	336,238
Research and development	109,615	104,447	331,435	303,277
Sales and marketing	243,317	215,779	616,256	537,621
General and administrative	250,565	253,436	698,204	742,332
Total costs and expenses	1,662,142	1,579,379	4,726,916	4,382,603
Income (loss) from operations	23,053	(56,687)	(3,366)	(146,864)
Interest expense	(4,742)	(7,362)	(15,924)	(22,262)
Other income, net	25,804	50,941	113,710	133,941
Income (loss) before income taxes	44,115	(13,108)	94,420	(35,185)
Provision for (benefit from) income taxes	(1,959)	(682)	5,465	3,762
Net income (loss)	$46,074	$(12,426)	$88,955	$(38,947)
Net income (loss) per share attributable to common stockholders
Basic	$0.11	$(0.03)	$0.21	$(0.10)
Diluted	$0.11	$(0.03)	$0.21	$(0.10)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	405,679	412,229	414,374	406,785
Diluted	412,674	412,229	420,268	406,785
Stock-based compensation included in costs and expenses:
Cost of revenue	$4,398	$6,789	$17,337	$18,564
Operations and support	2,179	2,310	7,302	6,299
Research and development	27,633	32,036	99,790	89,208
Sales and marketing	3,565	4,822	12,894	13,257
General and administrative	28,810	42,999	104,522	127,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$46,074	$(12,426)	$88,955	$(38,947)
Other comprehensive income
Foreign currency translation adjustment	3,759	1,176	7,430	671
Unrealized gain on marketable securities	1,841	3,268	1,249	949
Other comprehensive income	5,600	4,444	8,679	1,620
Comprehensive income (loss)	$51,674	$(7,982)	$97,634	$(37,327)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	418,005	$4	$11,035,246	$(10,258,131)	$(10,103)	$767,016
Issuance of common stock upon settlement of restricted stock units	4,157	—	—	—	—	—
Shares withheld related to net share settlement	(1,814)	—	(24,294)	—	—	(24,294)
Stock-based compensation	—	—	93,158	—	—	93,158
Other comprehensive loss	—	—	—	—	(332)	(332)
Net income	—	—	—	2,567	—	2,567
Balance as of March 31, 2025	420,348	$4	$11,104,110	$(10,255,564)	$(10,435)	$838,115
Issuance of common stock upon settlement of restricted stock units	5,331	—	—	—	—	—
Shares withheld related to net share settlement	(2,329)	—	(37,201)	—	—	(37,201)
Issuance of common stock under employee stock purchase plan	529	—	7,304	—	—	7,304
Repurchase and retirement of common stock	(12,773)	—	(201,369)	—	—	(201,369)
Stock-based compensation	—	—	82,102	—	—	82,102
Other comprehensive income	—	—	—	—	3,411	3,411
Net income	—	—	—	40,314	—	40,314
Balance as of June 30, 2025	411,106	$4	$10,954,946	$(10,215,250)	$(7,024)	$732,676
Issuance of common stock upon settlement of restricted stock units	5,308	—	—	—	—	—
Shares withheld related to net share settlement	(2,197)	—	(34,204)	—	—	(34,204)
Repurchase and retirement of common stock	(12,752)	—	(201,746)	—	—	(201,746)
Purchase of capped call	—	—	(41,950)	—	—	(41,950)
Stock-based compensation	—	—	66,585	—	—	66,585
Other comprehensive income	—	—	—	—	5,600	5,600
Net income	—	—	—	46,074	—	46,074
Balance as of September 30, 2025	401,465	$4	$10,743,631	$(10,169,176)	$(1,424)	$573,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	399,806	$4	$10,827,378	$(10,280,915)	$(4,949)	$541,518
Issuance of common stock upon exercise of stock options	257	—	1,924	—	—	1,924
Issuance of common stock upon settlement of restricted stock units	6,280	—	—	—	—	—
Shares withheld related to net share settlement	(82)	—	(1,463)	—	—	(1,463)
Repurchase and retirement of common stock	(3,143)	—	(50,000)	—	—	(50,000)
Purchase of capped call	—	—	(47,886)	—	—	(47,886)
Stock-based compensation	—	—	80,098	—	—	80,098
Other comprehensive loss	—	—	—	—	(1,324)	(1,324)
Net loss	—	—	—	(31,535)	—	(31,535)
Balance as of March 31, 2024	403,118	$4	$10,810,051	$(10,312,450)	$(6,273)	$491,332
Issuance of common stock upon exercise of stock options	81	—	262	—	—	262
Issuance of common stock upon settlement of restricted stock units	6,842	—	—	—	—	—
Shares withheld related to net share settlement	(456)	—	(7,436)	—	—	(7,436)
Issuance of common stock under employee stock purchase plan	566	—	4,217	—	—	4,217
Stock-based compensation	—	—	85,739	—	—	85,739
Other comprehensive loss	—	—	—	—	(1,500)	(1,500)
Net income	—	—	—	5,014	—	5,014
Balance as of June 30, 2024	410,151	$4	$10,892,833	$(10,307,436)	$(7,773)	$577,628
Issuance of common stock upon exercise of stock options	239	—	769	—	—	769
Issuance of common stock upon settlement of restricted stock units	4,731	—	—	—	—	—
Shares withheld related to net share settlement	(310)	—	(3,592)	—	—	(3,592)
Stock-based compensation	—	—	88,956	—	—	88,956
Other comprehensive income	—	—	—	—	4,444	4,444
Net loss	—	—	—	(12,426)	—	(12,426)
Balance as of September 30, 2024	414,811	$4	$10,978,966	$(10,319,862)	$(3,329)	$655,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities
Net income (loss)	$88,955	$(38,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	97,962	115,189
Stock-based compensation	241,845	254,793
Amortization of premium on marketable securities	169	236
Accretion of discount on marketable securities	(54,297)	(66,220)
Amortization of debt discount and issuance costs	2,450	2,744
Loss on sale and disposal of assets, net	4,989	8,180
Other	(4,764)	(2,556)
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(7,223)	(39,631)
Operating lease right-of-use assets	20,001	19,971
Accounts payable	9,453	34,711
Insurance reserves	369,225	254,696
Accrued and other liabilities	179,202	189,903
Lease liabilities	(25,754)	(36,698)
Net cash provided by operating activities	922,213	696,371
Cash flows from investing activities
Purchases of marketable securities	(2,532,663)	(2,976,674)
Purchases of term deposits	—	(2,194)
Proceeds from sales of marketable securities	567,445	155,181
Proceeds from maturities of marketable securities	2,474,806	2,497,355
Proceeds from maturities of term deposits	2,194	3,539
Purchases of property and equipment and scooter fleet	(34,220)	(70,055)
Sales of property and equipment	43,134	67,856
Cash paid for acquisitions, net of cash acquired	(202,908)	—
Other investing activities	(1,330)	1,113
Net cash provided by (used in) investing activities	316,458	(323,879)
Cash flows from financing activities
Repayment of loans	(47,855)	(61,807)
Payment for settlement of convertible senior notes due 2025	(390,719)	(350,000)
Proceeds from issuance of convertible senior notes due 2029	—	460,000
Proceeds from issuance of convertible senior notes due 2030	500,000	—
Payment of debt issuance costs	(11,250)	(11,888)
Purchase of capped calls	(41,950)	(47,886)
Repurchase of Class A common stock	(400,000)	(50,000)
Proceeds from exercise of stock options and other common stock issuances	7,304	7,173
Taxes paid related to net share settlement of equity awards	(95,699)	(12,490)
Principal payments on finance lease obligations	(30,804)	(35,403)
Other financing activities	(396)	—
Net cash used in financing activities	(511,369)	(102,301)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	880	(67)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	728,182	270,124
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	946,040	771,786
End of period	$1,674,222	$1,041,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$1,305,908	$770,298
Restricted cash and cash equivalents	368,314	270,248
Restricted cash, included in prepaid expenses and other current assets	—	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$1,674,222	$1,041,910

Non-cash investing and financing activities
Financed vehicles acquired	$27,726	$90,918
Purchases of property and equipment and scooter fleet not yet settled	4,909	7,144
Right-of-use assets acquired under finance leases	22,438	39,845
Right-of-use assets acquired under operating leases	5,674	4,336
Remeasurement of finance and operating lease right of use assets	(5,822)	(9,505)
Repurchase of Class A common stock, including excise tax, accrued and not yet paid	2,719	—
Debt issuance costs not yet paid	979	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
 1. Description of Business and Basis of Presentation
Organization and Description of Business
Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with its headquarters in San Francisco, California. The Company operates multimodal transportation networks that offer access to a variety of transportation options through the Company’s global platform and mobile-based applications. This network enables multiple modes of transportation including, primarily, the facilitation of peer-to-peer ridesharing by connecting drivers who have a vehicle with riders who need a ride. Our robust technology platform (the "Lyft Platform") primarily provides a marketplace where drivers can be matched with riders via the Lyft mobile application (the "Lyft App") where the Company operates as a transportation network company (“TNC”).
Transportation options through the Company’s platform and mobile-based applications are primarily comprised of its ridesharing marketplace that connects drivers and riders. Transportation options also include Lyft’s network of bikes and scooters, taxis, private hire vehicles, car sharing and the Express Drive program, where drivers can enter into short-term rental agreements with the Company’s wholly-owned and independently managed subsidiary, Flexdrive Services, LLC (“Flexdrive”), or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Company's platform, subscription fees, revenue from bikes and bike station hardware and software sales and revenue from arrangements to provide advertising services.
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
Significant items subject to estimates and assumptions include those related to losses resulting from insurance claims inclusive of insurance related accruals, fair value of financial assets and liabilities, acquired identifiable intangible assets and goodwill and related impairment assessments, useful lives of amortizable long-lived assets, leases, indirect tax obligations, legal contingencies, valuation allowance for deferred income taxes and the valuation of stock-based compensation.

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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for annual periods beginning after December 15, 2024. While we anticipate that the application of this new guidance will result in additional income tax disclosures, the standard will not have a material impact on the Company’s consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which updates the capitalization criteria for internal-use software development costs and removes references to software development stages. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments in this ASU should be applied using a prospective, retrospective, or a modified transition approach. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
 3. Revenue
Revenue Recognition
The Company generates its revenue from its multimodal transportation network that offers access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace, inclusive of taxis, private hire vehicles and car sharing, that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”).
The Company evaluates the presentation of revenue based on whether the Company acts as a principal by controlling the transportation service provided to the rider or whether the Company acts as an agent by arranging for third parties to provide the transportation service to the rider. Judgment is required in this assessment, and in most cases, the Company acts as an agent in facilitating the ability of a driver to provide a transportation service to a rider. Revenue generated in these cases is reported on a net basis, reflecting the service fees and commissions owed to the Company from the drivers as revenue, and not the gross amount collected from the rider. In certain markets, the Company acts as a principal for transportation services as the Company controls the services provided. Revenue generated in these markets is reported on a gross basis reflecting the gross amount collected from the rider, with payments to the drivers recorded within cost of revenue.
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
Disaggregation of Revenue
The table below presents the Company's revenues as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from contracts with customers (ASC 606)	$1,546,435	$1,387,825	$4,397,746	$3,919,393
Rental revenue (ASC 842)	138,760	134,867	325,804	316,346
Total revenue	$1,685,195	$1,522,692	$4,723,550	$4,235,739
 4. Acquisitions
Acquisition of Freenow
On July 31, 2025, the Company completed the acquisition of 100% of the outstanding equity of Intelligent Apps GmbH (d/b/a Freenow), a European multimodal application with a taxi offering at its core, for a total purchase price of €204.1 million ($234.8 million). The acquisition, which was accounted for as a business combination, expands Lyft’s presence outside North America and provides access to Freenow’s established platform, customer base, and local market expertise. Acquisition-related costs of $7.4 million and $13.0 million, primarily consisting of advisory fees, were incurred in the three and nine months ended September 30, 2025, respectively. There were no acquisition-related costs for the three and nine months ended September 30, 2024. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$31,859
Prepaid expenses and other current assets	25,458
Other investments	1,396
Property and equipment	1,507
Operating lease right-of-use assets	16,667
Identifiable intangible assets	101,234
Other assets	11,174
Total identifiable assets acquired	189,295
Accounts payable	(2,123)
Accrued and other liabilities	(52,128)
Operating lease liabilities, current	(2,710)
Operating lease liabilities	(13,957)
Other liabilities	(16,490)
Total liabilities assumed	(87,408)
Net assets acquired	101,887
Goodwill	132,880
Total acquisition consideration	$234,767

Goodwill of $132.9 million recognized in connection with the acquisition is primarily attributable to expected synergies from integrating Freenow's operations with Lyft’s existing platform. Goodwill also reflects the value of Freenow's assembled workforce and other intangible assets that do not qualify for separate recognition. The goodwill recognized was not considered deductible for tax purposes.
The Company recorded intangible assets at their fair value, which consisted of the following (in thousands):

	Estimated Useful Life (in Years)	Gross Carrying Amount
Developed technology	5.0	$57,519
User and driver relationships	4.0	40,263
Trade name licensing agreement	3.0	3,452
Total intangible assets		$101,234
The fair value of the developed technology intangible asset was determined to be $57.5 million with an estimated useful life of 5 years. The fair value of the developed technology was determined using the relief-from-royalty method. Under this method, an intangible asset's value is based on the premise that ownership of the asset relieves the owner of the need to pay a royalty to a third party for use of the asset. Under this method, value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value.
The fair value of the user and driver relationships intangible asset was determined to be $40.3 million with an estimated useful life of 4 years. The fair value of the relationships was determined using the multi-period excess earnings approach, which involved forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate.
Judgment was applied for several assumptions in valuing the identified intangible assets, including revenue and cash flow forecasts, technology life, royalty rate, obsolescence and discount rate.
The results of operations for the acquired business have been included in the condensed consolidated statements of operations for the period subsequent to the acquisition date which contributed an immaterial amount of revenue and income before taxes during the three months ended September 30, 2025. Freenow’s results of operations for periods prior to the acquisition were not material to the condensed consolidated statements of operations and, accordingly, pro forma financial information has not been presented.
 5. Goodwill
The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2025 (in thousands):

Balance as of December 31, 2024	$251,376
Additions	132,880
Foreign currency translation and other adjustments	5,268
Balance as of September 30, 2025	$389,524

 6. Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	September 30, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$517,426	$—	$—	$517,426
Money market deposit accounts	344,669	—	—	344,669
Certificates of deposit	149,405	144	(5)	149,544
Commercial paper	223,833	99	(10)	223,922
Corporate bonds	195,071	1,127	(1)	196,197
U.S. government and agency securities	126,779	61	—	126,840
Total unrestricted cash equivalents and short-term investments	1,557,183	1,431	(16)	1,558,598
Restricted Balances
Money market funds	16,990	—	—	16,990
Certificates of deposit	132,180	56	(5)	132,231
Commercial paper	1,020,720	392	(130)	1,020,982
Corporate bonds	15,031	21	—	15,052
U.S. government and agency securities	620,355	291	(3)	620,643
Total restricted cash equivalents and investments	1,805,276	760	(138)	1,805,898
Total unrestricted and restricted cash equivalents and investments	$3,362,459	$2,191	$(154)	$3,364,496
_______________
(1)Excludes $433.9 million of cash, which is included within the $2.0 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

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
The Company’s investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The Company considers debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as short-term investments on the condensed consolidated balance sheets. No individual security incurred continuous unrealized losses for greater than 12 months.
Interest income earned by the Company included in other income, net in the condensed consolidated statements of operations was $33.3 million and $111.8 million for the three and nine months ended September 30, 2025, respectively, and $44.2 million and $122.9 million for the three and nine months ended September 30, 2024, respectively.
The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of September 30, 2025. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of September 30, 2025 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type and maturity (in thousands):

	September 30, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$23,179	$(10)	$—	$—	$23,179	$(10)
Corporate bonds	—	—	3,459	(1)	3,459	(1)
Commercial paper	73,638	(137)	—	—	73,638	(137)
U.S. government and agency securities	2,569	—	—	—	2,569	—
Total available-for-sale debt securities in an unrealized loss position	$99,386	$(147)	$3,459	$(1)	$102,845	$(148)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$99,144	$(386)	$—	$—	$99,144	$(386)
Corporate bonds	49,516	(12)	—	—	49,516	(12)
Commercial paper	241,805	(756)	—	—	241,805	(756)
U.S. government and agency securities	62,787	(13)	—	—	62,787	(13)
Total available-for-sale debt securities in an unrealized loss position	$453,252	$(1,167)	$—	$—	$453,252	$(1,167)
The following table classifies the Company’s available-for-sale debt securities by contractual maturities (in thousands):

	September 30, 2025	December 31, 2024
Due within one year	$1,976,853	$2,578,381
Due within one year to three years	147,346	—
Total	$2,124,199	$2,578,381

 7. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and short-term investments(1)
Money market funds	$517,426	$—	$—	$517,426
Certificates of deposit	—	149,544	—	149,544
Commercial paper	—	223,922	—	223,922
Corporate bonds	—	196,197	—	196,197
U.S. government and agency securities	—	126,840	—	126,840
Total unrestricted cash equivalents and short-term investments	517,426	696,503	—	1,213,929
Restricted cash equivalents and investments
Money market funds	16,990	—	—	16,990
Certificates of deposit	—	132,231	—	132,231
Commercial paper	—	1,020,982	—	1,020,982
Corporate bonds	—	15,052	—	15,052
U.S. government and agency securities	—	620,643	—	620,643
Total restricted cash equivalents and investments	16,990	1,788,908	—	1,805,898
Total financial assets	$534,416	$2,485,411	$—	$3,019,827
_______________
(1)$433.9 million of cash and $344.7 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $2.0 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

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
During the nine months ended September 30, 2025, the Company did not make any transfers between the levels of the fair value hierarchy.
During the three and nine months ended September 30, 2025, the Company entered into foreign exchange forward contracts to reduce exposure in foreign currency translation for notional amounts of €15 million and €50 million, respectively, which were settled in the same periods and recognized immaterial gains in the statement of operations during the three and nine months ended September 30, 2025 from such derivatives which were not designated as hedging instruments.
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
There were $12.1 million and $9.1 million of financial instruments measured at fair value on a non-recurring basis within other investments on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
 8. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$383,386	$428,884
Enterprise and trade receivables, net(1)	399,159	334,843
Other	220,345	202,363
Prepaid expenses and other current assets	$1,002,890	$966,090
_______________
(1)The Company’s receivable balance, which consists primarily of amounts due from participants in the Company's enterprise programs and bikes and scooters partners, was $408.6 million and $347.0 million as of September 30, 2025 and December 31, 2024, respectively while the allowance for credit losses was $9.4 million and $12.2 million as of September 30, 2025 and December 31, 2024, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Insurance-related accruals	$881,709	$763,842
Legal and tax related accruals	314,187	333,979
Ride-related accruals	234,414	178,114
Insurance claims payable and related fees	63,070	58,135
Long-term debt, current(1)	52,773	38,904
Finance lease liabilities, current(2)	32,371	31,268
Other(2)	352,152	262,036
Accrued and other current liabilities	$1,930,676	$1,666,278
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
Insurance Reserves
Reinsurance of Certain Legacy Auto Liability Insurance
On February 19, 2025, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Loss Portfolio Transfer Reinsurance Agreement (the “Reinsurance Agreement”) with Riverstone International Insurance, Inc. (“Riverstone”), under which Riverstone reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of January 1, 2025, of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2020 to September 30, 2022, with an aggregate limit of $120.5 million, for a premium of $85.1 million (the “Reinsurance Transaction”). A substantial portion of the premium ceded is on a funds withheld basis, meaning that the premium withheld by PVIC is used to pay future reinsurance claims on RiverStone's behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance for an immaterial net reinsurance recoverable balance included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2025. In addition to the premium ceded to the reinsurer, the Company prepaid $8.4 million in interest related to the funds withheld. An immaterial amount of interest expense was recognized on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. An immaterial loss was recognized on the condensed consolidated statement of operations in the first quarter of 2025, in cost of revenue upon completion of the Reinsurance Transaction.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since a substantial portion of the premium of $85.1 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.
 9. Leases
Real Estate Operating Leases
The Company had approximately 80 real estate property leases as of September 30, 2025. These leases are classified as operating leases. As of September 30, 2025, the remaining lease terms vary from approximately one month to nine years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. For leases with an initial term of 12 months or longer, the Company has recorded a right-of-use asset and lease liability representing the fixed component of the lease payment. The Company does not separate lease and non-lease components of these contracts and any fixed payments related to non-lease components, such as common area maintenance or other services provided by the landlord, are accounted for as a component of the lease payment and therefore, a part of the total lease cost.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases and are included in property and equipment, net on the condensed consolidated balance sheets. As of September 30, 2025, the remaining lease terms vary between one month to four years. The Company has elected to separate lease and non-lease components for vehicles, however, these leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	September 30, 2025	December 31, 2024
Operating Leases
Assets
Operating lease right-of-use assets	$155,244	$148,397
Liabilities
Operating lease liabilities, current	$27,203	$25,192
Operating lease liabilities, non-current	151,109	152,074
Total operating lease liabilities	$178,312	$177,266

Finance Leases
Assets
Finance lease right-of-use assets(1)	$71,837	$79,704
Liabilities
Finance lease liabilities, current(2)	$32,371	$31,268
Finance lease liabilities, non-current(3)	45,337	54,351
Total finance lease liabilities	$77,708	$85,619

Weighted-average remaining lease term (years)
Operating leases	7.2	7.7
Finance leases	2.2	2.6
Weighted-average discount rate
Operating leases	6.5%	6.6%
Finance leases	6.2%	6.4%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets and is primarily related to Flexdrive.
(2)This balance is included within other current liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets and is primarily related to Flexdrive.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Leases
Operating lease cost	$9,286	$9,451	$26,315	$28,936

Finance Leases
Amortization of right-of-use assets	$7,689	$8,087	$23,154	$21,290
Interest on lease liabilities	1,098	1,503	3,554	4,365

Other Lease Costs
Short-term lease cost	$727	$778	$2,108	$2,648
Variable lease cost (1)	1,861	2,332	5,220	7,502
Total lease cost	$20,661	$22,151	$60,351	$64,741
_______________
(1)Consists primarily of common area maintenance and taxes and utilities for real estate leases.
Sublease income was immaterial for the three and nine months ended September 30, 2025 and 2024. Sublease income is included within other income, net on the condensed consolidated statement of operations. The related lease expense for these leases is included within costs and expenses on the condensed consolidated statement of operations.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$32,018	$45,647
Operating cash flows from finance leases	3,175	3,997
Financing cash flows from finance leases	30,804	35,403

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheets as of September 30, 2025 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2025	$5,871	$10,687	$16,558
2026	40,319	40,065	80,384
2027	35,631	19,404	55,035
2028	29,682	13,204	42,886
2029	28,274	111	28,385
Thereafter	84,055	—	84,055
Total minimum lease payments	223,832	83,471	307,303
Less: amount of lease payments representing interest	(45,520)	(5,763)	(51,283)
Present value of future lease payments	178,312	77,708	256,020
Less: current obligations under leases	(27,203)	(32,371)	(59,574)
Long-term lease obligations	$151,109	$45,337	$196,446
Future lease payments receivable in car rental transactions under the Flexdrive program are not material since the lease term is less than a month.
 10. Commitments and Contingencies
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are issued under the Revolving Credit Facility (as defined below) and none are collateralized by cash. As of September 30, 2025 and December 31, 2024, the Company had letters of credit outstanding that reduced the available credit under the Revolving Credit Facility (as defined below) of $61.3 million and $72.6 million, respectively.
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
Separately, on July 14, 2020, the Massachusetts Attorney General filed a lawsuit against the Company and Uber for allegedly misclassifying drivers as independent contractors under Massachusetts law, and seeking declaratory and injunctive relief. Trial took place from May 13, 2024 to June 3, 2024. On June 27, 2024, the parties reached a resolution to dismiss the litigation with prejudice and Massachusetts drivers have begun receiving new benefits and maintained their flexibility as independent contractors. The amount accrued for these matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of September 30, 2025.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2017. The NJDOL issued an assessment on June 4, 2019 and subsequently issued updated assessments on March 31, 2021 and August 2, 2024. The Company filed a petition to challenge the assessment, and later notified the NJDOL that it would pay the assessment under protest. As of September 30, 2025, the assessment has been paid under protest.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheets as of September 30, 2025.
In June 2022, the California Employment Development Department (“EDD”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2018 to 2020. The EDD issued an assessment on June 9, 2023 and subsequently issued an updated assessment on June 27, 2023. The Company filed a petition to challenge the assessment. The Company and the EDD reached an agreement to resolve the assessment in March 2025. An accrual for this matter is reflected within accrued and other current liabilities on the condensed consolidated balance sheets as of September 30, 2025.
Indirect Taxes
The Company is under audit by various tax authorities with regard to indirect tax matters. The subject matter of indirect tax audits primarily arises from disputes on tax treatment and tax rates applied to the sale of the Company’s services in these jurisdictions. The Company accrues indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable and the expense is recorded to general and administrative expenses.
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

 11. Debt
Outstanding debt obligations as of September 30, 2025 and December 31, 2024 were as follows (in thousands, except for percentages):

	Maturities	Interest Rates as of September 30, 2025	September 30, 2025	December 31, 2024
Convertible senior notes due 2025 (the "2025 Notes")	May 2025	— %	$—	$390,175
Convertible senior notes due 2029 (the "2029 Notes")	March 2029	0.625%	451,823	450,081
Convertible senior notes due 2030 (the "2030 Notes")	September 2030	0%	487,936	—
Non-revolving Loan	2026	7.61%	73	510
Master Vehicle Loan	2025 - 2028	5.85% - 7.10%	122,985	154,281
Total long-term debt, including current maturities			$1,062,817	$995,047
Less: Convertible senior notes, current (1)			—	390,175
Less: Long-term debt, current (2)			52,773	38,904
Total long-term debt			$1,010,044	$565,968
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
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense related to the 2025 Notes and 2029 Notes(1)	$719	$2,200	$4,310	$6,997
Amortization of debt discount and issuance costs related to the 2025 Notes, 2029 Notes and 2030 Notes	761	989	2,450	2,744
Vehicle loans and other interest expense	3,262	4,173	9,164	12,521
Interest expense	$4,742	$7,362	$15,924	$22,262
_______________
(1)There is no contractual interest expense related to the 2030 Notes as the 2030 Notes have a 0% interest rate.
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

Convertible Senior Notes due 2029
In February 2024, the Company issued $460.0 million aggregate principal amount of 0.625% convertible senior notes due 2029 (the "2029 Notes") pursuant to an indenture, dated February 27, 2024 (the “2029 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee.
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
Debt issuance costs related to the 2029 Notes totaled $11.8 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of September 30, 2025, the unamortized debt discount and debt issuance cost of the 2029 Notes was $8.2 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended September 30, 2025 was 1.16%.
During the quarter ended September 30, 2025, the 2029 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on September 30, 2025, the if-converted value of the 2029 Notes was $480.3 million, which exceeded the outstanding principal amount by $20.3 million.

Convertible Senior Notes due 2030
In September 2025, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2030 (the "2030 Notes" together with the 2025 Notes and 2029 Notes, the "Notes") pursuant to an indenture, dated September 5, 2025 (the “2030 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee.
The 2030 Notes mature on September 15, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes are senior unsecured obligations of the Company that do not bear interest and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations and failure to timely remove the restrictive legend from the 2030 Notes. The net proceeds from this offering were approximately $487.8 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. The 2030 Notes were not issued at a substantial premium, therefore, the Company did not recognize an equity component at issuance.
The initial conversion rate for the 2030 Notes is 42.5170 shares of the Company’s Class A common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $23.52 per share of the Class A common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2030 Notes Indenture.
The 2030 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2030 only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ending December 31, 2025 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2030 Notes Indenture) per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;
•If the Company calls such 2030 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events.
On or after June 15, 2030, the 2030 Notes will be convertible at the option of the holder until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligation by paying cash up to the aggregate principal amount of the 2030 Notes to be converted and by paying and/or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2030 Notes Indenture.
Holders of the 2030 Notes who convert their 2030 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the 2030 Notes Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the 2030 Notes Indenture), holders of the 2030 Notes may require the Company to repurchase all or a portion of their 2030 Notes at a repurchase price equal to 100% of the principal amount of the 2030 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
Debt issuance costs related to the 2030 Notes totaled $12.2 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of September 30, 2025, the unamortized debt discount and debt issuance cost of the 2030 Notes was $12.1 million on the condensed consolidated balance sheets. The effective interest rate during the quarter ended September 30, 2025 was 0.49%.
During the quarter ended September 30, 2025, the 2030 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on September 30, 2025, the if-converted value of the 2030 Notes was $467.9 million, which would not exceed the outstanding principal amount.

The net carrying amounts of the Notes were as follows (in thousands):

	September 30, 2025	December 31, 2024
2025 Notes
Principal	$—	$390,719
Unamortized debt discount and debt issuance costs	—	(544)
Net carrying amount of liability component	$—	$390,175

2029 Notes
Principal	$460,000	$460,000
Unamortized debt discount and debt issuance costs	(8,177)	(9,919)
Net carrying amount of liability component	$451,823	$450,081

2030 Notes
Principal	$500,000	$—
Unamortized debt discount and debt issuance costs	(12,064)	—
Net carrying amount of liability component	$487,936	$—
As of September 30, 2025, the total estimated fair value (which represents a Level 2 valuation) of the 2029 Notes and 2030 Notes was approximately $595.6 million and $604.7 million, respectively. The estimated fair value of the 2029 Notes and 2030 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2029 Notes and 2030 Notes in an over-the-counter market on the last trading day of the period.
The Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates at a cost of approximately $132.7 million (the “2025 Capped Calls”). The 2025 Capped Calls covered, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2025 Notes sold in the offering. By entering into the 2025 Capped Calls, the Company expected to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2025 Notes was settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes, the trading price of the Company's Class A common stock price exceeded the conversion price of the 2025 Notes. The cap price of the 2025 Capped Calls was initially $73.83 per share, subject to certain adjustments under the terms of the 2025 Capped Calls. The 2025 Capped Calls expired in May 2025.
In connection with the issuance of the 2029 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions at a cost of approximately $47.9 million (the “2029 Capped Calls”). The 2029 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2029 Notes sold in the offering. By entering into the 2029 Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2029 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2029 Notes, the trading price of the Company’s Class A common stock price exceeds the conversion price of the 2029 Notes. The cap price of the 2029 Capped Calls is initially $31.82 per share and is subject to certain adjustments under the terms of the 2029 Capped Calls.
In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions at a cost of approximately $42.0 million (the “2030 Capped Calls” and together with the 2025 Capped Calls and 2029 Capped Calls, the “Capped Calls”). The 2030 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2030 Notes sold in the offering. By entering into the 2030 Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2030 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2030 Notes, the trading price of the Company’s Class A common stock price exceeds the conversion price of the 2030 Notes. The cap price of the 2030 Capped Calls is initially $33.60 per share and is subject to certain adjustments under the terms of the 2030 Capped Calls.

The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in capital within the condensed consolidated balance sheets.
Non-revolving Loan
Flexdrive has a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender pursuant to which Flexdrive may request advances to purchase new Hyundai and Kia vehicles, or for other purposes approved by the lender. On September 26, 2025, the Non-revolving Loan was amended, reducing the lender's maximum commitment from $50.0 million to $19.0 million and extending the Company's ability to draw through September 30, 2026. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36-month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48-month term. At the end of the initial repayment term of an advance, Flexdrive may refinance such advance with a new advance which fully amortizes over a term of 24 months with an interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4%. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan. As of September 30, 2025, there was an immaterial amount drawn under the Non-revolving Loan.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of September 30, 2025, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed.
Master Vehicle Loan
Flexdrive has a Master Vehicle Acquisition Financing and Security Agreement, dated February 7, 2020 as amended (the “Master Vehicle Loan”) with a third-party lender. Pursuant to the term of the Master Vehicle Loan, Flexdrive may request loans up to a maximum principal amount of $50 million to purchase vehicles and additional capacity may be requested. Flexdrive has made requests for advances above that maximum amount which were granted by the lender. Repayment terms for each loan include equal monthly installments sufficient to amortize the loan over the term, with an option for the final installment to be greater than the others and is typically equal to the residual value guarantee the Company provides to the lender. The repayment term for each loan ranges from 12 months to 48 months. Interest is payable monthly in advance at a fixed interest rate equal to the three-year swap rate plus a spread of 2.10% on the date of the loan. Principal amounts outstanding related to the Master Vehicle Loan may be fully or partially prepaid at the option of Flexdrive and must be prepaid under certain circumstances. However, if a loan is terminated for any reason prior to the last day of the minimum loan term Flexdrive will be obligated to pay to the lender, an early termination fee in an amount which is equal to the interest which would otherwise be payable by Flexdrive to the lender for the remainder of the minimum loan term for that loan. The Master Vehicle Loan is secured by all vehicles financed under the Master Vehicle Loan as well as certain amounts held in escrow for the benefit of the lender. Amounts held in escrow are recorded as restricted cash on the condensed consolidated balance sheets.
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of September 30, 2025, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan and Master Vehicle Loan were $0.1 million and $124.7 million, respectively, as of September 30, 2025 and were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.

Maturities of long-term debt outstanding, including current maturities, as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$8,025
2026	54,055
2027	51,009
2028	9,969
2029	451,823
Thereafter	487,936
Total long-term debt outstanding	$1,062,817
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
The Procurement Provider has a security interest in vehicles purchased on behalf of Flexdrive until the full specified amounts due by Flexdrive in connection therewith have been paid to the Procurement Provider. The VPA includes customary affirmative and negative covenants applicable to Flexdrive. As of September 30, 2025, the Company was in compliance with all of its covenants under the VPA and as of September 30, 2025, there was an immaterial amount of outstanding borrowings from interim financings under the VPA, which is included within accrued and other current liabilities on the condensed consolidated balance sheets.
In March 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance its acquisition of motor vehicles on behalf of Flexdrive under the VPA, and in connection therewith, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement pursuant to which Flexdrive guarantees the Procurement Provider's payment and performance obligations under that revolving credit facility. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. The revolving credit facility renews annually and was most recently amended in September 2025, to extend the stated maturity date to September 2026. As of September 30, 2025, there was an immaterial amount outstanding under the revolving credit facility, the repayment of which is guaranteed by Flexdrive.
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
As of September 30, 2025, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
As of September 30, 2025, there were no other balances outstanding.
 12. Common Stock
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
During the three and nine months ended September 30, 2025, the Company repurchased and subsequently retired, 12.8 million and 25.5 million shares of Class A common stock, respectively, for an aggregate amount of $200.0 million and $400.0 million, respectively, excluding broker commissions and fees which were not material. Included within this amount is the repurchase of 5.7 million shares of Class A common stock which were repurchased in September 2025 in connection with the issuance of the 2030 Notes for an aggregate amount of $95.7 million. The shares were repurchased at fair value with the par value of the shares retired charged against common stock and the remaining repurchase price allocated to additional paid-in capital on the condensed consolidated balance sheets. As of September 30, 2025, the Company had $350.0 million available to repurchase shares pursuant to the program.
The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax on net share repurchases is accrued and recorded to additional paid-in capital on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the excise tax was not material.

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
Common Stock Conversion
During the three months ended September 30, 2025, shareholders voluntarily converted 8.5 million shares of Class B common stock, which constituted all of the Company's outstanding shares of Class B common stock, into shares of Class A common stock on a one-for-one basis. Following the conversion, no Class B common stock is outstanding and no additional shares of Class B Common Stock will be issued. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock were entitled to 20 votes per share.
Equity Award Plans
The Company currently maintains two equity award plans that provide for the issuance of shares of common stock to officers, directors and other employees of the Company: the 2019 Equity Incentive Plan (the "2019 Plan") and the 2019 Employee Stock Purchase Plan (the “ESPP”). These plans provide for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance-based restricted stock units ("PSU").
Restricted Stock Units
The summary of RSU activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2024	26,194	$10.67	$336,282
Granted	24,629	13.39
Vested	(14,797)	14.17
Canceled	(3,912)	13.56
Unvested units as of September 30, 2025	32,114	$10.79	$706,832
Included in the grants for the nine months ended September 30, 2025 are 2.1 million shares of PSUs. These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. On the grant date, the Company valued these PSUs using a Monte Carlo valuation model to determine for each milestone (i) the fair value to expense for such tranche and (ii) the requisite service period when the milestone for such tranche is expected to be achieved. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company's stock price on grant date, expected term, expected volatility, and risk-free interest rate. The resulting fair value is amortized using the accelerated attribution method over the requisite service periods of each individual tranche. All PSUs are subject to a continuous service condition in addition to certain performance criteria.
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
As of September 30, 2025, the total unrecognized compensation cost was $205.6 million related to all unvested awards. The Company expects to recognize this expense over the remaining weighted-average period of approximately ten months. Generally, RSUs vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
Employee Stock Purchase Plan
A total of 6.0 million shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2024, 17.4 million additional shares of Class A common stock were reserved for issuance under the ESPP. As of September 30, 2025, 6.8 million shares of Class A common stock have been purchased under the ESPP.

 13. Income Taxes
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
The Company recorded provision for (benefit from) income taxes of $(2.0) million and $5.5 million in the three and nine months ended September 30, 2025, respectively, and $(0.7) million and $3.8 million in the three and nine months ended September 30, 2024, respectively. The effective tax rate was (4.44)% and 5.79% for the three and nine months ended September 30, 2025, respectively, and 5.20% and (10.69)% for the three and nine months ended September 30, 2024, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest or penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2025 and December 31, 2024.
The Company is subject to routine examination by federal, state and foreign tax authorities. Management believes that the Company's tax filings are materially complete and accurate, and that all positions taken are supportable under applicable tax laws. As of September 30, 2025, the Company does not have any reserves for uncertain tax positions.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some, or all, of its deferred tax assets will not be realizable in the future. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. As of September 30, 2025, the Company maintains its valuation allowance against its U.S. federal and state net deferred tax assets. Based on the Company’s assessment of current and anticipated future earnings, it is reasonably possible that sufficient positive evidence of sustained U.S. profitability may become available in the foreseeable future to reach a conclusion that the U.S. valuation allowance will no longer be needed. The timing and amount of the valuation allowance release could vary based on the level of profitability that the Company is actually able to achieve.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes a broad range of tax provisions, such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the provisions of the OBBBA and determined that the most significant impact relates to capitalization of research and experimental expenditures under Section 174. The effects of this provision have been reflected in the Company's current period income tax provision. The Company will continue to monitor any additional guidance and assess the potential impacts on future periods.
 14. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For diluted net income (loss) per share attributable to common stockholders, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable. For purposes of this calculation, stock options, RSUs, PSUs, the Notes, and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders when including them has an anti-dilutive effect. Basic and diluted net income (loss) per share attributable to common stockholders are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to common stockholders, basic and diluted	$46,074	$(12,426)	$88,955	$(38,947)

Denominator
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	405,679	412,229	414,374	406,785
Effect of potentially dilutive common stock equivalents	6,995	—	5,894	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	412,674	412,229	420,268	406,785

Basic net income (loss) per share attributable to common stockholders	$0.11	$(0.03)	$0.21	$(0.10)
Diluted net income (loss) per share attributable to common stockholders	$0.11	$(0.03)	$0.21	$(0.10)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	611	15,340	611	15,340
2025 Notes(1)(2)	—	10,178	—	10,178
2029 Notes(1)(3)	21,821	21,821	21,821	21,821
2030 Notes(1)(4)	21,259	—	21,259	—
Performance based restricted stock units	14,831	15,050	14,831	15,050
ESPP	1,361	1,467	1,361	1,467
Stock options	—	203	—	203
Total	59,883	64,059	59,883	64,059
_______________
(1)In connection with the issuance of the Notes, the Company entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. Refer to Note 11 “Debt” to the condensed consolidated financial statements for further information.
(2)The 2025 Capped Calls were expected to reduce the potential dilution to the Company's Class A common stock (or, in the event a conversion of the 2025 Notes was settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the 2025 Notes the Company's Class A common stock price exceeded the conversion price of the 2025 Notes. Refer to Note 11 “Debt” to the condensed consolidated financial statements for further information.
(3)The 2029 Capped Calls are expected to reduce the potential dilution to the Company's Class A common stock (or, in the event a conversion of the 2029 Notes are settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the 2029 Notes the Company's Class A common stock price exceeds the conversion price of the 2029 Notes. Refer to Note 11 “Debt” to the condensed consolidated financial statements for further information.
(4)The 2030 Capped Calls are expected to reduce the potential dilution to the Company's Class A common stock (or, in the event a conversion of the 2030 Notes are settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the 2030 Notes the Company's Class A common stock price exceeds the conversion price of the 2030 Notes. Refer to Note 11 “Debt” to the condensed consolidated financial statements for further information.

 15. Variable Interest Entities
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
For the remaining JVs associated with its bikes and scooters operations, the Company has determined that it does not direct the activities that would significantly affect the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. As a result, the Company accounts for its investment in these VIEs under the equity method, and they are not consolidated into the Company’s condensed consolidated financial statements. In addition, the Company recognizes its proportionate share of the reported profits or losses of these VIEs in other income, net in the condensed consolidated statements of operations, and as an adjustment to its investment in VIEs within other investments in the condensed consolidated balance sheets. The profits and losses of these unconsolidated VIEs were not material to the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.
The maximum potential financial statement loss the Company would incur if these VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any current or future investments, if any, the Company were to make which was immaterial as of September 30, 2025.
Other VIEs
In 2023, the Company contributed a business to a privately held company in exchange for an equity interest and a seat on the board of directors of such company. This privately held company was determined to be a VIE for which the Company lacks the power to direct the activities that most significantly impact the entity's economic performance. As the Company is not the primary beneficiary, it does not consolidate the VIE. However, due to the Company's ability to exercise significant influence, the investment will be accounted for under the equity method. The investment was recorded at its initial fair value of $12.9 million and represents the Company's maximum exposure to the VIE. During the quarter ended September 30, 2025, there was an immaterial change in the Company's claim on the net assets of the investment. There was no impairment of the investment.
 16. Subsequent Events
Acquisition of TBR Global Chauffeuring
On October 14, 2025, the Company completed the acquisition of TheBookingRoomGroup Limited (d/b/a TBR Global Chauffeuring), a global luxury chauffeuring company. Upon the close of the transaction, the Company paid approximately £83.0 million in cash. Additionally, up to £17.3 million of contingent consideration may be payable upon reaching certain performance conditions. Given the timing of the close of the transaction, the Company is in the process of determining the fair values of the acquired assets and assumed liabilities, and the valuation of contingent consideration to be transferred.

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
Our Business
Today, Lyft operates as a global mobility platform offering a mix of rideshare, taxis, private hire vehicles, executive chauffeur services, car sharing, bikes and scooters across 6 continents in select cities. Our established, scaled network of users is brought together by our robust technology platform (the “Lyft Platform”) that powers rides and connections every day. Our Lyft mobile applications connect riders with drivers for on-demand ride services and supports a variety of other multimodal solutions.
Substantially all of our revenue is generated from our ridesharing marketplace, inclusive of taxis, private hire vehicles and car sharing, that connects drivers and riders. We collect service fees and commissions from drivers for their use of our ridesharing marketplace. We also generate revenue from licensing and data access agreements, the sale of bikes and bike station software and hardware, advertising services, riders renting through our network of shared bikes and scooters, drivers renting vehicles through Express Drive and by making our ridesharing marketplace available to organizations through our Lyft Business offerings.
Recent Developments
Acquisition of Freenow
On July 31, 2025, we completed the previously announced acquisition of Intelligent Apps GmbH (d/b/a Freenow), a European multimodal application with a taxi offering at its core. The acquisition marks Lyft's first expansion outside of North America, beyond bikes and scooters. Upon the close of the transaction, the Company paid approximately €204.1 million ($234.8 million) in cash, inclusive of closing adjustments. Refer to Note 4 “Acquisitions” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the acquisition.
Acquisition of TBR Global Chauffeuring
On October 14, 2025, we completed the acquisition of TheBookingRoomGroup Limited (d/b/a TBR Global Chauffeuring), a global luxury chauffeuring company. Upon the close of the transaction, the Company paid approximately £83.0 million in cash. Additionally, up to £17.3 million of contingent consideration may be payable upon reaching certain performance conditions. Refer to Note 16 “Subsequent Events” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding this transaction.

Financial and Operational Results for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	% Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$1,685.2	$1,522.7	11%
Total costs and expenses	$1,662.1	$1,579.4	5%
Income (loss) from operations	$23.1	$(56.7)	141%
Net income (loss)	$46.1	$(12.4)	471%
Net income (loss) as a percentage of revenue	2.7%	(0.8)%
Net cash provided by operating activities	$291.3	$264.0	10%
Net cash used in investing activities	$(179.8)	$(6.7)	NM
Net cash provided by (used in) financing activities	$187.9	$(35.4)	631%

Key Metrics and Non-GAAP Financial Measures
Active Riders	28.7	24.4	18%
Rides	248.8	216.7	15%
Gross Bookings	$4,780.4	$4,108.4	16%
Adjusted EBITDA(1)	$138.9	$107.3	29%
Net income (loss) as a percentage of Gross Bookings	1.0%	(0.3)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.9%	2.6%
Free cash flow(1)(2)	$277.8	$242.8	14%
___________
(1)For more information regarding our use of our non-GAAP financial measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.
(2)Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment and scooter fleet.
NMNot meaningful.

Definitions of Key Metrics
Active Riders
The number of Active Riders is a key indicator of the scale of our user community.
We define Active Riders as all unique riders who have taken at least one ride during the quarter. If a ride is requested by another organization or person for the benefit of a rider, that rider is only included in the calculation of Active Riders if the ride is accessible in the rider’s Lyft apps.
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
The increase in the number of Active Riders in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was due primarily to our focus on rider and driver engagement, improved retention and overall marketplace health.
Rides
Rides represent the level of usage of our multimodal platform.
We define Rides as the total number of rides completed on our multimodal platform that contribute to our revenue. These include any Rides taken through our Lyft apps. If multiple riders take a private rideshare ride, including situations where one party picks up another party on the way to a destination, or splits the bill, we count this as a single rideshare ride. Each unique segment of a Shared Ride is considered a single Ride. For example, if two riders successfully match in Shared Ride mode and both complete their Rides, we count this as two Rides. We have largely shifted away from Shared Rides, and now only offer Shared Rides in limited markets. We include all Rides taken by riders via our Concierge offering, even though such riders may be excluded from the definition of Active Riders unless the ride is accessible in that rider’s Lyft apps.
The increase in Rides in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was due primarily to our improved marketplace health, which resulted in an increase in Active Riders and increased ride frequency.
Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)
Gross Bookings is a key indicator of the scale and impact of our overall platform.
We define Gross Bookings as the total dollar value of transactions invoiced to riders including any applicable taxes, tolls and fees, excluding tips to drivers. Gross Bookings also includes amounts invoiced for other offerings, including but not limited to: Express Drive vehicle rentals, bike and scooter rentals, and amounts recognized for subscriptions, bike and bike station hardware and software sales, media, sponsorships, partnerships, and licensing and data access agreements. Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is calculated by dividing Adjusted EBITDA for a period by Gross Bookings for the same period. For the definition of Adjusted EBITDA, refer to “Non-GAAP Financial Measures”.
The increase in Gross Bookings in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was due to international expansion and Rides growth which benefited from continued improvements in marketplace health.
The improvements in net income (loss) as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 were due primarily to our focus on cost discipline as growth in Gross Bookings outpaced growth in total costs and expenses, along with Rides growth and improved marketplace health.
Components of Results of Operations
Revenue
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, and from gross amounts collected from riders in certain markets where we control the transportation services provided, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, revenue from bikes and bike station hardware and software sales, revenue from licensing and data access agreements and revenue from arrangements to provide advertising services to third parties that are interested in reaching users of our platform. Revenue also consists of rental revenues recognized through leases or subleases primarily from our wholly-owned subsidiary, Flexdrive Services, LLC ("Flexdrive") and our network of bikes and scooters, which includes revenue generated from single-use ride fees paid by riders of our network of bikes and scooters. Revenue derived from these offerings is recognized in accordance with ASC 606 and ASC 842 as described in Note 3 “Revenue” to the condensed consolidated financial statements as well as the Critical Accounting Estimates and Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
We offer various incentive programs to drivers that are recorded as reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received.
Cost of Revenue
Cost of revenue primarily consists of costs directly related to generating revenue through our multimodal platform which primarily includes insurance costs, payment processing charges, payments to drivers in certain markets where we control the transportation services provided, and other costs. Insurance costs consist of insurance generally required under transportation network company ("TNC") and city regulations for ridesharing, and bike and scooter rentals and also include occupational hazard insurance for drivers. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges, incentives to drivers in certain markets where we control the transportation services provided, and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles.
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
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, certain driver incentives, advertising expenses, rider refunds, amortization of intangible assets and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Incentive programs are intended to improve our marketplace. In the second quarter of 2025, we determined that certain components should be excluded from our disclosure of incentives. Accordingly, prior period amounts disclosed have been changed to conform to current period presentation.
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation costs, professional services fees, certain insurance costs that are generally not required under TNC regulations, certain loss contingency expenses including legal accruals and settlements, insurance claims administrative fees, policy spend, depreciation, facility costs, amortization of intangible assets and other corporate costs. General and administrative expenses are expensed as incurred.
Interest Expense
Interest expense consists primarily of interest incurred on our convertible senior notes due 2025 (the "2025 Notes") and convertible senior notes due 2029 (the "2029 Notes"), as well as the related amortization of deferred debt issuance costs and debt discount for the 2025 Notes, 2029 Notes and 0% convertible senior notes due 2030 (the "2030 Notes"). Interest expense also includes interest incurred on our Non-Revolving Loan and our Master Vehicle Loan.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$1,685,195	$1,522,692	$4,723,550	$4,235,739
Costs and expenses
Cost of revenue	927,221	888,255	2,725,829	2,463,135
Operations and support	131,424	117,462	355,192	336,238
Research and development	109,615	104,447	331,435	303,277
Sales and marketing	243,317	215,779	616,256	537,621
General and administrative	250,565	253,436	698,204	742,332
Total costs and expenses	1,662,142	1,579,379	4,726,916	4,382,603
Income (loss) from operations	23,053	(56,687)	(3,366)	(146,864)
Interest expense	(4,742)	(7,362)	(15,924)	(22,262)
Other income, net	25,804	50,941	113,710	133,941
Income (loss) before income taxes	44,115	(13,108)	94,420	(35,185)
Provision for (benefit from) income taxes	(1,959)	(682)	5,465	3,762
Net income (loss)	$46,074	$(12,426)	$88,955	$(38,947)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	55.0	58.3	57.7	58.2
Operations and support	7.8	7.7	7.5	7.9
Research and development	6.5	6.9	7.0	7.2
Sales and marketing	14.4	14.2	13.0	12.7
General and administrative	14.9	16.6	14.8	17.5
Total costs and expenses	98.6	103.7	100.1	103.5
Income (loss) from operations	1.4	(3.7)	(0.1)	(3.5)
Interest expense	(0.3)	(0.5)	(0.3)	(0.5)
Other income, net	1.5	3.3	2.4	3.2
Income (loss) before income taxes	2.6	(0.9)	2.0	(0.8)
Provision for (benefit from) income taxes	(0.1)	—	0.1	0.1
Net income (loss)	2.7%	(0.8)%	1.9%	(0.9)%

Comparison of the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Revenue	$1,685,195	$1,522,692	11%	$4,723,550	$4,235,739	12%
Revenue increased $162.5 million, or 11%, in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due primarily to an increase of 15% in Rides and 18% in Active Riders, continued improvements in marketplace health and international expansion. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $38.8 million for the quarter ended September 30, 2025 as compared to the same quarter in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
Revenue increased $487.8 million, or 12%, in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due primarily to an increase of 15% in Rides as we benefited from continued improvements in marketplace health and international expansion. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $86.3 million for the nine months ended September 30, 2025 as compared to the same period in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of shared bikes and scooters.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Cost of revenue	$927,221	$888,255	4%	$2,725,829	$2,463,135	11%
Cost of revenue increased $39.0 million, or 4%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was due primarily to a $65.9 million increase in insurance costs driven by increased ride volume and a $8.4 million increase in transaction fees driven by higher ride volume. The increase was offset by a decrease of $34.2 million related to restructuring events which impacted the third quarter of 2024, which consisted of (i) $13.4 million in fixed asset disposals, (ii) $10.8 million in other current assets disposals and other costs and (iii) $10.0 million in accelerated depreciation of fixed assets.
Cost of revenue increased $262.7 million, or 11%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was due primarily to a $273.3 million increase in insurance costs driven by higher costs per mile paired with increased ride volume. There was also an increase of $20.2 million in transaction fees driven by higher ride volume. These increases were partially offset by a $34.2 million decrease in restructuring costs in 2025 compared to 2024.
We expect to see cost of revenue increase in the near term on a year over year basis due to higher insurance costs driven by recent economic factors and the renewals of our third-party insurance agreements, but we expect total insurance costs will increase at a lower rate than they have historically as a result of a recently passed rideshare insurance reform bill, SB 371, which is expected to reduce our insurance rate in California.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Operations and support	$131,424	$117,462	12%	$355,192	$336,238	6%
Operations and support expenses increased $14.0 million, or 12% in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to increases in bikes and scooters fleet operations support costs and rider and driver support costs.

Operations and support expenses increased $19.0 million, or 6%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily due to increases in bikes and scooters fleet operations support costs and rider and driver support costs.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Research and development	$109,615	$104,447	5%	$331,435	$303,277	9%
Research and development expenses increased $5.2 million, or 5%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to an increase in personnel-related costs driven by increased headcount which was partially offset by a decrease in stock-based compensation.
Research and development expenses increased $28.2 million, or 9%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in personnel-related costs driven by increased headcount and an increase in stock-based compensation.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Sales and marketing	$243,317	$215,779	13%	$616,256	$537,621	15%
Sales and marketing expenses increased $27.5 million, or 13%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to an increase in costs related to our incentive programs due to investments in rider engagement, which increased by $20.1 million from $108.4 million for the three months ended September 30, 2024 to $128.4 million for the three months ended September 30, 2025.
Sales and marketing expenses increased $78.6 million, or 15%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in costs related to our incentive programs due to investments in rider engagement, which increased by $57.9 million from $254.2 million for the nine months ended September 30, 2024 to $312.1 million for the nine months ended September 30, 2025. There was also a $16.6 million increase in rebates and rider refunds.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
General and administrative	$250,565	$253,436	(1)%	$698,204	$742,332	(6)%
General and administrative expenses were relatively flat in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. General and administrative expenses included a $21.5 million net decrease in certain loss contingencies related to legal and tax accruals and settlements and a $14.2 million decrease in stock-based compensation, partially offset by a $23.6 million increase in consulting and advisory costs. There was also a $13.6 million increase due to higher self-retained general business liabilities and personnel-related costs driven by increased headcount.
General and administrative expenses decreased $44.1 million, or 6%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily due to a $81.1 million net decrease in certain loss contingencies including legal and tax accruals and settlements, a $22.9 million decrease in stock-based compensation and a $12.0 million decrease in bad debt expense. These decreases were partially offset by increases of $37.2 million in consulting and advisory costs and $34.2 million in self-retained general business liabilities.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Interest expense	$(4,742)	$(7,362)	(36)%	$(15,924)	$(22,262)	(28)%
Interest expense decreased $2.6 million, or 36%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Interest expense decreased $6.3 million, or 28%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Other income, net	$25,804	$50,941	(49)%	$113,710	$133,941	(15)%
Other income, net decreased $25.1 million, or 49%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily due to an $11.0 million decrease in interest income and an $8.3 million decrease due to foreign currency exchange.
Other income, net decreased $20.2 million, or 15%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily due to an $11.0 million decrease in interest income and a $5.1 million gain on extinguishment recognized in the first quarter of 2024 related to the partial repurchase of 2025 Notes.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$(1,959)	$(682)	187%	$5,465	$3,762	45%
Benefit from income taxes increased $1.3 million, or 187%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Provision for income taxes increased $1.7 million or 45%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Non-GAAP Financial Measures

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in millions, except for percentages)
GAAP Financial Measures
Revenue	$1,685.2	$1,522.7	11%	$4,723.6	$4,235.7	12%
Net income (loss)	$46.1	$(12.4)	471%	$89.0	$(38.9)	328%
Net income (loss) as a % of revenue	2.7%	(0.8)%		1.9%	(0.9)%
Net cash provided by operating activities	$291.3	$264.0	10%	$922.2	$696.4	32%
Net cash provided by (used in) investing activities	$(179.8)	$(6.7)	NM	$316.5	$(323.9)	198%
Net cash provided by (used in) financing activities	$187.9	$(35.4)	631%	$(511.4)	$(102.3)	(400)%

Key Metrics and Non-GAAP Financial Measures
Gross Bookings	$4,780.4	$4,108.4	16%	$13,432.9	$11,820.5	14%
Adjusted EBITDA(1)	$138.9	$107.3	29%	$374.7	$269.6	39%
Net income (loss) as a percentage of Gross Bookings	1.0%	(0.3)%		0.7%	(0.3)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.9%	2.6%		2.8%	2.3%
Free cash flow(1)(2)	$277.8	$242.8	14%	$888.0	$626.3	42%
_______________
(1)For more information regarding our use of our non-GAAP financial measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.
(2)Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment and scooter fleet.
NMNot meaningful.
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

Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$46.1	$(12.4)	$89.0	$(38.9)
Adjusted to exclude the following:
Interest expense(1)	5.8	8.9	19.5	26.7
Other income, net	(25.8)	(50.9)	(113.7)	(133.9)
Provision for (benefit from) income taxes	(2.0)	(0.7)	5.5	3.8
Depreciation and amortization	33.8	45.1	98.0	115.2
Stock-based compensation	66.6	89.0	241.8	254.8
Payroll tax expense related to stock-based compensation	2.4	1.7	10.2	13.3
Sublease income	0.3	0.9	0.5	3.0
Costs related to acquisitions, divestitures and other corporate matters	11.6	—	24.0	—
Restructuring charges(2)	—	25.8	—	25.8
Adjusted EBITDA(3)	$138.9	$107.3	$374.7	$269.6
Gross Bookings	$4,780.4	$4,108.4	$13,432.9	$11,820.5
Net income (loss) as a percentage of Gross Bookings	1.0%	(0.3)%	0.7%	(0.3)%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.9%	2.6%	2.8%	2.3%
_______________
(1)Includes $1.1 million and $3.6 million related to the interest component of vehicle related finance leases within cost of revenue in the three and nine months ended September 30, 2025, respectively. Includes $1.5 million and $4.4 million related to the interest component of vehicle related finance leases within cost of revenue in the three and nine months ended September 30, 2024, respectively. Refer to Note 9 “Leases” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the interest component of vehicle related finance leases.
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
Net cash provided by operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net cash provided by operating activities	$291.3	$264.0	$922.2	$696.4
Less: purchases of property and equipment and scooter fleet	(13.4)	(21.2)	(34.2)	(70.1)
Free cash flow(1)	$277.8	$242.8	$888.0	$626.3
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash provided by operating activities	$922,213	$696,371
Net cash provided by (used in) investing activities	316,458	(323,879)
Net cash used in financing activities	(511,369)	(102,301)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	880	(67)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$728,182	$270,124
Operating Activities
Cash provided by operating activities was $922.2 million for the nine months ended September 30, 2025, which consisted of net income of $89.0 million adjusted for $288.4 million of non-cash items, and changes in working capital of $544.9 million. Net income (loss) improved from $(38.9) million for the nine months ended September 30, 2024 to $89.0 million for the nine months ended September 30, 2025 as a result of increased revenue and continued cost discipline. Non-cash adjustments primarily consisted of stock-based compensation expense of $241.8 million, which decreased year over year, and depreciation and amortization expense of $98.0 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to prior periods, paired with an increase in ride volume in 2025 compared to prior periods, (ii) an increase in insurance related accruals and (iii) a decrease in insurance related assets primarily due to amortization. There also was an increase in accounts receivable due to an increase in ride volume related to Lyft Business, a decrease in our operating lease liabilities related to ordinary payments for our real estate operating leases, and a decrease in certain loss contingencies including legal accruals.
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
Investing Activities
Cash provided by investing activities was $316.5 million for the nine months ended September 30, 2025, which primarily consisted of proceeds from sales and maturities of marketable securities of $3.0 billion and sales of property and equipment of $43.1 million, partially offset by purchases of marketable securities of $2.5 billion, cash paid for the acquisition of Freenow of $202.9 million, net of cash acquired, and purchases of property and equipment and scooter fleet of $34.2 million.
Cash used in investing activities was $323.9 million for the nine months ended September 30, 2024, which primarily consisted of purchases of marketable securities of $3.0 billion partially offset by proceeds from sales and maturities of marketable securities of $2.7 billion.
Financing Activities
Cash used in financing activities was $511.4 million for the nine months ended September 30, 2025, which primarily consisted of repayment of our 2025 Notes of $390.7 million, repurchase of Class A common stock of $400.0 million, taxes paid related to net share settlement of equity awards of $95.7 million, repayment of loans of $47.9 million and principal payments on finance lease obligations of $30.8 million. This was partially offset by $500.0 million in proceeds from the issuance of our 2030 Notes, reduced by expenditures of $42.0 million related to the purchase of capped calls and $11.3 million in payments of debt issuance costs.

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
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of approximately $1.3 billion and short-term investments of approximately $686.6 million, exclusive of restricted cash and cash equivalents and restricted investments of $1.8 billion, and a revolving credit facility in an aggregate principal amount of $420.0 million as described below. The portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
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
In February 2024, we completed an offering of $460 million aggregate principal amount of the 2029 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used (1) approximately $350 million of the net proceeds to repurchase approximately $356.8 million in aggregate principal amount of our 2025 Notes in separate and privately negotiated transactions entered into concurrently with the pricing of the offering with certain holders of the 2025 Notes effected through one of the initial purchasers of the 2029 Notes or its affiliate, acting as our agent, (2) approximately $47.9 million of the net proceeds to pay the cost of the 2029 Capped Calls and (3) approximately $50 million of the net proceeds to purchase Class A common stock from institutional investors through one of the initial purchasers of the 2029 Notes or its affiliate, acting as Lyft’s agent, at a price per share equal to the last reported sale price of the Class A common stock on the Nasdaq Global Select Market on the date of the pricing of the 2029 Notes. Refer to Note 11 “Debt” and Note 12 "Common Stock" to the condensed consolidated financial statements for information regarding these transactions.
In September 2025, we completed an offering of $500 million aggregate principal amount of the 2030 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used (1) approximately $42.0 million of the net proceeds to pay the cost of the 2030 Capped Calls and (2) approximately $95.7 million of the net proceeds to purchase Class A common stock from institutional investors through one of the initial purchasers of the 2030 Notes or its affiliate, acting as Lyft’s agent, at a price per share equal to the last reported sale price of the Class A common stock on the Nasdaq Global Select Market on the date of the pricing of the 2030 Notes. Refer to Note 11 “Debt” and Note 12 "Common Stock" to the condensed consolidated financial statements for information regarding these transactions.
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust assets as of September 30, 2025 and December 31, 2024 were $1.8 billion and $1.5 billion, respectively.
We have $2.0 billion in unrestricted cash and cash equivalents and short-term investments as of September 30, 2025. We also have the ability to borrow an aggregate principal amount of up to $420.0 million under the Revolving Credit Facility, none of which has been drawn as of September 30, 2025. Our available credit under the Revolving Credit Facility is reduced by $61.3 million in letters of credit issued under the Revolving Credit Facility as of September 30, 2025. We believe that this provides sufficient liquidity to meet our working capital needs, inclusive of short-term commitments such as capital expenditure needs for at least the next 12 months. On October 14, 2025, we completed the acquisition of TBR Global Chauffeuring, a global luxury chauffeuring company. Upon the close of the transaction, we paid approximately £83.0 million in cash.
In February 2025, we announced that our board of directors had authorized a program for the repurchase of up to $500.0 million of our Class A common stock. In May 2025, our board of directors authorized an increase to the share repurchase program of an additional $250.0 million of our Class A common stock, for a total overall authorization of up to $750.0 million, and we announced our intent to utilize $500.0 million of this authorization before the end of the second quarter of 2026. During the nine months ended September 30, 2025, we repurchased an aggregate amount of $400.0 million of our Class A common stock under the program, excluding broker commissions and fees, and inclusive of the repurchase of Class A common stock in connection with the issuance of the 2030 Notes. As of September 30, 2025, $350.0 million remained available under the repurchase authorization. We have entered into, and from time to time expect to enter into, Rule 10b5-1 trading plans to facilitate the repurchase of shares under the authorization. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Refer to Note 12 "Common Stock" to the condensed consolidated financial statements for information regarding this program.
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
Contractual Obligations and Commitments
As of September 30, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk
As of September 30, 2025, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.0 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, U.S. government and agency securities, and term deposits, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.8 billion. As of September 30, 2025, we had long-term debt of $1.1 billion, which primarily consisted of the fixed-rate 2029 Notes issued in February 2024 and the 2030 Notes which have a 0% interest rate issued in September 2025. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of Legal Proceedings in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. For the purposes of this “Item 1A. Risk Factors” section, riders are passengers who request rides from drivers in our platform and renters of a shared bike, scooter or automobile.
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

•our nascent advertising platform, Lyft Ads;
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
While we have primarily focused on ridesharing since our ridesharing marketplace launched in 2012, our business continues to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies. Through the acquisition of PBSC Urban Solutions Inc. ("PBSC") in May 2022, we expanded our business to include licensing of certain of our technology and sales of bikes and stations and we expect to continue to expand our business, including through acquisitions. In July 2025, we also expanded our operations beyond North America, entering nine new countries and more than 180 cities through our acquisition of Freenow, a leading European multimodal app with taxi offering at its core. From time to time, we have also reevaluated and changed our cost structure and focused our business model. For example, in February 2023, we closed the sale of our vehicle service center business. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced and expect to face include our ability to:
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
•successfully expand our geographic reach and manage our international operations, including new business models and regulatory environments;
•hire, integrate and retain talented people at all levels of our organization; and
•effectively manage our real estate footprint.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have an evolving business and financial model and operate in rapidly evolving markets, any predictions about our future gross bookings, revenue, expenses and earnings may not be as accurate as they would be if we had a static financial model or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
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
While we remain focused on operating efficiently, our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of the COVID-19 pandemic, macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance and industry-wide sectoral bargaining for rideshare drivers. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of September 30, 2025, we had $205.6 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately ten months. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Our main ridesharing competitor in the United States and Canada is Uber, and in Europe, our main competitors for app-based intermediation services for taxi and private hire vehicles are Uber and Bolt, though we also compete with other transportation network companies and taxicab and livery companies, as well as traditional automotive manufacturers and technology companies. Our main competitors in bike and scooter sharing include Lime, Bird, Fifteen, nextbike and Dott. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the United States.
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing transportation network companies and traditional automotive manufacturers that may expand into North America and Europe. There are also a number of companies developing and introducing autonomous vehicle technology and TaaS offerings that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Baidu, Bolt, Motional, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
Certain of our competitors and potential competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect the health of our marketplace and our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including autonomous vehicle technology or network of shared bikes and scooters, or they may have other financial, technical or resource advantages. These factors may allow our competitors or potential competitors to derive greater gross bookings, revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs, offer more attractive pricing on their platforms or respond more quickly to new and emerging technologies, revenue opportunities and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings. We have entered into strategic collaborations and partnerships with certain of the aforementioned competitors, including with respect to autonomous vehicles, and these partnerships may lead to actual or perceived conflicts of interest or misalignment of strategic objectives.
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
Prior to 2020, the ridesharing market grew rapidly, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is relatively new and unproven, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases. In response to the COVID-19 pandemic, we paused our Shared Rides offerings, and we were temporarily restricted from operating our scooter share program in one jurisdiction due to public health and safety measures. We had to suspend or discontinue these offerings from time to time due to various concerns. In the event of significant public health concerns, such as COVID-19, or other events beyond our control, we may be required or believe it is advisable to suspend such offerings again. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, longer-term behavioral and social shifts, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. For example, we currently offer Shared Rides in connection with business-to-business partnerships in select markets and at a limited number of airports. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, during and after the COVID-19 pandemic, we experienced a shortage of available drivers relative to rider demand in certain markets and offered increased incentives to improve driver supply. Our revenue and results of operations have in prior periods been negatively impacted by supply incentives, and to the extent that driver availability remains limited and we offer increased incentives to improve supply, our revenue and results of operations may be negatively impacted in the future. Additionally, we are required to provide benefits to drivers in certain markets in response to regulations or settlement agreements, including in California, New York and Massachusetts. Other jurisdictions have adopted or may adopt similar laws and regulations, and we may reach similar or other settlements with other jurisdictions, any of which may increase our expenses. Litigation seeking to reclassify drivers as employees is pending and/or threatened in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 10. Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions, and we may incur significant expenses to resolve the matters at issue in the litigation. If this occurs, we may need to develop and implement an employment model that we have not historically used or to cease operations, whether temporarily or permanently, in affected jurisdictions. We may face specific risks relating to our ability to onboard drivers as employees, our ability to partner with third-party organizations to source drivers and our ability to effectively utilize employee drivers to meet rider demand.
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
We require drivers to carry automobile insurance in most countries we offer services in, and in many cases we also procure insurance on behalf of drivers. From the time a driver becomes available to accept rides in the Lyft Driver App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. To comply with certain United States and Canadian province insurance regulatory requirements for auto-related risks, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In nearly all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. If we fail to comply with state insurance regulatory requirements or other regulations governing insurance coverage, our business, financial condition and results of operations could be adversely affected. If any of our third-party insurance providers or administrators who handle the claim on behalf of the third-party insurance providers become insolvent, they could be unable to pay any claims that we make.
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
•negative responses to our entry into new markets and geographies;
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
While we continue to maintain that drivers on our platform are not employees in legal and administrative proceedings, our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies a driver utilizing a ridesharing platform as an employee, may require us to revise our pricing and earnings methodologies, or make other changes to our business and operations, to account for such a change to driver classification. Proposition 22 in California, HB 2076 in Washington and agreements with the New York and Massachusetts Attorneys General have enabled us to provide additional earning opportunities to drivers in those states, including guaranteed earnings. The transition has required, and will continue to require, additional costs and we expect to face other challenges as we transition drivers to these new models, including changes to our pricing. We have also tested or launched, and may in the future test or launch, certain changes to the rates, fees and payment structure for drivers on our platform, which may not ultimately be successful in attracting and retaining qualified drivers. Moreover, while the California Supreme Court rejected a constitutional challenge to Proposition 22 on July 25, 2024, other potential litigation to overturn Proposition 22, litigation over Lyft’s compliance with Proposition 22, or the reclassification of drivers on our platform as employees could reduce the available supply of drivers as drivers leave the platform due to the changes in flexibility under an employment model, or other changes we may need to make to our business and operations. While we do and will attempt to optimize ride prices and balance supply and demand in our ridesharing marketplace, our assessments may not be accurate. We have experienced in the past and may experience in the future underpricing or overpricing of our offerings due to changes we make to the technology used in our pricing. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings such as our network of shared bikes and scooters and certain vehicles in our Express Drive program, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency and asset replacement may affect our pricing methodologies. In addition, we have established environmental programs that may also affect our pricing. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
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
If we are unable to efficiently develop, enable, or implement partnerships with other companies to offer autonomous vehicle technologies on our platform in a timely manner, our business, financial condition and results of operations could be adversely affected.
We have invested, and plan to continue to invest, in the development of autonomous vehicle-related technology for use on our platform. We currently partner and have partnered in the past with several companies to develop autonomous vehicle technology and offerings, and to make autonomous vehicle technology and offerings available on our platform. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and our current or future partners may decide to terminate or scale back their partnerships with us. For example, in October 2022, one of our autonomous vehicle partners announced its wind-down, and as a result we incurred a total impairment charge of $135.7 million consisting of impairments of our non-marketable equity investment in such company and other assets. Following the sale of our Level 5 self-driving vehicle division in 2021, we no longer develop our own autonomous vehicle technology, so we must develop and maintain partnerships with other companies to offer autonomous vehicle technology on our platform, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our strategy with regard to autonomous vehicle technology development is not successful, our business, financial condition and results of operations could be adversely affected. Likewise, even if we successfully engage with autonomous vehicle technology partners, if our current or future autonomous vehicle technology partners are delayed or prevented from developing autonomous vehicle technology, for example, due to regulatory scrutiny or a decrease in available capital, our business, financial condition and results of operations could be adversely affected. Further, the ecosystem of autonomous vehicle development is complex and certain of our partners are also our competitors. Some of these partners also partner with our other competitors. Accordingly, these partnerships and relationships may not result in the intended benefits or return on investment we expect, and our business, financial condition and results of operations could be adversely affected.
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
Our ability to manage our growth and business operations effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. For example, as a result of our recent acquisitions, we now operate across six continents and thousands of cities, which requires additional resources and infrastructure as we seek to integrate and operate these expanded operations. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.
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
Our commercial agreement with AWS will remain in effect until expiration in January 2026. AWS or Lyft may terminate the agreement for cause upon a material breach of the agreement, subject to either party providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short term loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
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
Our advertising platform, Lyft Ads, is nascent and subject to various risks and uncertainties, which may adversely affect our business and financial results.
We have introduced Lyft Ads, a media and advertising platform from which we earn revenue from third parties who advertise through various offerings on our platform. We have limited experience and operating history offering media and advertising on our platform, and our efforts to develop Lyft Ads and generate revenue are still in the early stages. We may never generate sufficient revenue to offset our investment or achieve the returns we expect.
Lyft Ads and our ability to generate and increase revenue from Lyft Ads are subject to various risks and uncertainties, including:
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
•our failure to increase the number of riders who engage with Lyft Ads;
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
•product changes or advertising inventory management decisions we may make that change the type, size or frequency of advertisements displayed on Lyft Ads;
•adverse media reports or other negative publicity involving us, our business or advertisers on our platform that may impact our brand and reputation and the willingness of advertisers to advertise on our platform;
•any liability, brand or reputational harm from advertisements shown on our platform;
•any uncertainty related to third-party agreements to manage, sell ads, or otherwise to provide services in the Lyft Ads ecosystem;
•advertisers may not agree to reformat or change their advertisements to comply with our guidelines;
•any driver, rider or third-party dissatisfaction due to advertisements; and
•our ability to increase or maintain driver adoption and use of Lyft Ads products.
These and other factors could harm our Lyft Ads business and the ability of our Lyft Ads business to achieve the return on investment we expect which could harm our business.
Use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the data sets used, and/or a complex, developing regulatory environment.
We use artificial intelligence (“AI”) (including machine learning and automated decision making) for our internal work streams and productivity as well as in our platform, offerings, services and features, which may present additional risks, including risks inherent in its use. We are making investments in expanding our AI capabilities in our platform, offerings, services and features, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new features using AI technologies, including, for example, generative AI. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create discriminatory outcomes. AI algorithms may use third-party inputs with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or fully addressed by federal or state regulations. The United States and other countries are considering comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that the European Union (the "EU") has adopted the first such framework in its Artificial Intelligence Act. In addition, there may be additional legislation or regulations from government bodies that similarly impose compliance obligations for AI. Any failure or perceived failure by us or our service providers to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning, automated decision making, and algorithms, have and could impair the operationality or acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
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
Our expansion, either through our first party offerings or third-party offerings through our partnerships, into bike and scooter sharing, taxi, private hire vehicles, car sharing, and other modes of transportation and vehicle rental program has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, our Wait & Save offering, which enables riders to opt for a longer wait time but pay a lower fare than for a Standard ride, while drivers earn the same as they do for a Standard ride, involves inherent challenges in predicting the future locations of drivers. We also face the risk that our network of shared bikes and scooters, our Nearby Transit offering, which integrates third-party public transit data into the Lyft App, and other future transportation offerings could reduce the use of our ridesharing offering. Additionally, from time to time we reevaluate our offerings on our multimodal platform and have in the past decided and may again decide to discontinue or modify an offering or certain features. Such actions may negatively impact revenue in the short term and may not provide the benefits we expect in the long term. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
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
With the exception of certain taxi markets in Europe and rides for which variable fares apply, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver (which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service, including the Driver Addendum. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. Additionally, Shared Rides, a limited-scope offering for business-to-business partnerships in select markets, enables unrelated parties traveling along similar routes to generate a discounted fare at the cost of possibly longer travel times. The fare charged for the Shared Ride is decoupled from the payment made to the driver as we do not adjust the driver payment based on the success or failure of a match. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to the driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our breadth of offerings or up-front prices, our ability to compete effectively in these locations could be adversely affected. From time to time we adjust our prices due to these factors, which may harm our results of operations. We also utilize certain AI and machine-learning technologies and algorithms to optimize our pricing and marketplace. Errors in AI, machine-learning technologies, algorithms, or the inputted data, including insufficient data sets or biased information, or the processing of the data may lead to discriminatory or other adverse outcomes. In July 2024, we launched a new Price Lock product that allows riders to purchase a monthly subscription that caps the price for a specified route during a specified one-hour time window, subject to a maximum amount of savings in any given month. With the Price Lock product, if we set the capped prices too low or too high compared to actual on-demand prices, we may incur losses or it may negatively impact subscriber growth. If we are unable to effectively manage our pricing methodologies in conjunction with our existing and future pricing and incentive programs and/or products, our business, financial condition and results of operations could be adversely affected.
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
•departure from our internal policies and core values;
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
Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. In the second quarter of 2023, our co-founders, Logan Green and John Zimmer, transitioned from their management roles and David Risher, a member of our board of directors, became Chief Executive Officer. In the third quarter of 2025, Logan Green and John Zimmer successfully completed the two-year transition plan and resigned from the board of directors. From time to time, we have experienced transitions in executive leadership roles. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to economic and other factors impacting our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
We face intense competition for highly skilled personnel, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. This competition has intensified in recent periods, and could continue to intensify for such personnel. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. The decline in our stock price and our cost reduction initiatives may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition or we may need to provide additional cash or equity compensation to retain employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees have received and may continue to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. Additionally, changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or may hire in the future. Furthermore, our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are unable to effectively manage our hiring needs or successfully integrate new hires, and add or retain employees effectively, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.
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
Since 2017, we have provided and expanded our offerings in international markets and in July 2025, we acquired Freenow, a multimodal app with taxi offering at its core, that operates in nine European countries. In addition, we have several international offices that support our business. We also transact internationally to source and manufacture bikes and scooters and may increase our business in international regions in the future. Operating outside of the United States, including expansion into livery and adding taxis to our service offerings, may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, human resources, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
In addition, international expansion has increased our risks in complying with laws and standards in the U.S. and other jurisdictions, including with respect to customs, anti-corruption, anti-bribery, political activity, export controls and trade and economic sanctions. Continued international expansion, including possible engagement with foreign government entities and organizations as customers for our rideshare, bikes and scooters offerings, including bike-share products through PBSC, and emerging offerings may further increase such compliance risks. Our recent acquisition of Freenow further increases these risks, particularly in light of Freenow’s regulated business model. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of applicable anti-corruption, anti-bribery, lobbying, export controls, sanctions and similar laws could result in adverse media coverage, investigations, significant legal fees, loss of export privileges, severe criminal or civil penalties or suspension or debarment from U.S. government contracts, and/or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
We are currently subject to some foreign currency exchange risk because our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Freenow conducts all of its operations outside of the United States through its German parent company and its subsidiaries or affiliates, which also operate in their respective local currencies. As a result, our international operations will account for a more significant portion of our overall operations, and our exposure to fluctuations in foreign currency exchange rates will increase. Because our condensed consolidated financial statements will continue to be presented in U.S. dollars, the local currencies will be translated into U.S. dollars at the applicable exchange rates for inclusion in our condensed consolidated financial statements, thereby increasing the foreign exchange risk.
Risks Related to General Economic Factors
A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.
Our business and results of operations are subject to global economic conditions. Deteriorating macroeconomic conditions, including slower growth or recession, inflation and related high interest rates, increases to fuel and other energy costs or vehicle costs, changes in the labor market or decreases in consumer spending power or confidence, are likely to result in decreased discretionary spending and reduced demand for our platform. In addition, changes in macroeconomic conditions due to actual or proposed tariff increases could change consumer behavior and adversely affect rider demand for our platform, advertiser demand for Lyft Ads, and costs related to our operations, including but not limited to costs related to our bikes and scooters. Further, changes in corporate spending, including cost-cuts and layoffs, may adversely impact business travel, commuting and other business-related expenditures and impact our Lyft Business customers. In addition, uncertainty and volatility in the banking and financial services sectors, inflation and high interest rates, increased fuel and other energy costs, increased labor and benefits costs and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. For example, inflation has increased in recent years and is expected to further increase medical costs and vehicle repair costs, including increased prices of new and used vehicle parts, which has resulted in increases in our insurance costs. Similarly, these factors, as well as increased fuel costs, increase our costs as well as costs for drivers on our platform. Many of these factors are out of our control and make it difficult to accurately forecast gross bookings, revenues and operating results, particularly in the long-term, and could negatively affect our ability to meet our target operating performance and our (and our strategic partners’) ability to make decisions about future investments and strategies. Further, we may need to make changes to our business to respond to these conditions and be able to compete effectively. For example, we have adjusted our pricing in response to competitive pressures caused by changes in our marketplace, which has in the past contributed to a decline in our revenue and may cause a decline in revenue in future quarters. An economic downturn resulting in a prolonged recessionary period would likely have a further adverse effect on our revenue, financial condition and results of operations.
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
The ridesharing industry, bikes and scooters sharing industry and our business model are relatively nascent and rapidly evolving. When we introduced a peer-to-peer ridesharing marketplace in 2012, the laws and regulations in place at the time did not directly address our offerings. Laws and regulations that were in existence at that time, and some that have since been adopted, were often applied to our industry and our business in a manner that limited our relationships with drivers or otherwise inhibited the growth of our ridesharing marketplace. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our ridesharing marketplace and other offerings are available broadly in North America and Europe. In part due to our efforts, a large majority of U.S. states have adopted laws related to TNCs to address the unique issues of the ridesharing industry. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on our platform are prohibited from using our platform, either generally or with respect to certain offerings.

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
Our industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and certain jurisdictions have adopted rules governing minimum driver earnings for ridesharing platforms. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we may face regulations relating to new or developing technologies. For example, the EU has adopted the Artificial Intelligence Act, which imposes operational and regulatory requirements relating to the use of AI technologies, and other jurisdictions have adopted and may continue to adopt laws and regulations relating to AI. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 10. Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. On June 13, 2023, the National Labor Relations Board (“NLRB”) issued a ruling in Atlanta Opera, reverting back to a more expansive federal test for classifying independent contractors under the National Labor Relations Act (“NLRA”), the federal law that governs collective bargaining. On January 10, 2024, the U.S. Department of Labor (“USDOL”) issued a new final rule containing interpretive guidance for the classification of workers as employees or independent contractors, reverting back to a multi-factor “economic realities” test to determine if a worker was properly classified under the federal Fair Labor Standards Act (“FLSA”). The rule became effective on March 11, 2024, and is currently under legal challenges. On September 4, 2025, the USDOL announced its intention to rescind the 2024 rule.

We continue to maintain that drivers on our platform are not employees in such legal and administrative proceedings and intend to continue to defend ourselves vigorously in these matters, as applicable, but our arguments may ultimately be unsuccessful. A determination in, resolution of, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, related to driver classification matters, could harm our business, financial condition and results of operations, including as a result of:
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
•claims under new or existing laws pertaining to unionizing, collective bargaining and other concerted activity (for example, the Massachusetts Question 3 and California AB 1340, which set up a sectoral bargaining framework between drivers and rideshare companies);
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
In addition, with the breadth of our geographic scope, the classification of our drivers that utilize our platform as independent contractors may be subject to challenge in non-US jurisdictions, especially following our recent acquisitions. For example, the EU’s Platform Work Directive, which entered into force in December 2024, requires EU member states to transpose its requirements to their national laws, including enacting new national laws for determining worker classification of platform workers, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the European Economic Area.
Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As our business continues to evolve, the possibility of intellectual property rights claims against us grows based on the following: increase in public profile, increases in the number of competitors in our markets, our continued development of new technologies, new products and services, and new intellectual property, as well as potential international expansion. In addition, various products and services of ours host, integrate, or otherwise rely on third-party content or intellectual property, including our Lyft Ads efforts, which provides a platform for third-party promotional advertisements, and our marketing and brand journalism efforts. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have sought to initiate licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
We receive, transmit, store and otherwise process a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, or TCPA, the U.S. Federal Health Insurance Portability and Accountability Act of 1996 as amended by the HITECH Act, or HIPAA, Section 5(c) of the Federal Trade Commission Act, or FTC Act, the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, and the General Data Protection Regulation ("GDPR"). The scope of data protection laws may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA requires certain disclosures to California consumers and affords such consumers certain data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. Additionally, several states in the U.S., including California and other states where we do business, have enacted legislation relating to privacy and information security, and the U.S. federal government and other states are also contemplating federal and state privacy legislation. These new and modified laws, including the CPRA, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, may require us to incur additional compliance-related costs and expenses, and may even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future. In addition, our Lyft Ads efforts provide third-party promotional advertisements, including those that may be personalized to users. Changes in the law or regulatory landscape could limit or prohibit activities in regard to any new offerings we undertake.
Further, as we continue to expand our offerings and user base, and as we expand into new geographies, such as in connection with our acquisition of Freenow, we will become subject to additional privacy-related laws and regulations. For example, Freenow operates in the EU and in the United Kingdom (the "UK"). Examples of laws applicable to Freenow in the EU and the UK are the EU GDPR and the UK's Data Protection Act and General Data Protection Regulation, which apply to the processing of personal data in the EU and UK, respectively. Each of these jurisdictions' data protection regimes provides for substantial obligations on the collection, use, transfer (including to the United States) and the processing of other personal data and imposes significant penalties for noncompliance. The EU also has adopted numerous laws and regulations relating to cybersecurity that may apply to certain Lyft business lines.
Additionally, the collection and storage of data, including in connection with the use of our Concierge and Lyft Pass for Public Funding offerings by healthcare customers, subjects us to compliance requirements under HIPAA. HIPAA and its implementing regulations contain requirements on Covered Entities and Business Associates, each as defined under HIPAA, regarding the use, collection, security, storage and disclosure of individuals’ protected health information, or PHI. Contracted healthcare customers, including healthcare providers, health plans, and transportation brokers using our Concierge or Lyft Pass for Public Funding offerings, are either Covered Entities or Business Associates under HIPAA. We must also comply with

HIPAA as we use and disclose the PHI of riders in our capacity as a Business Associate of Covered Entities or of other Business Associates. Compliance obligations under HIPAA include privacy, security and breach notification obligations and could subject us to increased liability for any unauthorized uses or disclosures of PHI determined to be a “breach.” If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of PHI could expose us to significant civil penalties that range from $100 - $72,000 per violation, with an annual maximum per violation calendar year cap of over $2,000,000 for “willful neglect” violations, and the possibility of civil litigation.
Additionally, we have incurred, and expect to continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards imposed by law, regulation, or contractual obligations. In particular, with laws and regulations such as the CCPA and CPRA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. In particular, with regard to HIPAA, we may incur increased costs as we perform our obligations to our healthcare customers under our agreements with them. As we consider expansion of business offerings and markets, and as laws and regulations change, we expect to incur additional costs related to privacy, data protection and information security standards and protocols imposed by laws, regulations, industry standards or contractual obligations related to such offerings and face additional risks that such expansion could be inconsistent with, or fail or be alleged to fail to meet, all requirements of such laws, regulations or obligations.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, including our acquisition of Freenow, flexible work arrangements, new offerings on our platform or from strategic transactions, including acquisitions and divestitures. Further, weaknesses or deficiencies in our disclosure controls or our internal control over financial reporting have been discovered in the past, and other weaknesses or deficiencies may be discovered in the future. Our disclosure controls and procedures or our internal control over financial reporting are not expected to prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
We have established environmental programs, such as requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate-related policies such as California’s Clean Miles Standard and Incentive Program that imposes certain greenhouse gas and EV requirements on the TNC industry, and California climate-related reporting requirements such as California’s Senate Bill 253 (SB 253), Senate Bill 261 (SB 261) and Senate Bill 219 (SB 219). Massachusetts, New York City and Toronto are developing or have developed rules to address the environmental impact of rideshare. Further, other jurisdictions are likely to consider similar rules, regulations and/or reporting requirements in the future. Efforts to comply with these policies and reporting requirements are likely to increase our costs and any failure to meet the requirements could impact our ability to operate in the applicable jurisdiction. Failure to comply could also harm our reputation and brand.

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
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity and debt issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to meet our anticipated cash needs for working capital and capital expenditures (including to continue to make significant investments in our offerings, including potential new offerings). In November 2022, we entered into a $420.0 million revolving credit agreement. We have $460.0 million in aggregate principal amount of 0.625% convertible senior notes due 2029 (the "2029 Notes") outstanding and $500.0 million in aggregate principal amount of 0.0% convertible senior notes due 2030 (the "2030 Notes") outstanding. From time to time, we may seek additional equity or debt financing, including by the issuance of securities, to finance our operations and growth or to refinance our existing indebtedness, among other things. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our 2029 Notes and 2030 Notes, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
In February 2024 and September 2025, we issued our 2029 Notes and 2030 Notes, respectively, in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of September 30, 2025, we had $1.1 billion of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of September 30, 2025, and $61.3 million in letters of credit were issued under the Revolving Credit Facility as of September 30, 2025. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permitted us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company's common stock with the proceeds of a convertible note offering. See Note 11 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
In connection with the issuance of our 2029 Notes and 2030 Notes, we entered into the capped call transactions (the “2029 Capped Calls” and "2030 Capped Calls", respectively) with certain financial institutions (the "option counterparties") for the 2029 Notes and 2030 Notes. We are subject to the risk that any or all of the option counterparties might default under the 2029 Capped Calls and 2030 Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the 2029 Capped Calls and 2030 Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
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
•issuance of shares of our Class A common stock, whether in connection with our equity incentive plans, an acquisition or upon conversion of our outstanding 2029 Notes and 2030 Notes;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2025 (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - 31, 2025	4,445	$15.00	4,445	$483,333
August 1 - 31, 2025	2,353	$14.17	2,353	$450,000
September 1 - 30, 2025	5,954	$16.80	5,954	$350,000
Total	12,752		12,752
_______________
(1)Average price paid per share excludes broker commissions and fees.
(2)On February 11, 2025, we announced that our board of directors authorized the repurchase of up to $500 million of our Class A common stock. On May 8, 2025, we announced that our board of directors authorized an increase to the share repurchase program of an additional $250 million of our Class A common stock, for a total overall authorization of up to $750 million. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. Please refer to Note 12 "Common Stock" to the condensed consolidated financial statements for further information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
On September 3, 2025, David Lawee, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 6,578 shares of Class A common stock plus additional shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Mr. Lawee subsequent to the adoption of the trading arrangement and through August 20, 2026. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 15, 2026, or earlier if all transactions under the trading arrangement are completed.

On September 4, 2025, Jill Beggs, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 8,371 shares of Class A common stock plus additional shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Beggs subsequent to the adoption of the trading arrangement and through February 20, 2027. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 5, 2027, or earlier if all transactions under the trading arrangement are completed.

On September 4, 2025, Stephen Hope, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 61,355 shares of Class A common stock plus additional shares of Class A issuable upon the vesting and settlement of RSUs granted to Mr. Hope subsequent to the adoption of the trading arrangement and through November 20, 2026. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 1, 2026, or earlier if all transactions under the trading arrangement are completed.

On September 4, 2025, Prashant Aggarwal, Chair of our board of directors, and Aggarwal Lee Family Trust (the “Aggarwal Trust”) adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to

(i) 77,699 shares of Class A common stock held by Mr. Aggarwal and (ii) 96,900 shares of Class A common stock held by the Aggarwal Trust. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 15, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Retirement	8-K	001-38846	3.1	8/14/2025
4.1	Indenture, dated as of September 5, 2025, by and between Lyft, Inc. and U.S. Bank Trust Company, National Association, as trustee
4.2	Form of 0% Convertible Senior Notes due 2030 (included in Exhibit 4.1)
10.1	Purchase Agreement, dated as of September 2, 2025, by and between Lyft, Inc. and Goldman Sachs & Co. LLC	8-K	001-38846	10.1	9/5/2025
10.2	Form of Capped Call Transaction Confirmation	8-K	001-38846	10.2	9/5/2025
10.3+	Lyft, Inc. Employee Incentive Compensation Plan	8-K	001-38846	10.1	7/29/2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL.
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	November 5, 2025	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer)