Form 10-K
period 2025-12-31
Lyft, Inc.
filed 2026-02-11
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of its most recently completed second fiscal quarter, was $6.3 billion based on the closing sales price of the registrant’s Class A common stock on that date.
On February 5, 2026, the registrant had 398,107,601 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Lyft, Inc.

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

PART I
Item 1. Business.
Overview
Lyft, Inc. (the “Company” or “Lyft”) operates as a global mobility platform offering a mix of rideshare, taxis, private hire vehicles, executive chauffeur services, car sharing, bikes and scooters. Our established, scaled network of users is brought together by our robust technology platform (the “Lyft Platform”) that powers rides and connections every day. Our Lyft mobile application (“Lyft App”) connect riders with drivers for on-demand ride services and supports a variety of other multimodal solutions.
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
In 2025, we expanded our operations beyond North America and strengthened our global footprint. We entered nine new countries and more than 180 cities through our acquisition of Intelligent Apps GmbH (d/b/a Freenow) in July 2025, a leading European multimodal app with taxi offering at its core. In October 2025, we acquired TheBookingRoomGroup Limited (d/b/a TBR Global Chauffeuring, or “TBR”), a global luxury chauffeuring company that operates in thousands of cities worldwide. As a result of these acquisitions, as well as additional expansion of our business, we now operate in thousands of cities across six continents. For additional information, see Note 4 “Acquisitions” included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Our Transportation Network
Our transportation network is primarily comprised of:
•Ridesharing Marketplace. Our core offering connects drivers with riders. The scale of our network enables us to predict demand and proactively incentivize drivers to be available for rides in the right place at the right time. This allows us to optimize earning opportunities for drivers and offer convenient rides for riders, creating sustainable value to both sides of our marketplace. Our ridesharing marketplace, inclusive of taxis, private hire vehicles, executive chauffeur services and car sharing, connects drivers with riders in cities across six continents in select cities. In addition to our standard rideshare offering, riders can select a variety of other offerings which include, but are not limited to, Wait & Save, Priority Pickup, XL, Extra Comfort, Black, Black SUV, and Green.
•Express Drive. Our car rental program for drivers, including those who want to drive using our platform but do not have access to a vehicle that meets our requirements. Through our Express Drive program, drivers can enter into rental agreements with our independently managed subsidiary, Flexdrive Services, LLC (“Flexdrive”), and our rental car partners for vehicles that may be used to provide ridesharing services on the Lyft Platform.
•Bikes and Scooters. We have a network of shared bikes and scooters in a number of cities to address the needs of users who are looking for options that are more active and often more cost-effective and efficient for shorter trips. These transportation modes can also help supplement the first-mile and last-mile of a multimodal trip with public transit.
Drivers
The drivers on our platform are active members of their communities. They are parents, students, business owners, retirees and everything in between. We work hard to serve the community of drivers on our platform, empowering them to drive on their own flexible terms while providing them the opportunity to focus their time on what matters most. Drivers on our platform also generally have key benefits, which include:
•Flexibility. We offer drivers the flexibility to generate income on their own schedule, so they can best prioritize what is important in their lives.
•Technology. Our predictive technology around ride volume and demand enables us to share key information with drivers about when and where to drive to maximize their earnings on a real-time basis.
•Transparent and Consistent Pay. We’ve released multiple products over the years such as upfront pay where drivers can see ride information and what they’ll earn before accepting a ride. We also remain committed to a differentiated, fair and transparent approach to driver earnings.
•Insurance. We procure insurance as required by transportation network company (“TNC”) regulations to protect drivers against financial losses related to automobile accidents while on the platform.

•Community Standards. To help us uphold high community standards, we give both drivers and riders the opportunity to rate each other after a ride booked through the Lyft apps.
•Support. We offer drivers access to 24/7 support and earnings tools as well as education resources and other support to meet their personal goals.
Riders
Riders are as diverse and dynamic as the communities we serve. They represent all adult age groups and backgrounds and use Lyft to commute to and from work, explore their cities, spend more time at local businesses and stay out longer knowing they can get a reliable ride home. Unless otherwise stated, riders are passengers who request rides from drivers in our ridesharing marketplace, or renters of a shared bike or scooter available on the Lyft apps. We work hard to provide riders with a quality experience every time they open the Lyft apps, so riders will continue to select Lyft as their transportation network of choice. Riders on our platform also have key benefits, which include:
•Selection and Convenience. We designed the Lyft App with a focus on simplicity, efficiency and convenience. Our proprietary technology efficiently matches riders with drivers through advanced dispatching algorithms providing faster arrival times, localized pricing and maximum availability. Additional transportation modes, such as our network of shared bikes and scooters, offer more options for shorter trips. We also continue to launch new features such as Lyft Silver and the ability to “favorite” a driver. The more rides that are taken on our platform, the better we are able to offer riders personalized experiences most suitable to their trip.
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
•Affordability. Our platform empowers riders to choose from a broad set of transportation options to easily optimize for cost, comfort and time. Wait & Save, a substantial portion of rides on our platform, offers riders a way to save money when they aren’t in a hurry. In 2024, we launched Price Lock, a new subscription offering that caps the price of a rider’s regular and scheduled rides on a specified route during the rider’s chosen pickup time.
•Safety. Since day one, we have worked continuously to enhance the safety of our platform and the ridesharing industry by developing products, policies and processes. In the United States, we have a dedicated safety response team for live support available via phone or chat 24/7, Emergency Help with ADT, Inc. (“ADT”), and partnerships with leading national organizations to inform our safety policies.
Business
We work with organizations across a wide range of industries to deliver transportation solutions. Our comprehensive set of solutions allows clients to design, manage, and pay for ground transportation programs that contribute to productivity and satisfaction while reducing cost and streamlining operations.
Our Technology Infrastructure and Operations
We organize our product teams with a full-stack development model, integrating product management, engineering, analytics, data science and design. We focus on affordability, reliability, efficiency, optimization and cohesion when developing our software. Our offerings are mobile-first and platform agnostic. We seek to continuously improve the Lyft Platform and the Lyft apps. Our offerings are built on a scalable technology platform that enables us to manage peaks in demand.
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
Our Proprietary Data-Driven Technology Platform
Our robust technology platform powers the millions of rides and connections that we facilitate every day and provides insights that drive our platform in real-time. We leverage historical data to continuously improve experiences for drivers and riders. Our platform analyzes large datasets covering the ride lifecycle, from when drivers go online and riders request rides, to when they match, which route to take and any feedback given after the rides. Utilizing machine learning capabilities to predict future behavior based on many years of historical data and use cases, we employ various levers to balance supply and demand in the marketplace, creating increased driver earnings while maintaining strong service levels for riders. We also leverage our data science and algorithms to inform our product development.
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
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in ridesharing, autonomous vehicle (“AV”) and AV-related technology, micro-mobility, telecommunications, networking and other technologies relevant to our business. We hold numerous issued and pending patents in the U.S. and foreign jurisdictions and continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Our main ridesharing competitor is Uber and our main competitors for app-based intermediation services for taxi and private hire vehicles are Uber and Bolt, though we also compete with other TNCs, taxi cab and livery companies as well as traditional automotive manufacturers and technology companies. Our main competitors in the bike and scooter sharing market include Lime, Bird, Fifteen, nextbike and Dott. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the United States.
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing TNCs and traditional automotive manufacturers that may expand into North America and Europe. There are also a number of companies developing and introducing AV technology and TaaS offerings that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Baidu, Bolt, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We have entered into strategic collaborations and partnerships with certain of the aforementioned competitors, including with respect to AVs, and these partnerships may lead to actual or perceived conflicts of interest or misalignment of strategic objectives. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
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
Seasonality
The revenue we generate from our business may fluctuate from quarter to quarter due to seasonal factors including the weather and certain holidays. Demand for our transportation network has historically declined over the winter season and our network of shared bikes and scooters has historically had stronger demand during more temperate and dry seasons.

Our Brand and Marketing
Our purpose is to serve and connect. The Lyft brand is rooted in expecting more from every journey. Our marketing efforts bring our brand to life across a variety of communication channels ranging from national advertising campaigns to more direct communications like email and social media engagement. We also benefit from positive word of mouth in the existing Lyft rider and driver communities.
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
Our Commitment to Safety
Everyone deserves to feel safe and respected on the Lyft Platform. We owe it to every rider and driver to continuously ensure our platform has appropriate safety measures, and are continually investing in tools and policies to help ensure safety is embedded into every experience. We publish regular Community Safety Reports detailing safety incidents, our response, and continuous improvements to our platform. This commitment to transparency holds us accountable to the communities we serve and drives continuous improvement in our safety practices.
To ensure we are delivering exceptional service levels and upholding high quality standards, we have an established Safety and Customer Care (“SCC”) team as a key part of our organization. SCC aims to listen to customers, quickly resolve problems when they occur, learn from problems that arise and maintain trust with drivers and riders. Our safety strategy integrates multiple protection layers across the entire lifecycle, combining technology, policy and human expertise:
•Annual background checks and ongoing criminal monitoring for drivers. Every driver is required to pass a professionally administered criminal background check before they drive and each year after that. In the United States, continuous criminal monitoring allows us to quickly deactivate drivers with disqualifying criminal convictions. Similarly, in the United States, we also continuously check driving records so that we can promptly identify and remove drivers from the platform upon detection of a disqualifying violation.
•Safety education. Every driver completes mandatory safety education before driving with Lyft, with opportunities for continued safety education once they are Lyft drivers.
•Rider verification. We work to verify rider profiles so drivers know who they’re sharing the ride with. Drivers can see a rider’s verification status before they accept a ride. Our process includes cross-checking a rider’s personal information using trusted, third-party databases. Any information provided is protected in accordance with our privacy policy.
•Location sharing. The Lyft App provides real-time ride tracking, so riders can share their exact location and route with family and friends. Once a user enables this feature, a user’s trusted contacts (who they shared their location with) can see trip status and where they are on the map.
•Emergency help. Lyft offers in-app emergency tools like direct 911 calling, live safety agent support and real-time location sharing with 911, to help riders and drivers get assistance quickly when they need it. Additionally, if a rider or driver needs emergency assistance at any point, Lyft offers tools to help beyond 911 in-app integration with partners like ADT and RapidSOS. Subject to geographic availability, Lyft offers customers tools – like opportunities to connect with live agents during a ride, and silent location sharing with 911 agents to ensure customers can receive emergency help faster.
•Live safety support and specialized support and advocacy. Our SCC team is standing by, ready to help via phone or chat 24/7, and every member of the SCC team is a credentialed victim advocate. Each member has training in trauma-informed care.
•Smart trip check-in. Our platform employs machine learning to monitor rides in real-time, analyzing GPS trajectory, speed, stops, and historical patterns. When systems detect unusual activity—such as route deviations or prolonged stops—we proactively reach out to riders and drivers through notifications, texts, or calls. If assistance is needed, we connect them to emergency services or our SCC team.
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

•Two-way ratings and feedback. At the end of each trip, drivers and riders are prompted to rate their ride. Low ratings and negative feedback trigger automated safety reviews. Users with consistently low ratings or concerning patterns may face warnings, suspensions, or permanent deactivation.
•Industry Sharing Safety Program. Lyft partners with certain companies to share information about the drivers who are deactivated from certain rideshare and delivery platforms for specific select reasons. The program enables the sharing of information to equip participating companies with the information needed to take action on their own platform.
Government Regulation
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, worker classification, labor and employment, payments, advertising, text messaging, intellectual property, taxation, privacy, data security, competition, unionizing and collective action, antitrust, mobile application accessibility, AVs, bike and scooter sharing, and insurance are often complex and are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.
See the section titled “Risk Factors” including the subsection titled “Risk Factors—Risks Related to Regulatory and Legal Factors” included in Part 1, Item 1A and Note 10 “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information.
Human Capital
As of December 31, 2025, we had 3,913 full-time employees worldwide. None of our employees in the United States are represented by a labor union or covered by a collective bargaining agreement. In certain foreign countries, some of our employees are represented by trade unions or work councils. We have not experienced any work stoppages and we consider our relations with our employees to be positive. We also engage contractors, consultants, and vendors to support our operations.
Our success depends on our ability to attract, develop, and retain highly skilled employees across engineering, operations, product, and other critical functions. Our human capital strategy is developed and managed under the leadership of our Chief People Officer, who reports through our Chief Legal and Business Officer to our Chief Executive Officer, and is overseen by our board of directors.
Attracting and Retaining Talent
We are committed to providing competitive compensation and benefits that reward performance and support our employees’ professional growth and well-being.
•Competitive Compensation. Our compensation philosophy is designed to be market-competitive and to incentivize high performance. We provide employees with compensation packages that may include base salary, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and performance-based cash incentives. To ensure our compensation remains competitive and fair, we regularly review our practices against external market data and make adjustments as needed to attract and retain top talent in a highly competitive labor market, particularly for highly skilled software engineers, product managers, and other technical professionals who are in high demand.
•Comprehensive Benefits and Support. We take a holistic approach to supporting employee well-being. We provide eligible employees and their eligible dependents with comprehensive health and wellness benefits, including medical, dental, and vision coverage, mental health resources, and wellness programs. Additionally, we offer retirement savings programs, paid time off, parental leave, and other benefits designed to support our employees and their families.
Employee Development and Engagement
We believe that investing in our employees’ career development and maintaining high levels of engagement are essential to building and sustaining a high-performing workforce and a values-driven culture.
•Professional Growth and Development. We are committed to helping our employees achieve their career goals through learning and development opportunities. We provide access to training programs, skill-building resources, mentorship, coaching and leadership development initiatives designed to help employees grow in their current roles and prepare for future opportunities. We also support internal mobility, encouraging employees to explore different roles and teams within Lyft to broaden their experience and advance their careers.
•Employee Engagement and Feedback. We measure employee engagement through two surveys a year and other feedback mechanisms to understand our employees’ needs, concerns, and ideas for improvement. We use this feedback to inform decisions about our workplace policies, programs, and culture. Our leadership teams review engagement data and work to address areas of opportunity while building on our strengths. We believe that listening to our employees and acting on their feedback helps us create a work environment where people can perform at their best.

•Performance Management. We maintain a performance management process designed to provide employees with clear expectations, regular feedback, and opportunities for recognition and advancement. Our managers are trained and equipped with resources to conduct fair and objective performance reviews, identify high performers, and support employees in reaching their full potential.
Our employees' talent, dedication, and innovation are critical to achieving our purpose and delivering value to our riders, drivers, the communities we serve and shareholders.
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

Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. For the purposes of this “Item 1A. Risk Factors” section, riders are passengers who request rides from drivers on our platform and renters of a shared bike or scooter.
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
Operational Factors
•uncertainty regarding the growth of ridesharing and other markets and the unpredictability of our results of operations;
•our financial performance and any inability to maintain profitability in the future;
•competition in our industries;
•our ability to attract and retain qualified drivers and riders;
•our insurance coverage, the adequacy of our insurance reserves, and the ability of third-party insurance providers to service our auto-related insurance claims;
•our reputation and brand;
•illegal or improper activity of users of our platform;
•the accuracy of background checks on potential or current drivers and our third-party providers’ ability to effectively conduct such background checks;
•changes to our pricing practices;
•the growth and development of our network of shared bikes and scooters and the quality of and supply chain for our network of shared bikes and scooters;
•our AV technology, partnerships with other companies who offer AV technologies, and the overall development of the AV industry;
•claims from riders, drivers or third parties;
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
•our presence outside the U.S. and any future international expansion;
•our share repurchase programs, including our ability to realize anticipated long-term stockholder value;
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
Since our ridesharing marketplace launched in 2012, we have primarily focused on ridesharing, particularly in North America. However, our business and strategy continue to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies, and we have recently engaged in more significant expansion of our operations to new geographies and new offerings. In July 2025, we expanded our operations beyond North America, entering nine new countries and more than 180 cities through our acquisition of Freenow, a leading European multimodal app with taxi offering at its core. In October 2025, we acquired TBR, a global luxury chauffeuring company that operates in thousands of cities worldwide. Our evolving business, industry and markets make it difficult to evaluate our future prospects and the risks and challenges we may encounter including our ability to:
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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have an evolving business and financial model and operate in rapidly evolving markets, any predictions about our future Gross Bookings, revenue, expenses and earnings may not be as accurate as they would be if we had a static financial model or operated in a more predictable market. From time to time, we have also reevaluated and changed our cost structure and focused our business model, which may result in increased expenses in the near term or reductions in revenue. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected, which could, in turn, cause our stock price to decline.
Our financial performance in recent periods may not be indicative of future performance, and we may not be able to achieve or maintain profitability in the future.
We achieved net income, on a GAAP basis, in the years ended December 31, 2024 and 2025, however, we incurred net losses every other year since our inception, and we may not be able to achieve or maintain GAAP profitability. We expect that our financial performance, including our net income and Adjusted EBITDA, will continue to fluctuate in future periods. We can provide no assurances that we will achieve or maintain profitability in the future, on a quarterly or annual basis.
While we remain focused on operating efficiently, our expenses may increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, including new geographies, and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance and industry-wide sectoral bargaining for rideshare drivers. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, our purchase and/or operation of AVs and related infrastructure, and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to RSUs and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of December 31, 2025, we had $140.5 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately 8 months. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
As our business evolves, our revenue growth rates and results of operations will fluctuate due to a number of reasons, which may include changes in the macroeconomic environment, slowing demand for our offerings, increasing competition or changes in market dynamics, a decrease in the growth of our overall market or market saturation, varying profitability of different offerings, increased expenses due to investments, public health crises, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
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
Our main ridesharing competitor in the U.S. and Canada is Uber, and in Europe, our main competitors for app-based intermediation services for taxi and private hire vehicles are Uber and Bolt, though we also compete with other TNCs and taxicab and livery companies, as well as traditional automotive manufacturers and technology companies. Our main competitors in bike and scooter sharing include Lime, Bird, Fifteen, nextbike and Dott. We also compete with other manufacturers of bike and scooter sharing equipment for sales of such equipment, particularly in markets outside of the U.S.
Additionally, there are other non-U.S.-based TaaS network companies, bike and scooter sharing companies, consumer vehicle rental companies, non-ridesharing TNCs and traditional automotive manufacturers that may expand into North America and Europe. There are also a number of companies developing and introducing AV technology and TaaS offerings that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), Baidu, Bolt, and Tesla as well as many other technology companies and automobile manufacturers and suppliers. We anticipate continued challenges from current competitors as well as from new entrants into the TaaS market.
Within each of these markets, the cost to switch between products is low. Riders have a propensity to shift to the lowest-cost or highest-quality provider and could use more than one platform; drivers have a propensity to shift to the platform with the highest earnings potential. In addition, certain of our competitors and potential competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect the health of our marketplace and our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including AV technology or networks of shared bikes and scooters, or they may have other financial, technical or resource advantages. These factors may allow our competitors or potential competitors to derive greater Gross Bookings, revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs, offer more attractive pricing on their platforms or respond more quickly to new and emerging technologies, revenue opportunities and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings. We have entered into strategic collaborations and partnerships with certain of the aforementioned competitors, including with respect to AVs, and these partnerships may lead to actual or perceived conflicts of interest or misalignment of strategic objectives.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, and if we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

If our markets do not continue to grow, grow more slowly than we expect or fail to grow as large or otherwise develop as we expect, our business, financial condition and results of operations could be adversely affected.
The U.S. ridesharing market was introduced in 2012 and has continued to grow over time. However, it is uncertain to what extent the market will continue to grow, if at all. New technologies and changing consumer preferences may decrease or shift the ridesharing market. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is continuing to develop and change, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt ridesharing and our other offerings across a variety of use cases, as well as our ability to shift our business model in line with consumer preferences. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, longer-term behavioral and social shifts, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets if, among other reasons, such markets are not developing as we expected. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures as well as our ability to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses, various driver incentives, developed new programs such as guaranteed earnings, and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, from time to time, in order to attract and retain drivers, and ensure an adequate supply of drivers to meet rider demand as well maintain our expectations for rider service, we offer increased incentives to improve driver supply. Our revenue and results of operations have been and may in the future be negatively impacted by supply incentives to the extent such incentives do not result in increased revenue or reduce our profitability. Additionally, we are required to provide benefits to drivers in certain markets in response to regulations or settlement agreements, including in California, New York and Massachusetts. Other jurisdictions have adopted or may adopt similar laws and regulations, and we may reach similar or other settlements with other jurisdictions, any of which may increase our expenses. Litigation seeking to reclassify drivers as employees is pending and/or threatened in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If we are required to shift our business model to classify drivers as employees, we would incur significant additional expenses that we may need to develop new offerings and approaches to attract and retain such drivers. These changes in our model would have significant adverse impacts on our business and operating results.
If drivers are unsatisfied with certain of our partners, including our third-party vehicle rental partners, our ability to attract and retain qualified drivers and to increase their utilization of our platform could be adversely affected. Further, incentives we provide to attract drivers could fail to attract and retain qualified drivers or fail to increase utilization, or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration, labor and employment laws or background check requirements, may result in a shift or decrease in the pool of qualified drivers, which may result in increased competition for qualified drivers or higher costs of recruitment, operation and retention. As part of our business operations or research and development efforts, data on the vehicle may be collected and drivers may be uncomfortable or unwilling to drive knowing that data is being collected. Other factors outside of our control, such as concerns about personal health and safety, increases in the price of gasoline, vehicles or insurance, or concerns about the availability of government or other assistance programs if drivers continue to drive on our platform, may also reduce the number of drivers on our platform or their utilization of our platform, or impact our ability to onboard new drivers. If we fail to attract qualified drivers on favorable terms, fail to increase their utilization of our platform or lose qualified drivers to our competitors, we may not be able to meet the demand of riders, including maintaining a competitive price of rides to riders, and our business, financial condition and results of operations could be adversely affected.

If we fail to cost-effectively attract new riders, or to increase utilization of our platform by existing riders, our business, financial condition and results of operations could be harmed.
Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other platforms. We believe that our paid marketing initiatives have been and will continue to be critical in promoting awareness of our offerings, which in turn drives new rider growth and rider utilization. However, our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings, our policies, including our pricing algorithms and pricing policies, the quality of our service, including timely pick-ups, drivers on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive the transportation services provided by drivers on our platform to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas, we will be relying in part on referrals from our existing riders to attract new riders, and therefore we must ensure that our existing riders remain satisfied with our offerings. In addition, we have experienced and may continue to experience seasonality in both ridesharing and bikes and scooters rentals during the winter months, which may harm our ability to attract and retain riders during such periods. From time to time, we have also experienced volatility in the health of our overall marketplace. We cannot predict whether these impacts will continue, including longer term. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, we may not be able to provide drivers with an adequate level of ride requests, and our business, financial condition and results of operations could be adversely affected. In addition, if we do not achieve sufficient utilization of our asset-intensive offerings such as our network of shared bikes and scooters, our business, financial condition and results of operations could be adversely affected.
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
We require drivers to carry automobile insurance in most countries we offer services in, and in many cases we also procure insurance on behalf of drivers. From the time a driver becomes available to accept rides in the Lyft App until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under U.S. state law and general business liabilities up to certain limits. To comply with insurance regulatory requirements in jurisdictions we operate in, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In nearly all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. As we continue to expand our international footprint, we face increasingly complex and diverse regulatory insurance frameworks. If we fail to comply with these evolving regulatory frameworks, or if our third-party insurance providers or claims administrators become insolvent or otherwise fail to fulfill their obligations, we may be exposed to significant unmitigated losses. Such events could materially and adversely affect our business, financial condition, and results of operations.
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
In recent periods, the automotive insurance industry has experienced rising costs due to, among other things, inflation, supply chain challenges, insurance fraud, and the cost of medical care, which has harmed our business, financial condition and results of operations, including through increased insurance renewal costs, and we expect it to continue to negatively impact the automotive insurance industry and our business, financial condition and results of operations.
We have, from time to time, ceded portions of retained insurance risk to third-parties, including as described in the “Insurance Reserves” subheading in Note 8 “Supplemental Financial Statement Information” to the consolidated financial statements included in this Annual Report on Form 10-K. These transactions may cause us to incur additional expenses in the total cost of this risk, and we are subject to recapture of the risk if any third-party reinsurer were to default on their reinsurance obligation.
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
•accidents, defects or other negative incidents involving AVs or network of shared bikes and scooters on our platform or bikes and scooters sold to third parties;
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
Illegal, improper or otherwise inappropriate activities by users, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating users of our platform could adversely affect our brand, business, financial condition and results of operations. These activities may include criminal activity such as assault, theft, unauthorized use of credit and debit cards or bank accounts, as well as other misconduct such as sharing of rider or driver accounts, and identity theft to create user accounts. While we have implemented various measures intended to anticipate, identify and address the risk of these types of activities, these measures may not adequately address, and are unlikely to prevent, all illegal, improper or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct has and could continue to expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities, such as our requirement that all U.S. drivers undergo annual background checks or our two-way rating system and related policies, are too restrictive and inadvertently prevent qualified drivers and riders otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified drivers and riders on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform, on our competitors’ platforms, or on any ridesharing platform, could adversely affect our reputation and brand or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition and results of operations.
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
While some major cities have widely adopted bike and scooter sharing, there can be no assurance that new markets we enter will accept, or existing markets will continue to accept, bike and scooter sharing, and even if they do, that we will be able to execute on our business strategy or that our related offerings will be successful in such markets. For example, although we have exclusive rights to operate bike or scooter sharing programs in certain jurisdictions, we have faced competition in contravention of such rights and have incurred costs to defend against such challenges. A negative determination in other legal disputes regarding bike and scooter sharing, including an adverse determination regarding our existing rights to operate, could adversely affect our competitive position and results of operations. Additionally, we may from time to time be denied permits to operate, or be temporarily restricted from operating our bike share program or scooter share program in certain jurisdictions due to, among other things, public health and safety measures. While we do not expect any denial or suspension in an individual region to have a material impact, these denials or suspensions in the aggregate could adversely affect our business and results of operations. Even if we are able to successfully develop and implement our network of shared bikes and scooters, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding bike and scooter sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes and scooters on the road, and the general safety of the bikes and scooters themselves. Such negative public perception may result from incidents on our platform or incidents involving our competitors’ offerings.
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
We incur significant costs related to the design, purchase, sourcing and operations of our network of shared bikes and scooters and we expect to continue incurring such costs. The prices and availability of bikes and scooters and related products may fluctuate depending on factors beyond our control including market and economic conditions, tariffs, changes to import or export regulations and demand. Substantial increases in prices of these assets or the cost of our operations would increase our costs and reduce our margins, which could adversely affect our business, financial condition and results of operations. Further, customs authorities may challenge or disagree with our classification, valuation or country of origin determinations of our imports. Such challenges could result in tariff liabilities, including tariffs on past imports, as well as penalties and interest. Although we have reserved for potential payments of possible tariff liabilities in our consolidated financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.
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
If we are unable to efficiently develop, enable, or implement partnerships with other companies to offer AV technologies on our platform in a timely manner, our business, financial condition and results of operations could be adversely affected.
We have invested, and plan to continue to invest, in the development of AV-related technology for use on our platform. We currently partner and have partnered in the past with several companies to develop AV technology and offerings, and to make AV technology and offerings available on our platform. Autonomous driving is a new and evolving market, which makes it difficult to predict its acceptance, its growth, and the magnitude and timing of necessary investments and other trends, including when it may be more broadly or commercially available. Our initiatives may not perform as expected, which would reduce the return on our investments in this area and our current or future partners may decide to terminate or scale back their partnerships with us. For example, in the past we have incurred impairment charges in connection with the wind-down of an AV partner. Following the sale of our Level 5 self-driving vehicle division in 2021, we no longer develop our own AV technology, so we must develop and maintain partnerships with other companies to offer AV technology on our platform, and if we are unable to do so, or if we do so at a slower pace or at a higher cost or if our technology is less capable relative to our competitors, or if our strategy with regard to AV technology development is not successful, our business, financial condition and results of operations could be adversely affected. Likewise, even if we successfully engage with AV technology partners, if our current or future AV technology partners are delayed or prevented from developing AV technology, for example, due to regulatory scrutiny or a decrease in available capital, our business, financial condition and results of operations could be adversely affected. Further, the ecosystem of AV development is complex and certain of our partners are also our competitors. Some of these partners also partner with our other competitors. Accordingly, these partnerships and relationships may not result in the intended benefits or return on investment we expect, and our business, financial condition and results of operations could be adversely affected.
The AV industry may not continue to develop, or AVs may not be adopted by the market, which could adversely affect our prospects, business, financial condition and results of operations.
Autonomous driving involves a complex set of technologies, including the continued development of sensing, computing and control technology. We have relied on building strategic partnerships with third-party developers of such technologies, as such technologies are costly and in varying stages of maturity. There is no assurance that these current or future partnerships will result in the development of market-viable technologies or commercial success in a timely manner or at all. In order to gain acceptance, the reliability of AV technology must continue to advance.
Additional challenges to the development and deployment of AV technology, all of which are outside of our control, include:
•market acceptance of AVs;
•state, federal or municipal licensing requirements, safety standards, and other regulatory measures;
•necessary changes to infrastructure to enable adoption;
•concerns regarding electronic security and privacy;

•levels of investment by developers of AV technology; and
•public perception regarding the safety of AVs for drivers, riders, pedestrians and other vehicles on the road.
There are a number of existing laws, regulations and standards that may apply to AV technology, including vehicle standards that were not originally intended to apply to vehicles that may not have a human driver. Such regulations continue to rapidly evolve, which may increase the likelihood of complex, conflicting or otherwise inconsistent regulations, which may delay our ability to bring AV technology to market or significantly increase the compliance costs associated with this business strategy. In addition, there can be no assurance that the market will accept AVs or the timing of such acceptance, if at all, and even if it does, that we will be able to execute on our business strategy or that our strategy and offerings will be successful in the market. Even if AV technology is successfully developed and implemented, there may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding AVs, including the overall safety and the potential for injuries or death occurring as a result of accidents involving AVs and the potential loss of income to human drivers resulting from widespread market adoption of AVs. Such negative public perception may result from incidents on our platform, incidents on our partners’ or competitors’ platforms, or events around AVs more generally. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.
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
Our business involves the collection, storage, transmission and other processing of our users’ personal data and other sensitive data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business, including intellectual property, and similar information we receive from third parties. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities we maintain or use in our business through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing rider names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce our employees, partners, customers, users or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches or incidents experienced by other companies may be leveraged against us. For example, credential stuffing attacks are common and sophisticated actors can mask their attacks, making them difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them more difficult to detect.
Although we have developed systems and processes designed to protect our users’ data and prevent breaches and incidents, these measures cannot guarantee total security or prevent incidents from impacting our platform. Our information technology and infrastructure are subject to cyberattacks, breaches and incidents, including ransomware or other malware, which have resulted in and may result in interruptions to our operations or unavailability of our platform. Further, unauthorized parties or authorized third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties and acquiring or partnering with other companies, we increasingly have employees or third-party relationships in jurisdictions outside the U.S., or expand work-from-home practices of our employees, our exposure to cyberattacks, breaches and incidents may increase. As a result of conflicts such as the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others. Further, employee and service provider error, malfeasance or other vulnerabilities, bugs or errors in the storage, use or transmission of personal information could result in an actual or perceived breach or incident. In the past, there have been allegations regarding violations of our policies restricting access to personal information we store, and we may be subject to these types of allegations in the future. Our service providers also face various security threats, and we and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks, breaches and incidents.
Any actual or perceived breach or incident affecting us or other parties with which we share data or that are processing data on our behalf could interrupt our operations, result in our platform being unavailable or otherwise disrupted, result in loss, alteration, unavailability or unauthorized use, disclosure or other processing of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in regulatory investigations and other proceedings, private claims, demands, litigation and other proceedings, loss of our ability to accept credit or debit card payments, increased card processing fees, and other significant legal, regulatory and financial exposure and lead to loss of driver or rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. In addition, any actual or perceived compromise, breach or incident impacting AVs, whether through our platform or our competitors’, could result in legal, regulatory and financial exposure and lead to loss of rider confidence in our platform, which could significantly undermine our business. Further, any cyberattacks directed toward, or breaches or incidents impacting, our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.
We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we continue to implement systems and processes designed to prevent and address security breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to respond to or prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the breach or incident and its root cause.
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
We currently host our platform and support our operations using Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cyberattacks, terrorist attacks, power outages and similar events or acts of misconduct, and AWS has experienced, and caused their users to experience, service outages and interruptions for a variety of reasons which has impacted us in the past. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.
Our commercial agreement with AWS will remain in effect until expiration in December 2030. AWS or Lyft may terminate the agreement for cause upon a material breach of the agreement, subject to either party providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short term loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
On December 30, 2025, we entered into an addendum to our commercial agreement with AWS, pursuant to which we committed to spend an aggregate of at least $562.5 million between January 2026 and December 2030 on AWS services, with a minimum amount of $100 million in each of the five years. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference, which could adversely affect our financial condition and results of operations.
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
Our independently managed subsidiary, Flexdrive operates a portion of the Express Drive vehicle rental program for drivers and sources its fleet from a range of auto manufacturers. In addition, we have established environmental programs that may limit the range of auto manufacturers or vehicles that Flexdrive can source or purchase from. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to provide cars to Flexdrive on terms or at prices consistent with past agreements, Flexdrive may be unable to obtain a sufficient number of vehicles for Lyft to operate the Express Drive business without significantly increasing fleet costs or reducing volumes. In the event of natural disasters or public health crises or pandemics, operating rental locations may be difficult or impossible. Flexdrive’s ability to make vehicles available for rent through the Express Drive program, or demand for the Express Drive Program, has been and could be adversely affected, resulting in reduced utilization of the vehicles in the fleets, which would adversely affect our profitability.
In addition, macroeconomic factors such as tariffs and import restrictions may lead to an increase in new vehicle prices and/or availability. Flexdrive has previously experienced and may in the future experience production and delivery delays which can hinder its ability to meet demand and grow the fleet. New vehicle production delays also lead to holding onto existing vehicles longer which in turn leads to increased costs relating to those vehicles.
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
For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the U.S. and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the U.S., we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
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
Lyft Ads and our ability to generate and increase revenue from Lyft Ads are subject to various risks and uncertainties, including:
•our ability to compete effectively for advertising spend, including our ability to create valuable products, attract and retain advertisers, particularly because our advertisers do not have long-term commitments with us;
•the impact of seasonal, cyclical or other shifts in advertising spend, including the impact of macroeconomic conditions, such as changes in market conditions due to actual or proposed tariffs;
•our ability to deliver advertisements, including the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;
•our failure to increase the number of riders who engage with Lyft Ads or changes in viewer demographics that impact advertiser spend;

•adverse legal developments (regulatory, legislative, and industry) relating to advertising, including relating to the collection, use, and other processing of information and other privacy considerations, including with respect to ad targeting and measurement tools;
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
•adverse media reports or other negative publicity involving us, our business or advertisers on our platform that may impact our brand and reputation and the willingness of advertisers to advertise on our platform, this could include any driver, rider, or third party dissatisfaction due to advertisements;
•any liability, brand or reputational harm from advertisements shown on our platform; and
•any uncertainty related to third-party agreements to manage, sell ads, or otherwise to provide services in the Lyft Ads ecosystem.
These and other factors could harm our Lyft Ads business and the ability of our Lyft Ads business to achieve the return on investment we expect which could harm our business.
Use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the data sets used, and/or a complex, developing regulatory environment.
We use artificial intelligence (“AI”) (including machine learning and automated decision making) for our internal work streams and productivity as well as in our platform, offerings, services and features, which may present additional risks, including risks inherent in its use. We are making investments in expanding our AI capabilities in our platform, offerings, services and features, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new features using AI technologies, including, for example, generative AI. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create discriminatory outcomes. AI algorithms may use third-party inputs with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or fully addressed by federal or state regulations. The U.S. and other countries are considering comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that the European Union (the “EU”) has adopted the first such framework in its Artificial Intelligence Act. In addition, there may be additional legislation or regulations from government bodies that similarly impose compliance obligations for AI. Any failure or perceived failure by us or our service providers to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning, automated decision making, and algorithms, have and could impair the operationality or acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
If we are not able to successfully develop new offerings on our platform and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies, and some of our recent features have included Women+ Connect, Price Lock, Lyft Silver, and our driver earnings commitment. If our experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.

Developing and launching new offerings or enhancements to the existing offerings on our platform involves significant risks and uncertainties, including risks related to the reception of such offerings by existing and potential future drivers and riders, increases in operational complexity, new or different regulatory and compliance requirements, unanticipated delays or challenges in implementing such offerings or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast rider demand and the number of drivers using our platform), our dependence on strategic commercial partnerships, and negative publicity in the event such new or enhanced offerings are perceived to be unsuccessful. We have scaled our business rapidly, and significant new initiatives have in the past resulted in, and in the future may result in, operational challenges affecting our business. In addition, developing and launching new offerings and enhancements to our existing offerings may involve significant up-front capital investments and such investments may not generate sufficient returns on investment. Further, from time to time we may reevaluate, discontinue and/or reduce these investments and decide to discontinue one or more offerings, which may lead to additional expenses and loss of riders and drivers. Any of the foregoing risks and challenges could negatively impact our ability to attract and retain qualified drivers and riders, our ability to increase utilization of our offerings and our visibility into expected results of operations, and could adversely affect our business, financial condition and results of operations. Additionally, since we are focused on building our community and ecosystems for the long-term, our near-term results of operations may be impacted by our investments in the future.
If we are unable to successfully manage the complexities associated with our multimodal platform, our business, financial condition and results of operations could be adversely affected.
Our expansion, either through our first party offerings or third-party offerings through our partnerships, into bike and scooter sharing, taxi, private hire vehicles, car sharing, and other modes of transportation and vehicle rental program has increased the complexity of our business. These new offerings have required us to develop new expertise and marketing and operational strategies, and have subjected us to new laws, regulations and risks. For example, our Wait & Save and Priority Pickup offerings, which enable riders to opt for a longer wait time for a lower fare or pay extra for prioritized matching, respectively, require ongoing maintenance and enhancement to efficiently balance driver supply with rider demand, as well as to manage pricing methodologies and logistics. Additionally, from time to time we reevaluate our offerings on our multimodal platform and have in the past decided and may again decide to discontinue or modify an offering or certain features. Such actions may negatively impact revenue in the short term and may not provide the benefits we expect in the long term. If we are unable to successfully manage the complexities associated with our expanding multimodal platform, including the effects our new and evolving offerings have on our existing business, our business, financial condition and results of operations could be adversely affected.
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
Our ability to attract and retain qualified drivers and riders is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support, including both in-person and remote support. Users on our platform depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride, leaving something in a driver’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. As we continue to grow our business and improve our offerings, we have faced and will continue to face challenges related to providing quality support services at scale. As we grow our international rider base and the number of international drivers on our platform, our support organization has faced and will continue to face additional challenges, including those associated with delivering support in languages other than English. Any failure to provide efficient and effective user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.

Failure to deal effectively with fraud could harm our business.
From time to time, we incur losses from various types of fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a rider, attempted payments by riders with insufficient funds, fraud committed by drivers, riders or third parties, and fraud committed by riders in concert with drivers. Bad actors use increasingly sophisticated methods to engage in illegal activities, including those involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current card payment practices, we may be liable for rides facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. As we expand our business, particularly as we expand into new geographies and offerings, we will need to continue to expand our fraud detection systems. Despite measures that we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our inability to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.
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
With the exception of certain taxi markets in Europe and rides for which variable fares apply, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver (which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service, including the Driver Addendum. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. Additionally, Shared Rides, a limited-scope offering for business-to-business partnerships in select markets, as well as for rides originating at airports in select markets (in addition to rides to and from the airport in one market) as part of a pilot offering, enables unrelated parties traveling along similar routes to generate a discounted fare at the cost of possibly longer travel times. The fare charged for the Shared Ride is decoupled from the payment made to the driver, and for some Shared Ride types, we do not adjust the driver payment based on the success or failure of a match. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to the driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our breadth of offerings or up-front prices, our ability to compete effectively in these locations could be adversely affected. From time to time we adjust our prices due to these factors, which may harm our results of operations. We also utilize certain AI and machine-learning technologies and algorithms to optimize our pricing and marketplace. Errors in AI, machine-learning technologies, algorithms, or the inputted data, including insufficient data sets or biased information, or the processing of the data may lead to discriminatory or other adverse outcomes. In addition to our ridesharing and Shared Ride offerings, we offer taxi and private hire vehicle options in certain international markets. For these offerings, we receive a set percentage of the fare. We may incur a loss from a transaction where driver or rider incentives are applied in excess of the commission we received on the fare. If we are unable to effectively manage our pricing methodologies in conjunction with our existing and future pricing and incentive programs and/or products, our business, financial condition and results of operations could be adversely affected.
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
From time to time, we have undertaken workforce reductions in order to better align our operations with our strategic priorities, manage our cost structure (including in response to the effects of the macroeconomic environment and efforts to reduce operating expenses) or in connection with acquisitions. These actions may adversely affect employee morale, our culture and our ability to attract and retain personnel. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.
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
We face intense competition for highly skilled personnel, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. This competition has intensified in recent periods, and could continue to intensify for such personnel. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. Declines in our stock price and cost reduction or restructuring initiatives, which we have undertaken from time to time, may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition or we may need to provide additional cash or equity compensation to retain employees. Many of our employees have received and may continue to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. Additionally, changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or may hire in the future. Furthermore, our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are unable to effectively manage our hiring needs or successfully integrate new hires, and add or retain employees effectively, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.
Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.
Our business depends on users’ access to our platform via a mobile device and the Internet. AVs rely on connectivity to perform their services; as our business with AVs expands, our business will become even more dependent on reliable connectivity service. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt or increase the cost of users’ ability to access our platform. In addition, the Internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in Internet or mobile device accessibility, even for a short period of time, could adversely affect our results of operations.

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
Our presence outside the U.S. and our international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
Since 2017, we have provided and expanded our offerings in international markets. In July 2025, we acquired Freenow, and in October 2025, we acquired TBR. In addition, we have several international offices that support our business. We also transact internationally to source and manufacture bikes and scooters and may increase our business in international regions in the future. Operating outside of the U.S., including expansion into livery and adding taxis, private hire vehicles and executive chauffeur services to our service offerings, may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, human resources, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
Our limited experience in operating our business internationally increases the risk that our current and future expansion efforts may not be successful, which may result in shutting down certain international operations or closing certain international offices, which could result in additional costs and cash requirements, any of which may harm our business, financial condition and results of operations. As we have invested substantial time and resources to expand our operations internationally, if we are unable to manage these risks effectively, our business, financial condition and results of operations could be adversely affected.
In addition, international expansion has increased our risks in complying with laws and standards in the U.S. and other jurisdictions, including with respect to customs, anti-corruption, anti-bribery, anti-fraud, political activity, export controls and trade and economic sanctions. Continued international expansion, including possible engagement with foreign government entities and organizations as customers for our rideshare, bikes and scooters offerings, taxi, private hire vehicles and executive chauffeur offerings, and emerging offerings may further increase such compliance risks. Our recent acquisitions further increase these risks. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of applicable anti-corruption, anti-bribery, anti-fraud, lobbying, export controls, sanctions and similar laws could result in adverse media coverage, investigations, significant legal fees, loss of export privileges, severe criminal or civil penalties or suspension or debarment from U.S. government contracts, and/or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
We are currently subject to some foreign currency exchange risk because our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Freenow conducts all of its operations outside of the U.S. through its German parent company and TBR conducts a majority of its operations, including its U.S. business, through its United Kingdom (the “U.K.”) parent company. Freenow and TBR each have subsidiaries or affiliates, which also operate in their respective local currencies. As a result, our international operations will account for a more significant portion of our overall operations, and our exposure to fluctuations in foreign currency exchange rates will increase. Because our consolidated financial statements will continue to be presented in U.S. dollars, the local currencies will be translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange risk.
We may not realize the anticipated long-term stockholder value of our share repurchase programs, and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price.
In February 2026, we authorized a new share repurchase program for the repurchase of up to $1.0 billion of the Company’s Class A common stock, in addition to amounts remaining available under our existing repurchase program under which we were authorized to repurchase a total of $750 million of the Company’s Class A common stock. Under existing or any future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase programs generally have no time limit, do not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, business and market conditions, compliance with applicable legal requirements, such as Delaware surplus and solvency tests, management discretion, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. The existence of a share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of our repurchase programs. Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements, and we may fail to realize the anticipated long-term stockholder value of these share repurchase programs.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for fires. The impact of climate change may increase these risks. In addition, any public health crises or pandemics, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the U.S. or abroad, could adversely affect our operations or the economy as a whole. For example, we have an office and employees in Ukraine that have been and may continue to be adversely affected by the current war in the region, including displacement of our employees. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in driver supply and rider demand imbalances, decreased demand for our offerings or a delay in the provision of our offerings, or increase our costs and operating expenses, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
Risks Related to Regulatory and Legal Factors
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
We are subject to a wide variety of laws in the U.S. and other jurisdictions in which we operate. Laws, regulations and standards governing issues such as TNCs, livery, taxis, vehicles for hire, public companies, ridesharing, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, recalls, personal injury, marketing, advertising, text messaging, subscription services, intellectual property, AI, securities, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, antitrust, arbitration agreements and class action waiver provisions, terms of service, web and mobile application accessibility, AVs, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, healthcare fraud, waste, and abuse, environmental health and safety, greenhouse gas emissions and EVs, background checks, public health, anti-corruption, anti-bribery, political contributions, lobbying, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls and delivery of goods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

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
The ridesharing industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and certain jurisdictions have adopted rules governing minimum driver earnings for ridesharing platforms. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we may face regulations relating to new or developing technologies. For example, the EU has adopted the Artificial Intelligence Act, which imposes operational and regulatory requirements relating to the use of AI technologies, and other jurisdictions have adopted and may continue to adopt laws and regulations relating to AI. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
Certain areas within our Lyft Business offerings also operate in regulated industries. For example, our healthcare business subjects us to laws and regulations (e.g., Medicaid, Medicare) that were adopted prior to the advent of the rideshare industry and that do not contemplate or address the unique issues the ridesharing industry faces. Failing to comply with such requirements could lead to our loss of Medicaid provider enrollment status, exclusion from participation in federal and state healthcare programs, or fines. In addition, certain of Lyft Business’ customers may be government entities or receive government funding, which exposes us to risks such as the government’s ability to unilaterally terminate contracts, the public sector’s budgetary cycles and funding authorization, and the government’s administrative and investigatory processes. Despite our efforts to comply with applicable laws, regulations and other obligations relating to our offerings, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers, customers, or partners, to comply with applicable laws or regulations or any other obligations relating to our Lyft Business offerings could harm our reputation and brand, discourage new and existing customers, drivers, and riders from using our platform, lead to refunds of ride fares or result in fines or proceedings by governmental agencies or private claims and litigation, any of which could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K. On June 13, 2023, the National Labor Relations Board issued a ruling in Atlanta Opera, reverting back to a more expansive federal test for classifying independent contractors under the National Labor Relations Act, the federal law that governs collective bargaining. On January 10, 2024, the U.S. Department of Labor (“USDOL”) issued a new final rule containing interpretive guidance for the classification of workers as employees or independent contractors, reverting back to a multi-factor “economic realities” test to determine if a worker was properly classified under the federal Fair Labor Standards Act. The rule became effective on March 11, 2024, and is currently under legal challenges. On September 4, 2025, the USDOL announced its intention to rescind the 2024 rule.
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
•claims under new or existing laws pertaining to unionizing, collective bargaining and other concerted activity (for example, Massachusetts Question 3 and California AB 1340, which set up a sectoral bargaining framework between drivers and rideshare companies);
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
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in a number of putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorneys General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in multiple jurisdictions. For more information about these types of legal proceedings, please see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K.
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
Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As our business continues to evolve, the possibility of intellectual property rights claims against us grows based on the following: increase in public profile, increases in the number of competitors in our markets, our continued development of new technologies, new products and services, and new intellectual property, as well as potential international expansion. In addition, various products and services of ours host, integrate, or otherwise rely on third-party content or intellectual property, including our Lyft Ads efforts, which provides a platform for third-party promotional advertisements, and our marketing and brand journalism efforts. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have sought to initiate licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
Our success is dependent in part upon protecting our intellectual property rights and technology (such as code, information, data, processes and other forms of information, knowhow and technology), or “intellectual property,” and as we grow, we expect to continue to develop intellectual property that is important for our existing or future business. We rely on a combination of patents, copyrights, trademarks, service marks, trade dress, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may not be sufficient or effective, and may vary by jurisdiction. Even if we do detect violations, we may need to engage in litigation to enforce our rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management attention. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology, reverse engineer our data and use our proprietary information to create or enhance competing solutions and services, which could adversely affect our position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. The laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the U.S. and effective intellectual property protections may not be available or may be limited in foreign countries. Our domestic and international intellectual property protection and enforcement strategy is influenced by many considerations including costs, where we have business operations, where we might have business operations in the future, legal protections available in a specific jurisdiction, and/or other strategic considerations. As such, we do not have identical or analogous intellectual property protection in all jurisdictions, which could risk freedom to operate in certain jurisdictions. As we expand our international activities, our exposure to unauthorized use, copying, transfer and disclosure of proprietary information will likely increase. We may need to expend additional resources to protect, enforce or defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international operations. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Competitors and other third parties may also attempt to access, aggregate, and/or reverse engineer our data which would compromise our trade secrets and other rights. We also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.
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
We receive, transmit, store and otherwise process a large volume of personal information and other data relating to users on our platform, as well as other individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and other processing of certain data. The scope of these laws and regulations may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. New or modified laws or regulations relating to privacy, data protection or information security, particularly such laws or regulations that require enhanced protection of data or new data retention, transfer or disclosure obligations, could greatly increase the cost of providing our offerings, require significant changes to our operations and our data processing practices and policies, and require us to incur additional compliance-related costs and expenses, and may prevent us from providing certain offerings in certain jurisdictions. In addition, our Lyft Ads efforts provide third-party promotional advertisements, including those that may be personalized to users. Current law and regulations, and potential changes in the law or regulatory landscape, limit and/or prohibit activities, and could further limit and/or prohibit activities in regard to any current and new offerings we undertake.
Further, as we continue to expand our offerings and user base, and as we expand into new geographies, such as in connection with our acquisition of Freenow, we will become subject to additional laws and regulations relating to privacy, data protection, and information security. For example, Freenow operates in the EU and in the U.K. Examples of laws applicable to Freenow in the EU and the U.K. are the EU General Data Protection Regulation and the U.K.’s Data Protection Act and General Data Protection Regulation, which apply to the processing of personal data in the EU and U.K., respectively. Each of these jurisdictions’ data protection regimes provides for substantial obligations applicable to the collection, use, transfer (including to the U.S.) and the processing of other personal data and imposes significant penalties for noncompliance. The EU also has adopted numerous laws and regulations relating to cybersecurity that may apply to certain Lyft subsidiaries. Expansion of our offerings may include partnerships and data sharing or transfers that could be subject to Title 28 of the U.S. Code of Federal Regulations Part 202, which prohibits or restricts certain transactions that involve bulk transfer of certain U.S. data to countries of concern and imposes significant penalties for noncompliance.
Additionally, the use of our Concierge and Lyft Pass for Public Funding offerings by healthcare customers, such as healthcare providers, health plans, and transportation brokers, subject us to compliance requirements under Health Insurance Portability and Accountability Act (“HIPAA”) regarding the use, collection, security, storage and disclosure of individuals’ protected health information (“PHI”). We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a Business Associate of Covered Entities or of other Business Associates. Compliance obligations under HIPAA include privacy, security and breach notification obligations and could subject us to increased liability and significant civil penalties for any unauthorized uses or disclosures of PHI determined to be a “breach.”

Additionally, we have incurred, and expect to continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards imposed by law, regulation or contractual obligations. In particular, with numerous laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over their interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our efforts to do so. As we consider expansion of business offerings and markets, and as laws and regulations change, we expect to incur additional costs related to privacy, data protection and information security standards and protocols imposed by laws, regulations, industry standards or contractual obligations related to such offerings and face additional risks that such expansion could be inconsistent with, or fail or be alleged to fail to meet, all requirements of such laws, regulations or obligations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government and regulatory investigations and other legal and regulatory proceedings, and in some situations we have received subpoenas and requests for documents and information, in the ordinary course of business, including those involving personal injury, property damage, worker classification, driver earnings, labor and employment, anti-discrimination, commercial disputes, antitrust, competition, consumer complaints (e.g., claims brought under the the Telephone Consumer Protection Act of 1991 or other laws), intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to product liability or our acquisitions, data privacy, advertising, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. For more information regarding these types of legal proceedings, please see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of our controls and systems do not perform as expected, we may experience deficiencies in our controls and we may not be able to meet our financial reporting obligations.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, including our acquisitions of Freenow and TBR, flexible work arrangements, new offerings on our platform or from strategic transactions. Further, weaknesses or deficiencies in our disclosure controls or our internal control over financial reporting have been discovered in the past, and other weaknesses or deficiencies may be discovered in the future. Our disclosure controls and procedures or our internal control over financial reporting are not expected to prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Furthermore, ineffective controls could negatively impact management’s assessment of our control environment. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause errors in our reporting. We may also be subject to public scrutiny, regulatory inquiries and legal proceedings if such failure results in an error in our financial reporting. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. As various levels of governments and international organizations become increasingly focused on tax reform, changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the U.S. passed the Inflation Reduction Act in 2022, which introduced a 1% excise tax on stock buybacks that has impacted us in connection with the settlements of capped call transactions and has increased the cost to us of share repurchases, which could reduce the number of shares we repurchase. Further, the Organisation for Economic Co-operation and Development released Pillar Two model rules defining a 15% global minimum tax for large multinational companies. While the Pillar Two Framework has been or is expected to be implemented in the tax laws of many jurisdictions, the current U.S. administration has signaled push-back against Pillar Two. Any of these or other developments or changes in tax laws or rulings in jurisdictions in which we operate could adversely affect our effective tax rate and our operating results.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.
The application of indirect taxes, such as payroll tax, sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to businesses like ours and to drivers is a complex and evolving issue. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. Tax authorities have challenged and may continue to challenge our calculation, reporting, or collection of such taxes, and may require us or our drivers to collect taxes in jurisdictions in which we do not currently do so. For example, we have an ongoing dispute with the City and County of San Francisco (“San Francisco”) regarding the application of gross receipts taxes to businesses like ours. For more information regarding this matter, please see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K.
In addition, local governments are increasingly looking for ways to increase revenue, which has resulted in tax reform and other legislative action to increase tax revenue, including through indirect taxes and fees. For example, it is becoming more common for local governments to impose per trip taxes or fees specifically on TNC rides. Although we have reserved for potential payments of possible past tax liabilities in our consolidated financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.
Additionally, one or more states, localities or other taxing jurisdictions may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours. For example, taxing authorities in the U.S. and other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. New legislation may require us or drivers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance and audit requirements, which could discourage drivers and riders from utilizing our offerings and make our offerings less attractive and could adversely affect our business, financial condition and results of operations.
Operating as a public company requires us to incur substantial costs and requires substantial management attention.
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we have in the past and may in the future be subject to stockholder activism, which can lead to substantial additional costs, distract management and impact the manner in which we operate our business. Furthermore, if any issues in complying with those requirements are identified, we may incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it.
Climate-related factors may have a long-term impact on our business.
We have established environmental programs, such as requiring our suppliers to ensure the efficient use of raw materials, water, and energy resources via our Supplier Code of Conduct, and we recognize that there are inherent climate-related risks wherever business is conducted. For example, our San Francisco, California headquarters is projected to be vulnerable to future water scarcity and sea level rise due to climate change, as well as increasing frequency of other climate-related events including wildfires and associated power shut-offs. Similar risks may exist in other regions as well. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, including our available supply of drivers, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Further, climate change is expected to increase the frequency and severity of certain such events, as well as contribute to chronic changes (such as changes to weather patterns) that may also impact the behaviors of drivers and riders or infrastructure on which we rely.
Additionally, we are or may become subject to emerging climate-related policies such as California’s Clean Miles Standard and Incentive Program that imposes certain greenhouse gas and EV requirements on the TNC industry, and California climate-related reporting requirements such as California’s Senate Bill 253 (SB 253), Senate Bill 261 (SB 261) and Senate Bill 219 (SB 219). Massachusetts, New York City and Toronto are developing or have developed rules to address the environmental impact of rideshare. In the EU, the Corporate Sustainability Reporting Directive (“CSRD”), which was adopted in 2022 and significantly amended in 2025, imposes requirements on certain companies to disclose information regarding certain environmental, social and governance practices. While we have assessed that we will not be in scope for CSRD in 2026, we will continue to monitor and evaluate as our business in the EU grows. Further, other jurisdictions are likely to consider similar rules, regulations and/or reporting requirements in the future. Efforts to comply with these policies and reporting requirements are likely to increase our costs, including costs related to reporting, the implementation of extensive internal controls processes and procedures regarding matters that have not been subject to such levels of controls in the past, and impose increased oversight obligations on our management and board of directors, as well as require us to hire third party experts. Any failure to meet the requirements could impact our ability to operate in the applicable jurisdiction. Failure to comply could also harm our reputation and brand.
As part of our long-term strategies to address climate risks and climate regulation, which we believe includes market shifts toward EVs and lower carbon-based business models, we often advocate for EV programs that can be efficiently accessed by drivers on our platform and rental car operators. Any failure of such programs to address EV capital costs, EV charging costs, and EV charging infrastructure in the context of TNCs’ unique needs could challenge our ability to progress toward internal and external EV targets. Furthermore, these EV programs are asset-intensive and require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. If we are not able to allocate sufficient capital or other resources to these programs and achievement of these goals, we may not be able to make progress toward or achieve such commitments and goals in a timely manner or at all, or we may need to modify or terminate certain programs or goals. We may also enter into arrangements with third parties for financing, leasing or otherwise, to enable us to meet our commitments and other legal or regulatory requirements. Such transactions may require us to provide guarantees for financing. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain environmental practices that meet evolving stakeholder expectations, or if we revise any of our commitments, initiatives, or goals, our brand and reputation could be harmed and we may face criticism from the media or our stakeholders, and our business, financial condition and results of operations could be adversely affected.
Risks Related to Financing and Transactional Factors
We may require additional capital, which may not be available on terms acceptable to us or at all, and which could reduce our ability to compete and could harm our business.
Historically, we funded our capital-intensive operations and capital expenditures primarily through equity and debt issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to meet our anticipated cash needs for working capital and capital expenditures (including to continue to make significant investments in our offerings, including potential new offerings). From time to time, we may seek additional equity or debt financing, including by the issuance of securities, to finance our operations and growth or to refinance our existing indebtedness, among other things. If we raise additional funds through the issuance of equity, equity-linked or debt securities, such as our convertible senior notes due 2029 (the “2029 Notes”) and convertible senior notes due 2030 (the “2030 Notes”), those securities may have rights, preferences or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Further, we have secured debt financing which has resulted in fixed obligations and certain restrictive covenants, and any debt financing secured by us in the future would result in increased fixed obligations and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, as well as liens on some or all of our assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Additionally, uncertain and volatile macroeconomic conditions, including economic instability or uncertainty, and other events beyond our control, such as slowing growth in the worldwide economy, inflation and high interest rates, as well as the instability and volatility in the banking and financial services sector, and the war in Ukraine, have negatively impacted the financing markets, and may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to compete and continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.
If we are unable to make acquisitions and investments, or successfully integrate them into our business, or if we enter into strategic transactions that do not achieve our objectives, our business, results of operations and financial condition could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets, joint ventures and strategic investments that complement our business, such as our acquisition of Freenow in July 2025 and our acquisition of TBR in October 2025, as well as divestitures, partnerships and other transactions. We have previously acquired and invested in, and we continue to seek to acquire and invest in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new offerings, new geographies and other opportunities that operate in relatively nascent markets. We also may explore investments in new technologies, which we may develop or other parties may develop. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities.
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
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. In addition, as a result of our acquisitions of Freenow and TBR, we became an indirect party to certain partnerships and joint ventures that we did not negotiate, and with partners with whom we are less familiar. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction, or we may have difficulty operating together with another partner or joint venturer. In addition, in light of high interest rates and the volatility of the financial markets, it may be more difficult to find suitable acquirors or business partners, and during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and the risk that the transaction does not close.
Further, minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the investment. In addition, we may be dependent on other persons or entities who control the entities in which we invest, including their management or controlling shareholders, and who may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment or result in litigation or regulatory action against us. We can provide no assurance that our investments in other technologies or businesses will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, in the past we have incurred impairment charges in connection with the wind-down of an AV partner.
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
In February 2024 and September 2025, we issued our 2029 Notes and 2030 Notes, respectively, in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of December 31, 2025, we had $1.1 billion of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of December 31, 2025, and $61.3 million in letters of credit were issued under the Revolving Credit Facility as of December 31, 2025. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permitted us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company’s common stock with the proceeds of a convertible note offering. See Note 11 “Debt” to our consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
In connection with the issuance of our 2029 Notes and 2030 Notes, we entered into the capped call transactions (the “2029 Capped Calls” and “2030 Capped Calls”, respectively) with certain financial institutions (the “option counterparties”). We are subject to the risk that any or all of the option counterparties might default under the 2029 Capped Calls and 2030 Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the 2029 Capped Calls and 2030 Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had $7.9 billion of federal, $6.4 billion of state, and $557.4 million of foreign net operating losses (“NOLs”) available to reduce future taxable income, which will begin to expire in 2034 for federal income tax purposes and in 2026 for state and foreign income tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Limitations may also apply under state and foreign tax laws. For example, in June 2024, California enacted legislation that limits the use of state NOLs for tax years beginning on or after January 1, 2024, and before January 1, 2027.
Under current law, the use of federal NOLs arising in tax years beginning after December 31, 2017 is limited to 80% of taxable income. Not all states conform to this provision. In future years, this provision may limit the usability of our NOLs generated after December 31, 2017.
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, including as described in the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws also provide that the federal district courts of the U.S. are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person or other defendant.
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
Following these risk assessments, we may accept identified risks; re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (“CISO”), who reports to our Chief Information Officer (“CIO”), to manage the risk assessment and mitigation process.
As part of our risk management processes, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings. We require relevant third-party service providers to confirm that they have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any breach of its security measures that may affect our company.
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
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, and consist of approximately 170,000 square feet under lease agreements. We maintain additional offices in multiple locations in the U.S. and internationally.
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
Holders of Record
As of December 31, 2025, there were approximately 218 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. As of December 31, 2025, there were no stockholders of record of our Class B common stock.
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
The graph below compares the cumulative five-year total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index from December 31, 2020 to December 31, 2025. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.
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
03/25
06/25
09/25
12/25

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2025 (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
October 1 - 31, 2025	2,113	$20.54	2,113	$306,604
November 1 - 30, 2025	1,676	$21.39	1,676	$270,755
December 1 - 31, 2025	967	$21.46	967	$250,008
Total	4,756		4,756
_______________
(1)Average price paid per share excludes broker commissions and fees.
(2)On February 11, 2025, we announced that our board of directors authorized the repurchase of up to $500 million of our Class A common stock. On May 8, 2025, we announced that our board of directors authorized an increase to the share repurchase program of an additional $250 million of our Class A common stock, for a total overall authorization of up to $750 million. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion. Please refer to Note 12 “Common Stock and Employee Stock Plans” to the consolidated financial statements for further information.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of results for 2025 and 2024 and year-to-year comparisons between 2025 and 2024. For a discussion of results for 2023 and year-to-year comparisons between 2024 and 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Financial and Operational Results for the Year Ended December 31, 2025

	Year Ended December 31,
	2025	2024	% Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$6,316.3	$5,786.0	9%
Net income(1)	$2,844.0	$22.8	NM
Net income as a percentage of revenue	45.0%	0.4%
Net cash provided by operating activities	$1,168.4	$849.7	38%

Key Metrics and Non-GAAP Financial Measures
Active Riders for the fourth quarter	29.2	24.7	18%
Rides	945.5	828.3	14%
Gross Bookings	$18,507.0	$16,099.4	15%
Adjusted EBITDA(2)	$528.8	$382.4	38%
Net income as a percentage of Gross Bookings	15.4%	0.1%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.9%	2.4%
Free cash flow(2)(3)	$1,115.6	$766.3	46%
_______________
(1)Net income for the year ended December 31, 2025 includes a $2.9 billion benefit from the release of our valuation allowance of U.S. federal and certain state deferred tax assets in the fourth quarter of 2025.
(2)For more information regarding our use of our non-GAAP financial measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.
(3)Free cash flow is defined as net cash provided by (used in) operating activities less purchases of property and equipment and scooter fleet.
NMNot meaningful.

Recent Developments
Acquisition of Freenow
On July 31, 2025, we completed the previously announced acquisition of Freenow, a European multimodal application with a taxi offering at its core. The acquisition marked Lyft’s first expansion outside of North America, beyond bikes and scooters. The Company paid approximately €205.9 million ($236.8 million) in cash, inclusive of closing adjustments. Refer to Note 4 “Acquisitions” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the acquisition.

Acquisition of TBR
On October 14, 2025, we completed the acquisition of TBR, a global premium ground transportation and chauffeur service company, for a total purchase price of approximately £86.4 million ($115.2 million), inclusive of an immaterial amount of contingent consideration. Refer to Note 4 “Acquisitions” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the acquisition.
Definitions of Key Metrics

Active Riders
The number of Active Riders is a key indicator of the scale of our user community.

	Active Riders
	2025	2024
	(in millions)
Three Months Ended March 31	24.2	21.9
Three Months Ended June 30	26.1	23.7
Three Months Ended September 30	28.7	24.4
Three Months Ended December 31	29.2	24.7
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
In each of the three month periods ended March 31, June 30, September 30, and December 31, 2025, Active Riders increased compared to the same periods in 2024 primarily due to our focus on rider and driver engagement, improved retention, overall marketplace health and international expansion.
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
The increase in Rides in the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due primarily to our improved marketplace health which also resulted in an increase in Active Riders.
Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)
Gross Bookings is a key indicator of the scale and impact of our overall platform.
We define Gross Bookings as the total dollar value of transactions including any applicable taxes, tolls and fees, for rides and other offerings provided by Lyft, excluding tips to drivers. In the fourth quarter of 2025, we simplified the definition of Gross Bookings to better align the metric with future scaling of our business. There was no impact to prior periods. Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is calculated by dividing Adjusted EBITDA for a period by Gross Bookings for the same period. For the definition of Adjusted EBITDA, refer to “Non-GAAP Financial Measures”.
The increase in Gross Bookings in the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to international expansion and growth in Active Riders and Rides which benefited from continued improvements in marketplace health.
The improvements in net income as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the year ended December 31, 2025 as compared to the year ended December 31, 2024 were due primarily to a $2.9 billion benefit from the release of our valuation allowance of U.S. federal and certain state deferred tax assets in fourth quarter of 2025.
Components of Results of Operations
Revenue
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, and gross amounts collected from riders in certain markets where we control the transportation services provided, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft

Platform, bikes and bike station hardware and software sales, licensing and data access agreements and arrangements to provide advertising services to third parties that are interested in reaching users of our platform. Revenue also consists of rental revenues recognized through leases or subleases of vehicles primarily from our wholly-owned subsidiary, Flexdrive Services, LLC (“Flexdrive”). Revenue derived from these offerings is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”) and Accounting Standards Codification Topic 842 (“ASC 842”) as described in the Critical Accounting Policies and Estimates below and in Note 2 “Summary of Significant Accounting Policies”.
We offer various incentive programs to drivers that are recorded as a reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received.
Cost of Revenue
Cost of revenue primarily consists of costs directly related to generating revenue through our multimodal platform which primarily includes insurance costs, payment processing charges, payments to drivers or driver incentive costs in certain markets where we control the transportation services provided, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing, and bike and scooter rentals and also includes occupational hazard insurance for drivers. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges, and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles.
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
Research and Development
Research and development (“R&D”) expenses primarily consist of personnel-related compensation costs and facilities costs. Research and development costs are expensed as incurred.
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, certain driver incentives, advertising expenses, rider refunds, amortization of certain intangible assets and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Incentive programs are intended to improve our marketplace. In the second quarter of 2025, we determined that certain components should be excluded from our disclosure of incentives. Accordingly, prior period amounts disclosed have been changed to conform to current period presentation.
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation costs, professional services fees, certain insurance costs that are generally not required under TNC regulations, certain loss contingency expenses including legal accruals and settlements, insurance claims administrative fees, policy spend, depreciation, facility costs, amortization of certain intangible assets and other corporate costs. General and administrative expenses are expensed as incurred.
Interest Expense
Interest expense consists primarily of interest incurred on our convertible senior notes, as well as the related amortization of deferred debt issuance costs and debt discount. Interest expense also includes interest incurred on our Non-Revolving Loan and our Master Vehicle Loan.
Other Income, Net
Other income, net consists primarily of interest earned on our cash, cash equivalents and restricted and unrestricted investments and realized and unrealized gains and losses on foreign currency transactions and balances.
(Benefit from) Provision for Income Taxes
Our (benefit from) provision for income taxes consists of federal and state taxes in the U.S. and foreign taxes in jurisdictions in which we conduct business. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall (benefit from) provision for income taxes in the future.

For the year ended December 31, 2025, we recognized an income tax benefit of $2.9 billion, primarily due to the release of the valuation allowance on our U.S. federal and state net deferred tax assets.
We record a valuation allowance to reduce deferred tax assets to the net amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical profitability, expectations and risks associated with future taxable income, and ongoing tax planning strategies.
As of December 31, 2025, we have demonstrated sustained profitability in the U.S. based on pre-tax book income adjusted for permanent book-to-tax differences. After weighing all available positive and negative evidence, including the objective and verifiable evidence described above and anticipated future earnings, we concluded that it is more-likely-than-not that all of our U.S. federal and the majority of our state deferred tax assets will be realizable. We continue to maintain a valuation allowance against our California R&D credits as we do not believe their realization is more-likely-than-not, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods.

Results of Operations
The following table summarizes our historical consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$6,316,261	$5,786,016
Costs and expenses
Cost of revenue	3,697,653	3,337,714
Operations and support	478,332	443,821
Research and development	451,419	397,073
Sales and marketing	875,101	788,972
General and administrative	1,002,130	937,348
Total costs and expenses	6,504,635	5,904,928
Loss from operations	(188,374)	(118,912)
Interest expense	(20,755)	(28,921)
Other income, net	155,882	173,183
(Loss) income before income taxes	(53,247)	25,350
(Benefit from) provision for income taxes	(2,897,255)	2,566
Net income	$2,844,008	$22,784
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2025	2024
Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	58.5	57.7
Operations and support	7.6	7.7
Research and development	7.1	6.9
Sales and marketing	13.9	13.6
General and administrative	15.9	16.2
Total costs and expenses	103.0	102.1
Loss from operations	(3.0)	(2.1)
Interest expense	(0.3)	(0.5)
Other income, net	2.5	3.0
(Loss) income before income taxes	(0.8)	0.4
(Benefit from) provision for income taxes	(45.9)	—
Net income	45.0%	0.4%
Comparison of Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		% Change
	2025	2024
	(in thousands, except for percentages)
Revenue	$6,316,261	$5,786,016	9%
Revenue increased $530.2 million, or 9%, in 2025 as compared to the prior year, primarily due to an increase of 14% in Rides as we benefited from improvements in marketplace health and international expansion which was reflected in the increases in Gross Bookings, Rides and Active Riders in 2025 as compared to 2024. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $121.4 million in 2025 as compared to the prior year as driver supply on the platform benefited from organic growth. The increase was also offset by a $168 million impact from certain legal, tax, and regulatory reserve changes and settlements, which were recorded as a reduction to revenue.

We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of shared bikes and scooters.
Cost of Revenue

	Year Ended December 31,		% Change
	2025	2024
	(in thousands, except for percentages)
Cost of revenue	$3,697,653	$3,337,714	11%
Cost of revenue increased $359.9 million, or 11%, in 2025 as compared to the prior year. The increase was primarily due to a $337.8 million increase in insurance costs driven by increased ride volume paired with higher costs per mile. There were also increases of $29.6 million in transaction fees due to higher ride volume. These increases were partially offset by a $35.0 million decrease in restructuring costs in 2025 compared to 2024.
We expect to see cost of revenue increase in the near term on a year-over-year basis due to higher insurance costs driven by recent economic factors and the renewals of our third party insurance agreements, but we expect total insurance costs will increase at a lower rate than they have historically as a result of a recently passed rideshare insurance reform bill, SB 371, which is expected to reduce our insurance rate in California.
Operations and Support

	Year Ended December 31,		% Change
	2025	2024
	(in thousands, except for percentages)
Operations and support	$478,332	$443,821	8%
Operations and support expenses increased $34.5 million, or 8%, in 2025 as compared to the prior year. The increase was primarily due to increases of $17.0 million in driver onboarding costs and rider, driver and car rental fleet support costs and $8.6 million in personnel-related costs driven by increased headcount.
Research and Development

	Year Ended December 31,		% Change
	2025	2024
	(in thousands, except for percentages)
Research and development	$451,419	$397,073	14%
Research and development expenses increased $54.3 million, or 14%, in 2025 as compared to the prior year. The increase was primarily due to increases of $32.5 million in personnel-related costs and $17.9 million in stock-based compensation driven by increased headcount.
Sales and Marketing

	Year Ended December 31,		% Change
	2025	2024
	(in thousands, except for percentages)
Sales and marketing	$875,101	$788,972	11%
Sales and marketing expenses increased $86.1 million, or 11%, in 2025 as compared to the prior year. The increase was primarily due to investments in rider engagement including (i) a $43.0 million increase of costs related to our incentive programs from $402.8 million to $445.8 million and (ii) a $32.9 million increase in marketing partnerships with third parties. There was also a $14.0 million increase in brand and other marketing. These increases were partially offset by a $22.6 million decrease in advertising expenses related to riders and drivers.

General and Administrative

	Year Ended December 31,		% Change
	2025	2024
	(in thousands, except for percentages)
General and administrative	$1,002,130	$937,348	7%
General and administrative expenses increased $64.8 million, or 7%, in 2025 as compared to the prior year. The increase was primarily due to a $45.2 million increase in consultant and advisory costs, a $35.5 million increase due to higher self-retained general business liabilities and the impact of a $29.6 million gain from lease termination related to our San Francisco headquarters recorded in 2024 for which there was no equivalent impact in 2025. These increases were partially offset by decreases of $27.0 million related to stock-based compensation and $23.3 million in certain loss contingencies including legal and tax accruals and settlements.
Interest Expense

	Year Ended December 31,		% Change
	2025	2024
	(in thousands, except for percentages)
Interest expense	$(20,755)	$(28,921)	(28)%
Interest expense decreased $8.2 million, or 28%, in 2025 as compared to the prior year.
Other Income, Net

	Year Ended December 31,		% Change
	2025	2024
	(in thousands, except for percentages)
Other income, net	$155,882	$173,183	(10)%
Other income, net decreased $17.3 million, or 10%, in 2025 as compared to the prior year. The decrease was primarily due to a $19.1 million decrease in interest income and a $5.1 million gain on extinguishment recognized in the first quarter of 2024 related to the partial repurchase of 2025 Notes. The decrease was partially offset by a $12.6 million increase due to foreign currency exchange.
(Benefit from) Provision for Income Taxes

	Year Ended December 31,		% Change
	2025	2024
	(in thousands, except for percentages)
(Benefit from) provision for income taxes	$(2,897,255)	$2,566	NM
NMNot meaningful.
(Benefit from) provision for income taxes decreased $2.9 billion in 2025 as compared to the prior year primarily due to the release of our valuation allowance of U.S. federal and certain state deferred tax assets in the fourth quarter of 2025.
Non-GAAP Financial Measures
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
•certain legal, tax, and regulatory reserve changes and settlements, if any; and
•restructuring charges, if any.
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is calculated by dividing Adjusted EBITDA for a period by Gross Bookings for the same period.
We announced restructuring plans in the second quarter of 2023 and third quarter of 2024 to reduce operating expenses and align strategic priorities. We believe the costs associated with the restructurings are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. We believe the adjustment to exclude the costs related to restructuring from Adjusted EBITDA is useful to investors by enabling them to better assess our ongoing operating performance and provide for better comparability with our historically disclosed Adjusted EBITDA amounts. Refer to Note 15 “Restructuring” to the consolidated financial statements for information regarding these restructuring plans.
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
In the fourth quarter of 2024, we terminated a portion of the lease for our San Francisco headquarters. The right-of-use asset associated with the portion of this lease was previously impaired as part of our restructuring plans in the fourth quarter of 2022 and second quarter of 2023, and the extinguishment of the remaining lease liability resulted in the recorded gain within operating lease costs. We believe this does not reflect the current period performance of our ongoing operations and that the adjustment to exclude this gain from lease termination from Adjusted EBITDA is useful to investors by enabling them to better assess Lyft’s ongoing operating performance and provide for better comparability with Lyft’s historically disclosed Adjusted EBITDA amounts. Refer to Note 9 “Leases” to the consolidated financial statements for information regarding this gain from lease termination.
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
Certain legal, tax, and regulatory reserve changes and settlements are primarily related to certain reserves and/or settlements for significant legal proceedings or governmental investigations and the associated fees. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, therefore are distinct from normal, recurring legal, tax and regulatory matters and related expenses incurred in our ongoing operating performance.
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
Net income is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net income to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2025	2024
Net income	$2,844.0	$22.8
Adjusted to exclude the following:
Interest expense(1)	25.5	34.7
Other income, net	(155.9)	(173.2)
(Benefit from) provision for income taxes(2)	(2,897.3)	2.6
Depreciation and amortization	135.2	148.9
Stock-based compensation	322.3	330.9
Payroll tax expense related to stock-based compensation	13.0	14.8
Sublease income	0.9	3.5
Costs related to acquisitions, divestitures and other corporate matters	29.4	—
Certain legal, tax, and regulatory reserve changes and settlements	211.6	—
Gain from lease termination	—	(29.6)
Restructuring charges(3)	—	26.9
Adjusted EBITDA(4)	$528.8	$382.4
Gross Bookings	$18,507.0	$16,099.4
Net income as a percentage of Gross Bookings	15.4%	0.1%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.9%	2.4%
_______________
(1)Includes $4.7 million and $5.8 million related to the interest component of vehicle related finance leases in the year ended December 31, 2025 and 2024. Refer to Note 9 “Leases” to the consolidated financial statements for information regarding the interest component of vehicle-related finance leases.
(2)Includes a $2.9 billion benefit from the release of our valuation allowance of U.S. federal and certain state deferred tax assets in fourth quarter of 2025.
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
(4)Due to rounding, numbers presented may not add up precisely to the totals provided.

Net cash provided by (used in) operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow (in millions):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$1,168.4	$849.7
Less: purchases of property and equipment and scooter fleet	(52.8)	(83.5)
Free cash flow(1)	$1,115.6	$766.3
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$1,168,438	$849,737
Net cash provided by (used in) investing activities	406,738	(517,978)
Net cash used in financing activities	(685,528)	(155,869)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	1,682	(1,636)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$891,330	$174,254
Operating Activities
Cash provided by operating activities was $1.2 billion for the year ended December 31, 2025, which consisted of net income of $2.8 billion adjusted for $2.5 billion of non-cash items, and changes in working capital of $829.0 million. The year over year improvement in net income was $2.8 billion, from a net income of $22.8 million for the year ended December 31, 2024 to a net income of $2.8 billion for the year ended December 31, 2025 primarily due to the release of our valuation allowance on U.S. federal and certain state deferred tax assets in the fourth quarter of 2025. Non-cash adjustments primarily consisted of deferred income tax of $2.9 billion due to the valuation allowance release, stock-based compensation expense of $322.3 million, and depreciation and amortization expense of $135.2 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to the prior year, paired with an increase in ride volume in 2025 compared to the previous periods and (ii) an increase in insurance-related accruals. There was also an increase in certain loss contingencies, including legal accruals. These were partially offset by (i) an increase in accounts receivable due to growth in certain initiatives and (ii) ordinary payments for our real estate operating leases.
Cash provided by operating activities was $849.7 million for the year ended December 31, 2024, which consisted of a net income of $22.8 million adjusted for $375.1 million of non-cash items, and changes in working capital of $451.9 million. The year over year improvement in net income (loss) was $363.1 million, from a net loss of $340.3 million for the year ended December 31, 2023 to a net income of $22.8 million for the year ended December 31, 2024. Non-cash adjustments included stock-based compensation expense of $330.9 million, which decreased year over year due to a reduction in headcount driven by the restructuring activities initiated in prior years, and depreciation and amortization expense of $148.9 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to the prior year, an increase in ride volume in 2024 compared to the previous period and strategic risk management decisions to retain additional risk in certain markets, and (ii) an increase in insurance-related accruals. There was also an increase in certain loss contingencies, including legal accruals. These were partially offset by (i) increases to prepaid expenses for cash outflows related to our insurance activities, including insurance premium payments and (ii) ordinary payments for our real estate operating leases. The timing of our scheduled driver payments also impacted prepaid and other current assets and accrued liabilities.
Investing Activities
Cash provided by investing activities was $406.7 million for the year ended December 31, 2025, which primarily consisted of purchases of marketable securities of $3.3 billion, cash paid for the acquisition of Freenow and TBR of $307.3 million, net of cash acquired and purchases of property and equipment of $52.8 million, partially offset by proceeds from sales and maturities of marketable securities of $4.1 billion and the sale of property and equipment of $52.9 million.
Cash used in investing activities was $518.0 million for the year ended December 31, 2024, which primarily consisted of purchases of marketable securities of $4.2 billion and purchases of property and equipment of $83.5 million, partially offset by proceeds from sales and maturities of marketable securities of $3.6 billion and the sale of property and equipment of $92.0 million.

Financing Activities
Cash used in financing activities was $685.5 million for the year ended December 31, 2025, which primarily consisted of repurchase of Class A common stock of $500.0 million, repayment of our 2025 Notes of $390.7 million, taxes paid related to net share settlement of equity awards of $151.3 million, repayment of loans of $62.4 million and principal payments on finance lease obligations of $41.3 million. This was partially offset by $500.0 million in proceeds from the issuance of our 2030 Notes, reduced by expenditures of $42.0 million related to the purchase of capped calls and $12.2 million in payments of debt issuance costs.
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
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of approximately $1.1 billion and short-term investments of approximately $705.2 million, exclusive of restricted cash and cash equivalents and restricted investments of $1.9 billion, and $420.0 million available to draw under our revolving credit facility, as described below. We believe our existing cash, cash equivalents, and short term investments, along with the available borrowings under our revolving credit facility will provide sufficient liquidity to meet our working capital needs, inclusive of short-term commitments such as capital expenditure needs, for at least the next 12 months.
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
Debt
On November 3, 2022, we entered into a Revolving Credit Agreement with certain lenders which provides for a $420 million senior secured revolving credit facility, with a sublimit of $168 million for the issuance of letters of credit (as amended to date, the “Revolving Credit Facility”), maturing on November 3, 2027. As of December 31, 2025, no amounts have been drawn under the Revolving Credit Facility. Our available credit under the Revolving Credit Facility is reduced by $61.3 million in letters of credit issued under the Revolving Credit Facility as of December 31, 2025. Refer to Note 11 “Debt” to the consolidated financial statements for further discussion on the Revolving Credit Facility, including covenant requirements.
In February 2024, we issued $460 million aggregate principal amount of the 2029 Notes and in September 2025, we issued $500 million aggregate principal amount of the 2030 Notes, maturing in March 2029 and September 2030, respectively, unless earlier converted, redeemed or repurchased. Refer to Note 11 “Debt” and Note 12 “Common Stock and Employee Stock Plans” to the consolidated financial statements for information regarding these transactions.
Restricted Assets
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust assets as of December 31, 2025 and 2024 were $1.9 billion and $1.5 billion, respectively.
Share Repurchase
In February 2025, we announced that our board of directors had authorized a program for the repurchase of up to $500.0 million of our Class A common stock. In May 2025, our board of directors authorized an increase to this initial share repurchase program of an additional $250.0 million of our Class A common stock, for a total overall authorization of up to $750.0 million, and we announced our intent to utilize $500.0 million of this authorization before the end of the second quarter of 2026. As of December 31, 2025, we had repurchased an aggregate amount of $500.0 million of our Class A common stock, and $250.0 million remained available under the initial repurchase authorization. In February 2026, our board of directors authorized a new share repurchase program for the repurchase of up to $1.0 billion of our Class A common stock, in addition to amounts remaining available under our initial repurchase program. We have entered into, and from time to time expect to enter into, Rule 10b5-1 trading plans to facilitate the repurchase of shares under the authorization. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Refer to Note

12 “Common Stock and Employee Stock Plans” and Note 16 “Subsequent Events” to the consolidated financial statements for information regarding these programs.
We plan to continue to focus on and actively manage our cash balances and liquidity, capital expenditures, working capital and operating expenses. In particular, we continue to actively monitor the impact of the uncertain macroeconomic environment, including credit markets, inflation and interest rates, and have made adjustments to our expenses and cash flow. Our future capital requirements will depend on many factors, including, but not limited to, our growth, the effectiveness of our efforts to align our expenses with our current operating needs and short-term commitments, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities, as well as satisfaction of our obligations with respect to indebtedness. See the section titled “Risk Factors” including the subsection titled “Risk Factors—Risks Related to Financing and Transactional Factors” included in Part 1, Item 1A of this Annual Report on Form 10-K for additional discussion of risks that our business faces.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2025 (in millions):

	Payments Due by Period
	Total(2)	12 months or less	Thereafter
Operating lease commitments	$232.9	$38.2	$194.7
Financing lease commitments	81.2	38.8	42.4
Long-term debt, including current maturities(1)	1,053.0	50.6	1,002.4
Purchase commitments	672.6	146.4	526.2
_______________
(1)Includes the 2029 Notes and 2030 Notes with outstanding principal amounts of $460.0 million and $500.0 million, respectively, as of December 31, 2025. The 2029 Notes and 2030 Notes mature on March 1, 2029 and September 15, 2030, respectively, unless earlier converted, redeemed or repurchased. Refer to Note 11 “Debt” to the consolidated financial statements for information regarding the 2029 Notes and 2030 Notes.
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
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 “Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
We generate substantially all our revenue from our ridesharing marketplace that connects drivers and riders. We recognize revenue from fees paid by drivers for use of our Lyft Platform offerings in accordance with ASC 606 as described in Note 2 “Summary of Significant Accounting Policies”.
We recognize revenue upon completion of a ride as the single performance obligation is satisfied and we have the right to receive payment for the services rendered upon the completion of the ride. We evaluate the presentation of revenue on a gross versus net basis based on whether we act as a principal by controlling the transportation service provided to the rider or whether we act as an agent by arranging for third parties to provide the service to the rider. Judgment is required in this assessment, and in most cases, we act as an agent in facilitating the ability of a driver to provide a transportation service to a rider. Revenue generated in these cases is reported on a net basis, reflecting the service fees and commissions owed to us from the drivers as revenue, and not the gross amount collected from the rider. In certain markets, we act as a principal for transportation services as we control the services provided. Revenue generated in these markets is reported on a gross basis reflecting the gross amount collected from the rider, with payments to the drivers recorded within cost of revenue.
We also offer various incentive programs to drivers and riders to encourage use of the Lyft Platform. Judgment is required to determine the appropriate classification of these incentives. Incentives provided to drivers and bikes and scooters riders are generally recorded as reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received. In markets where we control the transportation services provided, incentives provided to drivers are recognized in cost of revenue. Incentives provided to riders are generally recognized as sales and marketing expense with the exception of market-wide marketing promotions.
Insurance Reserves and Insurance-related Accruals
We utilize both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are determined on a quarterly basis using assumptions based on actuarial judgment through an analysis of historical trends, changes in claims experience including consideration of new information and application of loss development factors for the insurance reserves and frequency and severity assumptions for the insurance-related accruals, among other inputs and assumptions.
Insurance claims may take years to completely settle. Accordingly, we make certain assumptions based on currently available information and industry statistics, with the loss development factors as the most significant assumptions related to the insurance reserves and the frequency and severity assumptions as the most significant assumptions related to insurance-related accruals, and utilize actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while we believe that the insurance reserve and insurance-related accrual amounts are adequate, the ultimate liabilities may be in excess of, or less than, the amounts provided. As a result, the net amounts that will ultimately be paid to settle the liabilities and when amounts will be paid may significantly vary from the estimated amounts provided for in the consolidated balance sheets. We continue to review our insurance reserve estimates in a regular, ongoing process as historical experience develops, additional claims are reported as settled, and the legal, regulatory and economic environment evolves.
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

The outcomes of our legal proceedings are inherently unpredictable and subject to significant uncertainties. For matters where we have recorded a probable and estimable loss, until the final resolution of the matter, there may be exposure to a material loss in excess of the amount recorded.
Income Taxes
We record a valuation allowance to reduce deferred tax assets to the net amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical profitability, expectations and risks associated with future taxable income, and ongoing tax planning strategies. We weigh positive and negative evidence based on the extent to which it can be objectively verified. The assessment of the valuation allowance requires significant management judgment regarding future profitability, which may change due to many factors, including future market conditions and our ability to successfully execute business plans. Changes in our assessment of the realizability of deferred tax assets could result in adjustments to the valuation allowance and corresponding impacts to our income tax provision in future periods.
In recognizing tax benefits from uncertain tax positions, we assess whether it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on its technical merits. Evaluating our tax positions and determining our provision for income taxes are inherently uncertain and requires judgment and use of assumptions and estimates.
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
Interest Rate Risk
As of December 31, 2025, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.8 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, and U.S. government and agency securities, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $1.9 billion. As of December 31, 2025, we had long-term debt of $1.1 billion, which primarily consisted of the fixed-rate 2029 Notes we issued in February 2024 and the 2030 Notes which have a 0% interest rate issued in September 2025. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Lyft, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lyft, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Certain Insurance Reserves and Insurance-Related Accruals
As described in Notes 2 and 8 to the consolidated financial statements, the Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. As of December 31, 2025, insurance reserves and insurance-related accruals totaled $2,180.4 million and $892.8 million, respectively, of which a majority relates to certain insurance reserves and insurance-related accruals. The recorded liabilities reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. These liabilities are determined on a quarterly basis using assumptions based on actuarial judgment through an analysis of historical trends and changes in claims experience. Management makes certain assumptions based on currently available information and industry statistics, with the loss development factors as the most significant assumption related to the insurance reserves and the frequency and severity assumptions as the most significant assumptions related to the insurance-related accruals, and utilizes actuarial models and techniques to estimate the reserves.
The principal considerations for our determination that performing procedures relating to the valuation of certain insurance reserves and insurance-related accruals is a critical audit matter are (i) the significant judgment by management when developing the estimate of certain insurance reserves and insurance-related accruals; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to loss development factors for the certain insurance reserves and the frequency and severity for the certain insurance-related accruals; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of insurance reserves and insurance-related accruals. These procedures also included, among others (i) testing the completeness and accuracy of underlying data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimates by (a) developing independent estimates of certain insurance reserves and insurance-related accruals and comparing these independent estimates to management’s actuarially determined reserves; (b) evaluating the appropriateness of management’s actuarial models and techniques and the reasonableness of management’s significant assumptions related to loss development factors for the certain insurance reserves and frequency and severity for the certain insurance-related accruals by considering historical loss experience and claims experience; and (c) evaluating the consistency of management’s actuarial models and techniques period-over-period.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 10, 2026
We have served as the Company’s auditor since 2015.

Lyft, Inc.
Consolidated Balance Sheets
(in thousands, except for per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,132,009	$759,319
Short-term investments	705,172	1,225,124
Prepaid expenses and other current assets	1,082,334	966,090
Total current assets	2,919,515	2,950,533
Restricted cash and cash equivalents	705,361	186,721
Restricted investments	1,230,758	1,355,451
Other investments	47,066	42,516
Property and equipment, net	418,530	444,864
Operating lease right-of-use assets	165,579	148,397
Intangible assets, net	178,944	42,776
Goodwill	439,754	251,376
Deferred tax assets	2,906,135	435
Other assets	18,411	12,000
Total assets	$9,030,053	$5,435,069
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$120,464	$97,704
Insurance reserves	2,180,426	1,701,393
Accrued and other current liabilities	2,196,863	1,666,278
Operating lease liabilities, current	28,068	25,192
Convertible senior notes, current	—	390,175
Total current liabilities	4,525,821	3,880,742
Operating lease liabilities	159,904	152,074
Long-term debt, net of current portion	1,002,404	565,968
Other liabilities	68,401	69,269
Total liabilities	5,756,530	4,668,053
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.00001 par value; 18,000,000 Class A shares authorized as of December 31, 2025 and 2024; 400,856 and 409,474 Class A shares issued and outstanding as of December 31, 2025 and 2024, respectively; 87,220 and 100,000 Class B shares authorized as of December 31, 2025 and 2024; no Class B shares issued and outstanding as of December 31, 2025 and 8,531 Class B shares issued and outstanding as of December 31, 2024	4	4
Additional paid-in capital	10,687,017	11,035,246
Accumulated other comprehensive income (loss)	625	(10,103)
Accumulated deficit	(7,414,123)	(10,258,131)
Total stockholders’ equity	3,273,523	767,016
Total liabilities and stockholders’ equity	$9,030,053	$5,435,069
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$6,316,261	$5,786,016	$4,403,589
Costs and expenses
Cost of revenue	3,697,653	3,337,714	2,543,954
Operations and support	478,332	443,821	427,239
Research and development	451,419	397,073	555,916
Sales and marketing	875,101	788,972	481,004
General and administrative	1,002,130	937,348	871,080
Total costs and expenses	6,504,635	5,904,928	4,879,193
Loss from operations	(188,374)	(118,912)	(475,604)
Interest expense	(20,755)	(28,921)	(26,223)
Other income, net	155,882	173,183	170,123
(Loss) income before income taxes	(53,247)	25,350	(331,704)
(Benefit from) provision for income taxes	(2,897,255)	2,566	8,616
Net income (loss)	$2,844,008	$22,784	$(340,320)
Net income (loss) per share attributable to common stockholders
Basic	$6.92	$0.06	$(0.88)
Diluted	$6.81	$0.06	$(0.88)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	410,840	409,181	385,335
Diluted	417,659	413,651	385,335
Stock-based compensation included in costs and expenses:
Cost of revenue	$23,600	$24,895	$30,170
Operations and support	10,244	8,397	15,468
Research and development	135,700	117,833	214,160
Sales and marketing	17,240	17,286	29,682
General and administrative	135,484	162,510	195,053
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$2,844,008	$22,784	$(340,320)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of taxes	8,960	(4,925)	(2,851)
Unrealized gain (loss) on marketable securities, net of taxes	1,768	(229)	3,656
Other comprehensive income (loss)	10,728	(5,154)	805
Comprehensive income (loss)	$2,854,736	$17,630	$(339,515)
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	370,155	$4	$10,335,013	$(9,940,595)	$(5,754)	$388,668
Issuance of common stock upon exercise of stock options	201	—	1,204	—	—	1,204
Issuance of common stock upon settlement of restricted stock units	28,397	—	—	—	—	—
Shares withheld related to net share settlement	(296)	—	(3,021)	—	—	(3,021)
Issuance of common stock under employee stock purchase plan	1,349	—	9,788	—	—	9,788
Stock-based compensation	—	—	484,533	—	—	484,533
Other comprehensive income	—	—	—	—	805	805
Net loss	—	—	—	(340,320)	—	(340,320)
Other	—	—	(139)	—	—	(139)
Balance as of December 31, 2023	399,806	$4	$10,827,378	$(10,280,915)	$(4,949)	$541,518
Issuance of common stock upon exercise of stock options	780	—	3,613	—	—	3,613
Issuance of common stock upon settlement of restricted stock units	22,011	—	—	—	—	—
Shares withheld related to net share settlement	(2,529)	—	(40,328)	—	—	(40,328)
Issuance of common stock under employee stock purchase plan	1,080	—	11,438	—	—	11,438
Repurchase and retirement of common stock	(3,143)	—	(50,000)	—	—	(50,000)
Purchase of capped call	—	—	(47,886)	—	—	(47,886)
Stock-based compensation	—	—	330,921	—	—	330,921
Other comprehensive loss	—	—	—	—	(5,154)	(5,154)
Net income	—	—	—	22,784	—	22,784
Other	—	—	110	—	—	110
Balance as of December 31, 2024	418,005	$4	$11,035,246	$(10,258,131)	$(10,103)	$767,016
Issuance of common stock upon settlement of restricted stock units	21,065	—	—	—	—	—
Shares withheld related to net share settlement	(9,010)	—	(151,311)	—	—	(151,311)
Issuance of common stock under employee stock purchase plan	1,077	—	14,861	—	—	14,861
Repurchase and retirement of common stock	(30,281)	—	(503,236)	—	—	(503,236)
Purchase of capped call, net of tax	—	—	(30,811)	—	—	(30,811)
Stock-based compensation	—	—	322,268	—	—	322,268
Other comprehensive income	—	—	—	—	10,728	10,728
Net income	—	—	—	2,844,008	—	2,844,008
Balance as of December 31, 2025	400,856	$4	$10,687,017	$(7,414,123)	$625	$3,273,523
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$2,844,008	$22,784	$(340,320)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	135,227	148,892	116,513
Stock-based compensation	322,268	330,921	484,533
Deferred income tax	(2,895,119)	(1,876)	(2,385)
Amortization of premium on marketable securities	307	284	117
Accretion of discount on marketable securities	(69,236)	(89,425)	(68,125)
Amortization of debt discount and issuance costs	3,655	3,737	2,877
Loss (gain) on sale and disposal of assets, net	7,569	7,831	(11,278)
Gain on lease termination	—	(29,610)	—
Other	(9,232)	2,469	(4,261)
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	(51,032)	(76,440)	(86,600)
Operating lease right-of-use assets	26,978	26,276	20,046
Accounts payable	21,684	21,712	(41,079)
Insurance reserves	479,033	363,524	(79,482)
Accrued and other liabilities	385,564	166,014	(73,508)
Lease liabilities	(33,236)	(47,356)	(15,292)
Net cash provided by (used in) operating activities	1,168,438	849,737	(98,244)
Cash flows from investing activities
Purchases of marketable securities	(3,344,891)	(4,177,429)	(3,288,659)
Purchases of term deposits	—	(4,388)	(3,539)
Proceeds from sales of marketable securities	728,435	232,910	452,465
Proceeds from maturities of marketable securities	3,329,579	3,415,318	3,481,042
Proceeds from maturities of term deposits	2,194	5,733	8,539
Purchases of property and equipment and scooter fleet	(52,822)	(83,470)	(149,819)
Sales of property and equipment	52,893	92,045	92,594
Cash paid for acquisitions, net of cash acquired	(307,320)	—	1,630
Other investing activities	(1,330)	1,303	5,500
Net cash provided by (used in) investing activities	406,738	(517,978)	599,753
Cash flows from financing activities
Repayment of loans	(62,448)	(84,070)	(72,484)
Payment for settlement of convertible senior notes due 2025	(390,719)	(350,000)	—
Proceeds from issuance of convertible senior notes due 2029	—	460,000	—
Proceeds from issuance of convertible senior notes due 2030	500,000	—	—
Payment of debt issuance costs	(12,229)	(11,888)	—
Purchase of capped calls	(41,950)	(47,886)	—
Repurchase of Class A common stock	(499,992)	(50,000)	—
Proceeds from exercise of stock options and other common stock issuances	14,861	15,051	10,993
Taxes paid related to net share settlement of equity awards	(151,311)	(40,328)	(3,021)
Principal payments on finance lease obligations	(41,250)	(46,748)	(43,466)
Contingent consideration paid	—	—	(14,100)
Other financing activities	(490)	—	—
Net cash used in financing activities	(685,528)	(155,869)	(122,078)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	1,682	(1,636)	533
Net increase in cash, cash equivalents and restricted cash and cash equivalents	891,330	174,254	379,964
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	946,040	771,786	391,822
End of period	$1,837,370	$946,040	$771,786
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$1,132,009	$759,319	$558,636
Restricted cash and cash equivalents	705,361	186,721	211,786
Restricted cash, included in prepaid expenses and other current assets	—	—	1,364
Total cash, cash equivalents and restricted cash and cash equivalents	$1,837,370	$946,040	$771,786

Supplemental disclosures of cash flow information
Cash paid for income taxes	$7,261	$11,207	$9,425
Cash paid for interest	19,821	28,304	20,176

Non-cash investing and financing activities
Financed vehicles acquired	$78,134	$83,600	$127,095
Purchases of property and equipment and scooter fleet not yet settled	3,623	10,599	4,505
Right-of-use assets acquired under finance leases	30,338	45,207	79,102
Right-of-use assets acquired under operating leases	20,846	7,710	3,795
Remeasurement of finance and operating lease right-of-use assets	(6,085)	54,689	(10,582)
Repurchase of Class A common stock, including excise tax, accrued and not yet paid	2,754	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Lyft, Inc.
Notes to Consolidated Financial Statements
 1.    Description of Business and Basis of Presentation
Organization and Description of Business
Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with its headquarters in San Francisco, California. The Company operates multimodal transportation networks that offer access to a variety of transportation options through the Company’s global platform and mobile-based applications. This network enables multiple modes of transportation including, primarily, the facilitation of peer-to-peer ridesharing by connecting drivers who have a vehicle with riders who need a ride. The Company’s robust technology platform (the “Lyft Platform”) primarily provides a marketplace where drivers can be matched with riders via the Lyft mobile application (the “Lyft App”) where the Company operates as a transportation network company (“TNC”).
Transportation options through the Company’s platform and mobile-based applications are primarily comprised of its ridesharing marketplace, inclusive of taxis, private hire vehicles, executive chauffeur services and car sharing, that connects drivers and riders. Transportation options also include Lyft’s network of bikes and scooters and the Express Drive program, where drivers can enter into short-term rental agreements with the Company’s wholly-owned and independently managed subsidiary, Flexdrive Services, LLC (“Flexdrive”) or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Company’s platform, subscription fees, revenue from bikes and bike station hardware and software sales and revenue from arrangements to provide advertising services.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries and entities consolidated under the variable interest entity model. All intercompany balances and transactions have been eliminated.
Prior period amounts related to deferred tax assets and deferred tax liabilities have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported total assets, total liabilities, results of operations, comprehensive income or net cash flows from operating, financing or investing activities.
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
Significant items subject to estimates and assumptions include those related to losses resulting from insurance claims inclusive of insurance related accruals, fair value of financial assets and liabilities, acquired identifiable intangible assets and goodwill and related impairment assessments, useful lives of amortizable long-lived assets, leases, indirect tax obligations, legal contingencies, deferred tax assets and liabilities, and the valuation of stock-based compensation.
 2.    Summary of Significant Accounting Policies
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The Company has concluded that consolidated net income (loss) is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on consolidated net income (loss) as reported in the consolidated statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the primary consolidated financial statements herein.
No individual country outside of the U.S. had long-lived assets that were material to the consolidated totals as of December 31, 2025 and 2024.

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
Restricted Investments
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

The Company records an allowance for credit losses for fees owed for completed transactions that may never settle or be collected in accordance with Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments—Credit Losses”. The allowance for credit losses reflects the Company’s current estimate of expected credit losses inherent in the enterprise and trade receivables balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and as needed, and amounts are written off when determined to be uncollectible.
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
Software Development Costs
The Company incurs costs related to developing the Lyft Platform and related support systems. The Company capitalizes development costs related to the Lyft Platform and related support systems once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized software development costs were not material as of December 31, 2025 and 2024.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset, which is generally between one and eight years. Depreciation for property and equipment commences once they are ready for the Company’s intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected on the consolidated statement of operations in the period realized. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets. Construction in progress is related to property and equipment that has not yet been placed in service for its intended use.
Leases
In accordance with Accounting Standards Codification Topic 842 (“ASC 842”), the Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. The Company determines the classification and measurement of its leases upon lease commencement. The Company enters into certain agreements as a lessor and either leases or subleases the underlying asset in the agreement to customers. The Company also enters into certain agreements as a lessee.
Lessor

The Company’s lease arrangements include vehicle rentals to drivers or renters under the Flexdrive program and bikes and scooters rentals to single-use riders. Due to the short-term nature of these arrangements, the Company classifies these leases as operating leases. The Company does not separate lease and non-lease components, such as insurance or roadside assistance provided to the lessee, in its lessor lease arrangements. Lease payments are primarily fixed and are recognized as revenue in the period over which the lease arrangement occurs. The Company mitigates residual value risk of its leased assets by performing regular maintenance and repairs, as necessary, and through periodic reviews of asset depreciation rates based on the Company’s ongoing assessment of present and estimated future market conditions.
Lessee
The Company’s leases include real estate property to support its operations and Flexdrive vehicles that may be used by drivers to provide ridesharing services on the Lyft Platform. For leases with a term greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not separate lease and non-lease components of contracts for real estate property leases, but has elected to do so for vehicle leases when non-lease components exist in these arrangements. However, these vehicle leases generally do not contain any non-lease components and, as such, all payments due under these arrangements are allocated to the respective lease component. For certain leases, the Company also applies a portfolio approach to account for right-of-use assets and lease liabilities that are similar in nature and have nearly identical contract provisions.
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
Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities on the consolidated balance sheets. Lease costs for the Company’s operating leases are recognized on a straight-line basis primarily within operating expenses over the lease term. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other liabilities on the consolidated balance sheets. Finance lease assets are amortized on a straight-line basis over the estimated useful lives of the assets or the lease term in cost of revenue on the consolidated statements of operations. The interest component of finance leases is included in cost of revenue on the consolidated statements of operations and recognized using the effective interest method over the lease term. Variable lease payments are recognized primarily in operating expenses in the period in which the obligation for those payments is incurred.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of its fair value. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. There was no impairment of goodwill recorded for the years ended December 31, 2025, 2024 and 2023.
Intangible Assets
Intangible assets are recorded at fair value as of the date of acquisition and amortized on a straight-line basis over the estimated useful lives which range from two to twelve years.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An asset is considered impaired if its carrying value exceeds the future undiscounted cash flows the asset is expected to generate. With the exception of the impairment charge related to real estate operating right-of-use assets discussed in Note 9 “Leases” and disposals of fixed assets and other current assets as a result of the restructuring events in prior years discussed in Note 15 “Restructuring”, there was no other material impairment of long-lived assets recorded for the years ended December 31, 2025, 2024 and 2023.

Insurance Reserves and Insurance-related Accruals
The Company utilizes both a wholly-owned captive insurance subsidiary and third-party insurance, which may include deductibles and self-insured retentions, to insure or reinsure costs including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under state law and general business liabilities up to certain limits. The recorded liabilities reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. Liabilities are determined on a quarterly basis using assumptions based on actuarial judgment through an analysis of historical trends, and changes in claims experience, including consideration of new information and application of loss development factors, and frequency and severity assumptions, among other inputs and assumptions for the insurance reserves and insurance-related accruals.
Insurance claims may take years to completely settle. Accordingly, the Company makes certain assumptions based on currently available information and industry statistics, with the loss development factors as the most significant assumption related to the insurance reserves and the frequency and severity assumptions as the most significant assumptions related to insurance-related accruals, and utilizes actuarial models and techniques to estimate the reserves. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The impact of these factors on ultimate costs for insurance is difficult to estimate and could be material. However, while the Company believes that the insurance reserve and insurance-related accrual amounts are adequate, the ultimate liabilities may be in excess of, or less than, the amounts provided. As a result, the net amounts that will ultimately be paid to settle the liabilities and when amounts will be paid may significantly vary from the estimated amounts provided for on the consolidated balance sheets. The Company continues to review its insurance estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries’ activities. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income (loss). For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included on the consolidated statements of operations.
Revenue Recognition
The Company generates its revenue from its multimodal transportation network that offers access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace, inclusive of taxis, private hire vehicles, executive chauffeur services and car sharing, that connects drivers and riders and is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). In addition, the Company generates revenue in accordance with ASC 606 from licensing and data access, subscription fees, bikes and bike station hardware and software sales and arrangements to provide advertising services to third parties, which are not significant components of the Company’s consolidated revenues. The Company also generates rental revenue from Flexdrive and its network of shared bikes and scooters, which is recognized in accordance with ASC 842.
Revenue from Contracts with Customers (ASC 606)
The Company recognizes revenue for its rideshare marketplace in accordance with ASC 606. The Company generates revenue from service fees and commissions (collectively, “fees”) paid by drivers for use of the Lyft Platform and related activities to connect drivers with riders to facilitate and successfully complete rides via the Lyft apps. The Company recognizes revenue upon completion of each ride. Drivers enter into ToS with the Company in order to use the Lyft App. Under the ToS, drivers agree that the Company retains the applicable fee as consideration for their use of the Lyft Platform and related activities from the fare and related charges it collects from riders on behalf of drivers. In most cases, the Company is acting as an agent in facilitating the ability of a driver to provide a transportation service to a rider. In these cases, the Company reports revenue on a net basis, reflecting the fee owed to the Company from a driver as revenue, and not the gross amount collected from the rider. In certain markets, the Company acts as a principal for transportation services as the Company controls the services provided. Revenue generated in these markets is reported on a gross basis reflecting the gross amount collected from the rider, with payments to the drivers recorded within cost of revenue.
As per the Company’s customary business practice, a contract exists between the driver and the Company when the driver’s ability to cancel the ride lapses, which typically is upon pickup of the rider. The Company’s single performance obligation in the transaction is to connect drivers with riders to facilitate the completion of a successful transportation service for riders. The Company recognizes revenue upon completion of a ride as its performance obligation is satisfied upon the completion of the ride. The Company collects the fare and related charges from riders on behalf of drivers using the rider’s pre-authorized credit card or other payment mechanism and retains its fees before making the remaining disbursement to drivers; thus the driver’s ability and intent to pay is not subject to significant judgment.

The Company recognizes revenue from subscription fees paid to access transportation options through the Lyft Platform and mobile-based applications over the applicable subscription period in accordance with ASC 606. The Company also recognizes revenue from bikes, bike station hardware and software sales when control is transferred to the customer in accordance with ASC 606.
The Company generates revenue from licensing and data access agreements. Revenue is recognized ratably over the license period or upon delivery of data, as applicable. These revenues are not significant to the Company’s consolidated revenue.
The Company has arrangements to provide advertising services to third parties that are interested in reaching users of the Company’s platform. These arrangements generally require the Company to provide advertising services over a fixed period of time for which revenue is recognized ratably over the contractual period. These revenues are not significant to the Company’s consolidated revenue.
Rental Revenue (ASC 842)
The Company generates rental revenues primarily from Flexdrive and its network of shared bikes and scooters. Rental revenues are recognized for rental and rental related activities where an identified asset is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842.
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
The Company owns and operates its bikes and scooters in some cities and operates city-owned bikes and scooters in other cities. Though the specific terms of arrangements with cities vary, the Company earns operations fees from cities or shares revenue generated by the systems with cities. Bikes and scooters revenue is accounted for under ASC 842 for single-use rides. A single-use ride allows the user to select a specific bike or scooter at the time the arrangement is entered into and provides the user the right to control the selected bike or scooter for the desired term of the arrangement.
Due to the short-term nature of the Flexdrive and bikes and scooters transactions, the Company classifies these rentals as operating leases. Revenue generated from single-use ride fees paid by bikes and scooters riders is recognized upon completion of each related ride. Revenue generated from Flexdrive is recognized evenly over the rental period, which is typically seven days or less.
Incentive Programs
The Company offers incentives to attract drivers, riders and bikes and scooters riders to use the Lyft Platform. Drivers generally receive cash incentives while riders and bikes and scooters riders generally receive free or discounted rides under such incentive programs.
Driver Incentives
The Company offers various incentive programs to drivers. These driver incentives are similar to retrospective volume-based rebates and represent variable consideration that is typically settled within a week. The Company reduces the transaction price by the estimated amount of the incentives expected to be paid upon completion of the performance criteria by applying the most likely outcome method. Therefore, such incentives provided to drivers, as well as bikes and scooter riders, are recorded as a reduction to revenue since the Company does not receive a distinct good or service in exchange for the payment or cannot reasonably estimate the fair value of the good or service received. Driver incentives for referring new drivers or riders are accounted for as sales and marketing expense. The amount recorded as an expense is the lesser of the amount of the payment or the established fair value of the benefit received. The fair value of the benefit is established using amounts paid to third parties for similar services. In certain markets, where the Company controls the transportation services provided, incentives to drivers are reflected in cost of revenue.
Rider Incentives
The Company has several rider incentive programs, which are offered to encourage rider activity on the Lyft Platform. Generally, the rider incentive programs are as follows:
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
In certain markets where the Company controls the transportation services provided, incentives to riders are recorded as a reduction to revenue at the date it records the corresponding revenue transaction.
Refunds
From time to time the Company issues credits or refunds to riders unsatisfied by the level of service provided by the driver. There is no legal obligation to remunerate such riders nor does the Company issue such credits or refunds to riders on behalf of the drivers. The Company accounts for credits or refunds, which are not recoverable from the drivers as sales and marketing expenses when incurred. For the years ended December 31, 2025, 2024 and 2023, rider refunds were $21.2 million, $13.3 million and $19.7 million, respectively. The Company accounts for credits and refunds issued to bikes and scooters riders as cost of revenue. For the years ended December 31, 2025, 2024 and 2023, such credits and refunds were immaterial.
Cost of Revenue
Cost of revenue primarily consists of costs directly related to generating revenue through the Company’s multimodal platform which primarily includes insurance costs, payment processing charges, payments to drivers or driver incentive costs in certain markets where the Company controls the transportation services provided, and other costs. Insurance costs consist of insurance generally required under TNC and city regulations for ridesharing and bike and scooter rentals and also include occupational hazard insurance for drivers. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges, and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles.
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
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, certain driver incentives, advertising expenses, rider refunds, amortization of certain intangible assets and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred. Advertising expenses were $122.9 million, $136.9 million and $122.0 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
General and Administrative
General and administrative expenses primarily consist of personnel-related compensation costs, professional services fees, certain insurance costs that are generally not required under TNC regulations, certain loss contingency expenses including legal accruals and settlements, insurance claims administrative fees, policy spend, depreciation, facility costs, amortization of certain intangible assets and other corporate costs. General and administrative expenses are expensed as incurred.

Stock-Based Compensation
The Company incurs stock-based compensation expense primarily from restricted stock units (“RSUs”), performance based restricted stock units (“PSUs”), stock options, and the 2019 Employee Stock Purchase Plan (“ESPP”) purchase rights.
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
The Company estimates the fair value of RSUs based on the fair market value of the Company’s common stock on the date of grant, which is determined based on the closing price of the Company’s Class A common stock as reported on the date of grant.
The Company estimates the fair value of PSUs using a Monte Carlo valuation model to determine (i) the fair value and (ii) the requisite service period. The Monte Carlo valuation model considers several variables and assumptions in estimating the fair value of stock-based awards including the Company’s stock price on grant date, expected term, expected volatility, and risk-free interest rate.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. In assessing the need for a valuation allowance, management considers all available evidence, both positive and negative, including historical profitability, expectations and risks associated with future taxable income, and ongoing tax planning strategies. The Company weighs positive and negative evidence based on the extent to which it can be objectively verified.
Under the provisions of Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), the Company evaluates uncertain tax positions by reviewing against applicable tax law for all positions taken by the Company with respect to tax years for which the statute of limitations is still open. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognizes interest and penalties related to the liability for unrecognized tax benefits, if any, as a component of the income tax expense line in the accompanying consolidated statement of operations.
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
Variable Interest Entities
In accordance with Accounting Standards Codification Topic 810, Consolidation (“ASC 810”), the Company evaluates its ownership, contractual and other interests in entities to assess whether it has a variable interest in entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). These evaluations are complex, involving judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. For an entity that qualifies as a VIE, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and, if so, to consolidate such entity into its consolidated financial statements.
The Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. Periodically, the Company reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. The Company has determined that it was the primary beneficiary of one VIE as of December 31, 2025 which was not material to the consolidated financial statements.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirement is effective for annual periods beginning after December 15, 2024. The Company adopted this standard for the year ended December 31, 2025 on a prospective basis. While the standard requires additional disclosures, there was no impact to the Company’s consolidated balance sheets, statements of operations, or statements of cash flows. Refer to Note 13 “Income Taxes” of these notes to the Company’s consolidated financial statements for additional information.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. This amendment is effective for annual periods and interim reporting periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which updates the capitalization criteria for internal-use software development costs and removes references to software development stages. This standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The standard should be applied using a prospective, retrospective, or a modified transition approach. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
 3.    Revenue
The table below presents the Company’s revenues as included on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue from contracts with customers (ASC 606)	$5,895,475	$5,365,534	$4,116,216
Rental revenue (ASC 842)	420,786	420,482	287,373
Total revenue	$6,316,261	$5,786,016	$4,403,589
Revenue by geographic area in the case of the ridesharing marketplace and bikes and scooters is determined by where the transaction occurred. In other cases, revenue by geographic area is determined by the address of the Company's contracting entity. Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$6,060,220	$5,645,922	$4,245,078
International	256,041	140,094	158,511
Total revenue	$6,316,261	$5,786,016	$4,403,589
No individual country outside of the U.S. had total revenue that represented 10% or more of total consolidated revenue for the periods presented.
 4.    Acquisitions
Acquisition of TBR Global Chauffeuring
On October 14, 2025, the Company completed the acquisition of 100% of the outstanding equity of TheBookingRoomGroup Limited (d/b/a TBR Global Chauffeuring or “TBR”), a global premium ground transportation and chauffeur service company, for a total purchase price of £86.4 million ($115.2 million), inclusive of an immaterial amount of contingent consideration. The acquisition, which was accounted for as a business combination, strengthens Lyft’s position in the high-value premium chauffeur space and creates an opportunity to combine Lyft’s global platform and technology expertise with TBR’s bespoke service. Acquisition-related costs of $6.9 million, primarily consisting of advisory fees, were incurred in the year ended December 31, 2025. There were no acquisition-related costs for the years ended December 31, 2024 and 2023. These costs are included in general and administrative expenses in the consolidated statements of operations.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Current assets	$20,416
Identifiable intangible assets	51,756
Goodwill	64,167
Other non-current assets	575
Current liabilities	(15,888)
Non-current liabilities	(5,828)
Total acquisition consideration	$115,198
Goodwill of $64.2 million recognized in connection with the acquisition is primarily attributable to anticipated synergies arising from the integration of TBR’s operations with Lyft such as opportunities to expand the Company’s geographic footprint and enhance product offerings. Goodwill also reflects the value of TBR’s assembled workforce and other intangible assets that do not qualify for separate recognition. The goodwill recognized was not considered deductible for tax purposes.

The Company recorded intangible assets at their fair value, which consisted of the following (in thousands):

	Estimated Useful Life (in Years)	Gross Carrying Amount
Customer relationships	10.0	$34,015
Developed technology	4.0	12,539
Trade name	8.0	5,202
Total intangible assets		$51,756
The fair value of the customer relationships intangible asset was determined to be $34.0 million with an estimated useful life of 10 years. The fair value of the relationships was determined using the multi-period excess earnings approach, which involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate.
The fair value of the developed technology intangible asset was determined to be $12.5 million with an estimated useful life of 4 years. Fair value was estimated using the relief-from-royalty method, an income approach that measures the present value of after-tax royalty savings attributable to the developed technology. The applied royalty rate was based on market data and company analysis, and the projected cash flows were discounted using a rate commensurate with the risk of the asset and adjusted for expected obsolescence.
The fair value of the trade name intangible asset was determined to be $5.2 million with an estimated useful life of 8 years. Fair value was estimated using the relief-from-royalty method, an income approach that measures the present value of after-tax royalty savings attributable to the trade name. The applied royalty rate was based on market data and company analysis, and the projected cash flows were discounted using a rate commensurate with the risk of the asset.
Judgment was applied for several assumptions in valuing the identified intangible assets, including revenue and cash flow forecasts, technology life, royalty rate, obsolescence and discount rate.
The results of operations for the acquired business have been included in the consolidated statements of operations for the period subsequent to the acquisition date which contributed an immaterial amount of revenue and income before taxes during the year ended December 31, 2025. TBR’s results of operations for periods prior to the acquisition were not material to the consolidated statements of operations and, accordingly, pro forma financial information has not been presented.
Acquisition of Freenow
On July 31, 2025, the Company completed the acquisition of 100% of the outstanding equity of Intelligent Apps GmbH (d/b/a Freenow), a European multimodal application with a taxi offering at its core, for a total purchase price of €204.1 million ($234.8 million). The acquisition, which was accounted for as a business combination, expands Lyft’s presence outside North America and provides access to Freenow’s established platform, customer base, and local market expertise. Acquisition-related costs of $13.0 million, primarily consisting of advisory fees, were incurred during the year ended December 31, 2025. There were no acquisition-related costs for the years ended December 31, 2024 and 2023. These costs are included in general and administrative expenses in the consolidated statements of operations. Subsequent to the acquisition date, the Company recognized an update to provisional amounts, bringing the total purchase consideration to €205.9 million ($236.8 million), increasing prepaid expenses and other current assets by $16.2 million, accrued and other liabilities by $1.0 million, and other liabilities by $0.2 million, and decreasing goodwill by $15.4 million.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$31,859
Prepaid expenses and other current assets	41,693
Other investments	1,396
Property and equipment	1,507
Operating lease right-of-use assets	16,667
Identifiable intangible assets	101,234
Other assets	11,175
Total identifiable assets acquired	205,531
Accounts payable	(2,123)
Accrued and other liabilities	(51,138)
Operating lease liabilities, current	(2,712)
Operating lease liabilities	(13,957)
Other liabilities	(16,323)
Total liabilities assumed	(86,253)
Net assets acquired	119,278
Goodwill	117,529
Total acquisition consideration	$236,807
Goodwill of $117.5 million recognized in connection with the acquisition is primarily attributable to expected synergies from integrating Freenow’s operations with Lyft’s existing platform. Goodwill also reflects the value of Freenow’s assembled workforce and other intangible assets that do not qualify for separate recognition. The goodwill recognized was not considered deductible for tax purposes.
The Company recorded intangible assets at their fair value, which consisted of the following (in thousands):

	Estimated Useful Life (in Years)	Gross Carrying Amount
Developed technology	5.0	$57,519
User and driver relationships	4.0	40,263
Trade name licensing agreement	3.0	3,452
Total intangible assets		$101,234
The fair value of the developed technology intangible asset was determined to be $57.5 million with an estimated useful life of 5 years. The fair value of the developed technology was determined using the relief-from-royalty method. Under this method, an intangible asset’s value is based on the premise that ownership of the asset relieves the owner of the need to pay a royalty to a third party for use of the asset. Under this method, value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value.
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
The results of operations for the acquired business have been included in the consolidated statements of operations for the period subsequent to the acquisition date which did not contribute a significant amount of revenue or income before taxes during the year ended December 31, 2025. Freenow’s results of operations for periods prior to the acquisition were not material to the consolidated statements of operations and, accordingly, pro forma financial information has not been presented.

 5.     Goodwill and Intangible Assets, Net
The following table presents the changes in the carrying amount of goodwill for the periods presented (in thousands):

Balance as of December 31, 2023	$257,791
Additions	—
Foreign currency translation and other adjustments	(6,415)
Balance as of December 31, 2024	$251,376
Additions	181,696
Foreign currency translation and other adjustments	6,682
Balance as of December 31, 2025	$439,754
Intangible assets, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2025
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	4.4	$112,821	$45,636	$67,185
Contractual relationships	6.1	176,035	72,475	103,560
Trade name and licensing agreements	5.9	8,770	571	8,199
Total intangible assets		$297,626	$118,682	$178,944

	December 31, 2024
	Weighted-average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and patents	1.7	$40,477	$36,683	$3,794
Contractual relationships	5.8	99,669	60,687	38,982
Total intangible assets		$140,146	$97,370	$42,776
Amortization expense was $20.6 million, $15.0 million and $16.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, future amortization of intangible assets that will be recorded in costs and expenses on the consolidated statement of operations is estimated as follows (in thousands):

Year ended December 31:
2026	$38,689
2027	38,689
2028	38,200
2029	32,249
2030	12,857
Thereafter	18,260
Total remaining amortization	$178,944

 6.     Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	December 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$276,077	$—	$—	$276,077
Money market deposit accounts	360,127	—	—	360,127
Certificates of deposit	143,325	146	—	143,471
Commercial paper	216,420	105	—	216,525
Corporate bonds	266,199	1,300	(8)	267,491
U.S. government and agency securities	134,210	70	—	134,280
Total unrestricted cash equivalents and short-term investments	1,396,358	1,621	(8)	1,397,971
Restricted Balances(2)
Money market funds	47,264	—	—	47,264
Certificates of deposit	104,310	60	—	104,370
Commercial paper	921,902	462	—	922,364
Corporate bonds	15,022	15	—	15,037
U.S. government and agency securities	843,661	402	—	844,063
Total restricted cash equivalents and investments	1,932,159	939	—	1,933,098
Total unrestricted and restricted cash equivalents and investments	$3,328,517	$2,560	$(8)	$3,331,069
_______________
(1)Excludes $439.2 million of cash, which is included within the $1.8 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)Excludes $3.0 million of restricted cash, which is included within the $1.9 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

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
The Company’s investments consist of available-for-sale debt securities and term deposits. The term deposits are at cost, which approximates fair value. The Company considers debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as short-term investments on the consolidated balance sheets. No individual security incurred continuous unrealized losses for greater than 12 months.
Interest income earned by the Company included in other income, net in the consolidated statements of operations was $147.2 million, $166.3 million and $145.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of December 31, 2025. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the consolidated financial statements as soon as they become known. No credit losses were recognized as of December 31, 2025 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type and maturity (in thousands):

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$9,720	$—	$2,000	$—	$11,720	$—
Corporate bonds	9,084	(2)	8,368	(6)	17,452	(8)
Commercial paper	2,612	—	—	—	2,612	—
Total available-for-sale debt securities in an unrealized loss position	$21,416	$(2)	$10,368	$(6)	$31,784	$(8)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$99,144	$(386)	$—	$—	$99,144	$(386)
Corporate bonds	49,516	(12)	—	—	49,516	(12)
Commercial paper	241,805	(756)	—	—	241,805	(756)
U.S. government and agency securities	62,787	(13)	—	—	62,787	(13)
Total available-for-sale debt securities in an unrealized loss position	$453,252	$(1,167)	$—	$—	$453,252	$(1,167)
The following table classifies the Company’s available-for-sale debt securities by contractual maturities (in thousands):

	December 31,
	2025	2024
Due within one year	$1,745,834	$2,578,381
Due within one year to three years	190,096	—
Total	$1,935,930	$2,578,381

 7.     Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$276,077	$—	$—	$276,077
Certificates of deposit	—	143,471	—	143,471
Commercial paper	—	216,525	—	216,525
Corporate bonds	—	267,491	—	267,491
U.S. government and agency securities	—	134,280	—	134,280
Total unrestricted cash equivalents and short-term investments	276,077	761,767	—	1,037,844
Restricted cash equivalents and investments(2)
Money market funds	47,264	—	—	47,264
Certificates of deposit	—	104,370	—	104,370
Commercial paper	—	922,364	—	922,364
Corporate bonds	—	15,037	—	15,037
U.S. government and agency securities	—	844,063	—	844,063
Total restricted cash equivalents and investments	47,264	1,885,834	—	1,933,098
Total financial assets	$323,341	$2,647,601	$—	$2,970,942
_______________
(1)$439.2 million of cash and $360.1 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.8 billion of cash and cash equivalents and short-term investments on the consolidated balance sheets.
(2)Excludes $3.0 million of restricted cash, which is included within the $1.9 billion of restricted cash and cash equivalents and restricted short-term investments on the consolidated balance sheets.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and investments(1)
Money market funds	$189,839	$—	$—	$189,839
Certificates of deposit	—	171,358	—	171,358
Commercial paper	—	762,546	—	762,546
Corporate bonds	—	70,231	—	70,231
U.S. government and agency securities	—	353,274	—	353,274
Total unrestricted cash equivalents and investments	189,839	1,357,409	—	1,547,248
Restricted cash equivalents and investments(2)
Money market funds	42,699	—	—	42,699
Certificates of deposit	—	189,596	—	189,596
Commercial paper	—	782,556	—	782,556
Corporate bonds	—	59,266	—	59,266
U.S. government and agency securities	—	465,857	—	465,857
Total restricted cash equivalents and investments	42,699	1,497,275	—	1,539,974
Total financial assets	$232,538	$2,854,684	$—	$3,087,222
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

During the year ended December 31, 2025, the Company did not make any transfers between the levels of the fair value hierarchy.
During the year ended December 31, 2025, the Company entered into foreign exchange forward contracts to reduce exposure in foreign currency translation for a total notional amount of €50 million. The forward contracts were settled in the same period and immaterial gains were recognized in the statement of operations during the year ended December 31, 2025 from such derivatives which were not designated as hedging instruments.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and the carrying value of these non-marketable equity securities are remeasured to fair value based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income, net in the consolidated statements of operations.
There were $12.2 million and $9.1 million of financial instruments measured at fair value on a non-recurring basis within other investments on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
 8.     Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the dates indicated (in thousands):

	December 31,
	2025	2024
Prepaid insurance	$438,448	$428,884
Enterprise and trade receivables, net(1)	383,903	334,843
Other	259,983	202,363
Prepaid expenses and other current assets(2)	$1,082,334	$966,090
_______________
(1)The Company’s receivable balance included in prepaid expenses and other current assets on the consolidated balance sheets, which consists primarily of amounts due from Enterprise Users and bikes and scooters partners, was $394.9 million and $347.0 million as of December 31, 2025 and 2024, respectively, while the allowance for credit losses was $11.0 million and $12.2 million as of December 31, 2025 and 2024, respectively. The changes in the allowance of credit losses were not material for the periods presented.
(2)Scooters and related assets with estimated useful lives of less than 12 months are included in prepaid expenses and other current assets on the consolidated balance sheets. Depreciation expense for these assets was $7.9 million, $12.4 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Property and Equipment, net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2025	2024
Bike and scooter fleet	$265,828	$237,535
Owned vehicles	238,936	211,904
Finance lease right-of-use assets	128,470	79,704
Leasehold improvements	73,275	75,480
Computer equipment and software	44,036	39,018
Furniture and fixtures	6,599	6,046
Construction in progress	28,185	56,998
	785,329	706,685
Less: Accumulated depreciation	(366,799)	(261,821)
Property and equipment, net	$418,530	$444,864
Depreciation and amortization expense related to property and equipment was $106.8 million, $121.4 million, and $96.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31,
	2025	2024
Insurance-related accruals(1)	$892,757	$763,842
Legal and tax related accruals(2)	540,042	333,979
Ride-related accruals	208,317	178,114
Insurance claims payable and related fees	56,307	58,135
Long-term debt, current(3)	50,607	38,904
Finance lease liabilities, current(4)	35,750	31,268
Other	413,083	262,036
Accrued and other current liabilities	$2,196,863	$1,666,278
_______________
(1)Refer to Note 2 “Summary of Significant Accounting Policies” above for more information on these insurance-related accruals.
(2)Contains $211.6 million in certain reserves and/or settlements for significant legal proceedings or governmental investigations and the associated fees.
(3)Represents current portion of long-term debt primarily related to the Non-revolving Loan and Master Vehicle Loan. Refer to Note 11 “Debt” for more information.
(4)Certain balances previously presented in Other as of December 31, 2024 have been reclassified to Finance lease liabilities, current to conform to current period presentation.
Insurance Reserves
The following table presents the changes in the Company’s insurance reserve for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$1,701,393	$1,337,868	$1,417,350
Additions(1)	1,029,097	813,725	516,337
Deductions(2)	(550,064)	(450,200)	(595,819)
Balance at end of period	$2,180,426	$1,701,393	$1,337,868
_______________
(1)Additions to insurance reserves primarily include reserves from claims originating from the current year of $975.1 million, $813.7 million and $512.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Additions also primarily include $54.0 million of reinsurance recoverable for the year ended December 31, 2025.
(2)Deductions primarily include losses paid of $440.1 million, $447.1 million and $580.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Deductions also primarily include $27.2 million for the year ended December 31, 2025 for favorable changes in estimates resulting from new developments in claims originating from prior years and reinsurance recoverable established within the period of $82.8 million for the year ended December 31, 2025.
Reinsurance of Certain Legacy Auto Liability Insurance
On February 19, 2025, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Loss Portfolio Transfer Reinsurance Agreement (the “Reinsurance Agreement”) with Riverstone International Insurance, Inc. (“Riverstone”), under which Riverstone reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of January 1, 2025, of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2020 to September 30, 2022, with an aggregate limit of $120.5 million, for a premium of $85.1 million (the “Reinsurance Transaction”). A substantial portion of the premium ceded is on a funds withheld basis, meaning that the premium withheld by PVIC is used to pay future reinsurance claims on Riverstone’s behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance for an immaterial net reinsurance recoverable balance included in prepaid expenses and other current assets on the consolidated balance sheet. In addition to the premium ceded to the reinsurer, the Company prepaid $8.4 million in interest related to the funds withheld. An immaterial amount of interest expense was recognized on the consolidated statement of operations for the year ended December 31, 2025. An immaterial loss was recognized on the consolidated statement of operations in the year ended December 31, 2025, in cost of revenue upon completion of the Reinsurance Transaction.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since a substantial portion of the premium of $85.1 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.

 9.    Leases
Real Estate Operating Leases
The Company has real estate property leases which are classified as operating leases. As of December 31, 2025, the remaining lease terms vary from approximately three months to nine years. For certain leases, the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
In the fourth quarter of 2024, the Company amended the lease for its San Francisco headquarters, to terminate certain suites and extend the term of other suites to 2034. As a result of terminating certain suites, a $29.6 million gain was recognized within general and administrative expenses as the right-of-use asset associated with a portion of this lease was previously impaired in prior years as part of restructuring, and the extinguishment of the remaining lease liability resulted in the recorded gain.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. As of December 31, 2025, the remaining lease terms vary between one month to four years.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	Year Ended December 31,
	2025	2024
Operating Leases
Assets
Operating lease right-of-use assets(1)	$165,579	$148,397
Liabilities
Operating lease liabilities, current(1)	$28,068	$25,192
Operating lease liabilities, non-current(1)	159,904	152,074
Total operating lease liabilities	$187,972	$177,266

Finance Leases
Assets
Finance lease right-of-use assets(2)	$69,522	$79,704
Liabilities
Finance lease liabilities, current(3)	$35,750	$31,268
Finance lease liabilities, non-current(4)	39,572	54,351
Total finance lease liabilities	$75,322	$85,619

Weighted-average remaining lease term (years)
Operating leases	7.0	7.7
Finance leases	2.1	2.6
Weighted-average discount rate
Operating leases	6.5%	6.6%
Finance leases	6.0%	6.4%
_______________
(1)In the fourth quarter of 2024, the Company recognized a $29.6 million gain in general and administrative expense as a result of a lease termination. The right-of-use asset associated with the portion of this lease was previously impaired in prior years as part of restructuring, and the extinguishment of the remaining lease liability resulted in the recorded gain.
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

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating Leases
Operating lease cost	$36,266	$38,056	$40,450

Finance Leases
Amortization of right-of-use assets	31,563	29,565	19,847
Interest on lease liabilities	4,740	5,782	3,449

Other Lease Costs
Short-term lease cost	2,806	3,380	3,749
Variable lease cost(1)	7,168	9,867	10,270
Total lease cost	$82,543	$86,650	$77,765
_______________
(1)Consists primarily of common-area maintenance, taxes and utilities for real estate leases.
Sublease income was immaterial for the years ended December 31, 2025, 2024 and 2023. Sublease income is included within other income, net on the consolidated statement of operations. The related lease expense for these leases is included within costs and expenses on the consolidated statement of operations.
During the year ended December 31, 2023, the Company committed to a plan of termination which included restructuring charges related to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred charges related to real estate operating right-of-use assets of $13.0 million. There was no such charge during the years ended December 31, 2025 and 2024. Refer to Note 15 “Restructuring” to the consolidated financial statements for information regarding this transaction.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42,474	$60,479	$59,318
Operating cash flows from finance leases	4,184	5,312	3,558
Financing cash flows from finance leases	41,250	46,748	43,466

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the consolidated balance sheet as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases	Total Leases
2026	$38,168	$38,799	$76,967
2027	38,733	23,573	62,306
2028	31,876	18,480	50,356
2029	30,503	309	30,812
2030	21,561	—	21,561
Thereafter	72,063	—	72,063
Total minimum lease payments	232,904	81,161	314,065
Less: amount of lease payments representing interest	(44,932)	(5,839)	(50,771)
Present value of future lease payments	187,972	75,322	263,294
Less: current obligations under leases	(28,068)	(35,750)	(63,818)
Long-term lease obligations	$159,904	$39,572	$199,476
Future lease payments receivable in car rental transactions under the Flexdrive program are not material since the lease term is less than a month.
 10.     Commitments and Contingencies
Noncancellable Purchase Commitments
The Company entered into a noncancellable arrangement with Amazon Web Services (“AWS”), a web-hosting services provider, under which the Company had an obligation to purchase a minimum amount of services from this vendor. Under the most recent amended arrangement, the Company committed to spend an aggregate of at least $562.5 million between January 1, 2026 and December 31, 2030, with a minimum amount of $100 million in each of the five contractual periods, on services with AWS. As of December 31, 2025, the Company has made no payments under the amended arrangement.
As of December 31, 2025, the future minimum payments under the Company’s noncancellable purchase commitments, which are inclusive of the arrangements mentioned above, were as follows (in thousands):

2026	$146,396
2027	163,711
2028	100,000
2029	100,000
2030	162,500
Thereafter	—
Total future minimum payments	$672,607
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are issued under the Revolving Credit Facility (as defined below) and none are collateralized by cash. As of December 31, 2025 and 2024, the Company had letters of credit outstanding that reduced the available credit under the Revolving Credit Facility (as defined below) of $61.3 million and $72.6 million, respectively.
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
Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, and regulatory and governmental inquiries and investigations, and in some situations has received subpoenas and requests for documents and information, in the ordinary course of business, including drivers, riders, renters, third parties and governmental entities (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state or federal laws, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, antitrust, competition, its acquisitions, securities issuances or business practices, or public disclosures about the Company or the Company’s business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to allegations of accidents or other trust and safety incidents involving drivers or riders using the Lyft Platform.
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
For example, California Assembly Bill 5 (now codified in part at Cal. Labor Code sec. 2775) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner’s cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration. On September 28, 2023, the California Court of Appeal issued a decision upholding the trial court’s order denying Lyft’s and Uber’s motions to compel arbitration. On November 7, 2023, the Company filed a petition requesting that the California Supreme Court review the Court of Appeal’s decision; the petition was denied on January 17, 2024, and the case was remitted to San Francisco Superior Court on January 29, 2024. The stay was lifted by the trial court on July 2, 2024, and the parties are exploring mediation. On October 7, 2024, the U.S. Supreme Court denied the Company’s petition for writ of certiorari. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2025.
The Company is currently involved in a number of putative class actions, thousands of individual claims, including those brought in arbitration or compelled pursuant to the Company’s ToS to arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorneys General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified drivers as independent contractors and other matters challenging the classification of drivers on the Company’s platform as independent contractors. The Company is also defending against allegations that the Company has failed to properly classify drivers and provide those drivers with sick leave and related benefits during the COVID-19 pandemic. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2014 through 2017; in 2022, the NJDOL opened a similar audit for 2019 through 2021. The NJDOL issued an assessment for 2014 through 2017 on June 4, 2019, and subsequently issued updated assessments for this time period on March 31, 2021 and August 2, 2024. The Company filed a petition to challenge the assessments and later notified the NJDOL that it would pay the assessment under protest; as of September 30, 2025, the assessment was paid under protest. The audit for 2019 through 2021 remains open. The ultimate resolution of this matter is uncertain and any possible loss or range of loss cannot be reasonably estimated.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheets as of December 31, 2025.
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
Starting in June 2022, in compliance with local regulations, Transopco UK Ltd. (“Transopco”), a newly acquired subsidiary of the Company, modified its private hire business model in London and began applying the Tour Operator Margin Scheme (“TOMS”) to its services, including value added tax (“VAT”). In June 2023, Transopco received assessments from His Majesty’s Revenue and Customs office in the U.K. (the “HMRC”) disputing the application of TOMS to Transopco’s services for the period of August 2022 to May 2024. Transopco appealed HMRC’s decision to the First-tier Tax Tribunal. The proceeding is currently pending resolution of the appeal of a competitor on a related matter. The Company intends to vigorously defend its position regarding the application of TOMS and will assess any developments following the Court of Appeal’s decision in the competitor’s case. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters for the periods through January 1, 2026. On January 2, 2026, new VAT rules went into effect where TOMS can no longer apply to taxi and private hire vehicles services.
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
Other Class Actions and Consumer Matters
From time to time, the Company becomes involved in putative class actions, investigations, and other matters alleging violations of consumer protection, civil rights, and other laws; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act (“ADA”), among others. In July 2024, the Company went to trial in federal court in New York to defend against a class action alleging ADA and New York law violations with respect to the Company’s wheelchair accessible vehicle (“WAV”) offerings, seeking injunctive and other relief, in Lowell v. Lyft, Inc. On September 30, 2024, the district court ruled that plaintiffs failed to sustain their burden of proof that the modifications they proposed at trial would result in nationwide WAV service. The district court dismissed the suit and entered judgment in favor of the Company. The plaintiffs filed a notice of appeal on October 29, 2024, and the appeal is now pending before the Second Circuit Court of Appeal. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
 11.    Debt
Outstanding debt obligations as of December 31, 2025 and 2024 were as follows (in thousands, except for percentages):

	Maturities	Interest Rates as of December 31, 2025	December 31, 2025	December 31, 2024
Convertible senior notes due 2025 (the “2025 Notes”)	May 2025	—%	$—	$390,175
Convertible senior notes due 2029 (the “2029 Notes”)	March 2029	0.625%	452,421	450,081
Convertible senior notes due 2030 (the “2030 Notes”)	September 2030	0%	488,542	—
Non-revolving Loan	2026	7.61%	16	510
Master Vehicle Loan	2026 - 2028	5.85% - 7.10%	112,032	154,281
Total long-term debt, including current maturities			$1,053,011	$995,047
Less: Convertible senior notes, current(1)			—	390,175
Less: Long-term debt, current(2)			50,607	38,904
Total long-term debt			$1,002,404	$565,968
_______________
(1)This balance is included within convertible senior notes, current on the consolidated balance sheets.
(2)This balance is included within accrued and other current liabilities on the consolidated balance sheets and is primarily related to vehicles.

The following table sets forth the primary components of interest expense as reported on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense related to the 2025 Notes and 2029 Notes(1)	$5,028	$9,181	$11,212
Amortization of debt discount and issuance costs related to the 2025 Notes, 2029 Notes and 2030 Notes	3,655	3,737	2,877
Vehicle loans and other interest expense	12,072	16,003	12,134
Interest expense	$20,755	$28,921	$26,223
_______________
(1)There is no contractual interest expense related to the 2030 Notes as the 2030 Notes have a 0% interest rate.
Convertible Senior Notes due 2025
In May 2020, the Company issued $747.5 million aggregate principal amount of 1.50% convertible senior notes due 2025 (the “2025 Notes”), pursuant to an indenture, dated May 15, 2020, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. The net proceeds from this offering were approximately $733.2 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. Debt issuance costs related to the 2025 Notes totaled $14.3 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and were amortized to interest expense using the effective interest method over the contractual term. Prior to maturity, the 2025 Notes were senior unsecured obligations of the Company with interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020, at a rate of 1.50% per year.
In February 2024, the Company, through privately negotiated agreements in connection with the issuance of the 2029 Notes (as defined below), repurchased approximately $356.8 million in aggregate principal amount of 2025 Notes for an aggregate repurchase price of approximately $350.0 million. The Company recognized this repurchase as an extinguishment of debt and recorded a gain on extinguishment of $5.1 million in other income, net on the consolidated statement of operations.
The 2025 Notes matured on May 15, 2025. Upon maturity, the Company fully settled the outstanding $390.7 million aggregate principal amount of 2025 Notes and $2.9 million of accrued interest in cash.
Convertible Senior Notes due 2029
In February 2024, the Company issued $460.0 million aggregate principal amount of 0.625% convertible senior notes due 2029 (the “2029 Notes”) pursuant to an indenture, dated February 27, 2024 (the “2029 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee.
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
Debt issuance costs related to the 2029 Notes totaled $11.8 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of December 31, 2025 and 2024, the unamortized debt discount and debt issuance cost of the 2029 Notes was $7.6 million and $9.9 million, respectively, on the consolidated balance sheets. The effective interest rate during the years ended December 31, 2025 and 2024 was 1.16%.
During the year ended December 31, 2025, the 2029 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on December 31, 2025, the if-converted value of the 2029 Notes was $422.7 million, which would not exceed the outstanding principal amount.
Convertible Senior Notes due 2030
In September 2025, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes” together with the 2025 Notes and 2029 Notes, the “Notes”) pursuant to an indenture, dated September 5, 2025 (the “2030 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee.
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
Debt issuance costs related to the 2030 Notes totaled $12.2 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of December 31, 2025, the unamortized debt discount and debt issuance cost of the 2030 Notes was $11.5 million on the consolidated balance sheets. The effective interest rate during the year ended December 31, 2025 was 0.49%.
During the quarter ended December 31, 2025, the 2030 Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on December 31, 2025, the if-converted value of the 2030 Notes was $411.8 million, which would not exceed the outstanding principal amount.
The net carrying amounts of the Notes were as follows (in thousands):

	December 31,
	2025	2024
2025 Notes
Principal	$—	$390,719
Unamortized debt discount and debt issuance costs	—	(544)
Net carrying amount of liability component	$—	$390,175

2029 Notes
Principal	$460,000	$460,000
Unamortized debt discount and debt issuance costs	(7,579)	(9,919)
Net carrying amount of liability component	$452,421	$450,081

2030 Notes
Principal	$500,000	$—
Unamortized debt discount and debt issuance costs	(11,458)	—
Net carrying amount of liability component	$488,542	$—
As of December 31, 2025, the total estimated fair value (which represents a Level 2 valuation) of the 2029 Notes and 2030 Notes was approximately $553.6 million and $565.4 million, respectively. The estimated fair value of the 2029 Notes and 2030 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2029 Notes and 2030 Notes in an over-the-counter market on the last trading day of the period.
The Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.
Capped Calls
In connection with the issuance of the 2025 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates at a cost of approximately $132.7 million (the “2025 Capped Calls”). The 2025 Capped Calls covered, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2025 Notes sold in the offering. By entering into the 2025 Capped Calls, the Company expected to reduce the potential dilution to its

Class A common stock (or, in the event a conversion of the 2025 Notes was settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2025 Notes the trading price of the Company’s Class A common stock price exceeded the conversion price of the 2025 Notes. The cap price of the 2025 Capped Calls was initially $73.83 per share, subject to certain adjustments under the terms of the 2025 Capped Calls. The 2025 Capped Calls expired in May 2025.
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
In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions at a cost of approximately $42.0 million (the “2030 Capped Calls” and together with the 2025 Capped Calls and 2029 Capped Calls, the “Capped Calls”). The 2030 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2030 Notes sold in the offering. By entering into the 2030 Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2030 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2030 Notes, the trading price of the Company’s Class A common stock price exceeds the conversion price of the 2030 Notes. The cap price of the 2030 Capped Calls is initially $33.60 per share and is subject to certain adjustments under the terms of the 2030 Capped Calls. The Company elected to integrate the 2030 Capped Calls with the 2030 Notes for federal income tax purposes. Accordingly, the gross cost of the 2030 Capped Calls is deductible for income tax purposes as original discount interest over the term of the 2030 Notes.
The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within the consolidated balance sheets, along with the offsetting deferred tax impact of $11.1 million associated with the integration of the 2030 Capped Calls with the 2030 Notes.
Non-revolving Loan
Flexdrive has a Loan and Security Agreement dated March 11, 2019, as amended (the “Non-revolving Loan”) with a third-party lender pursuant to which Flexdrive may request advances to purchase new Hyundai and Kia vehicles, or for other purposes approved by the lender. On September 26, 2025, the Non-revolving Loan was amended, reducing the lender’s maximum commitment from $50.0 million to $19.0 million and extending the Company’s ability to draw through September 30, 2026. Advances paid or prepaid under the Non-revolving Loan may not be reborrowed. Repayment terms for each advance include equal monthly installments sufficient to fully amortize the advances over the term, with an option for the final installment to be greater than the others. The repayment term for each advance ranges from 24 months to 48 months. Interest is payable monthly in arrears at a fixed interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4% for a 24-month term, the three-year U.S. Treasury note yield plus a spread of 3.4% for a 36 month term, and the average of the three and five-year U.S. Treasury note yields plus a spread of 3.4% for a 48 month term. At the end of the initial repayment term of an advance, Flexdrive may refinance such advance with a new advance which fully amortizes over a term of 24 months with an interest rate equal to the two-year U.S. Treasury note yield plus a spread of 3.4%. The Non-revolving Loan is secured by all vehicles financed under the Non-revolving Loan. As of December 31, 2025, there was an immaterial amount drawn under the Non-revolving Loan.
The Non-revolving Loan also contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Non-revolving Loan may become immediately due and payable, among other remedies. As of December 31, 2025, the Company was in compliance with all covenants related to the Non-revolving Loan in all material aspects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed.
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
The Master Vehicle Loan contains customary affirmative and negative covenants that, among other things, limit Flexdrive’s ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Upon the occurrence of certain events of default, including bankruptcy and insolvency events with respect to Flexdrive or the Company, all amounts due under the Master Vehicle Loan may become immediately due and payable, among other remedies. As of December 31, 2025, Flexdrive was in compliance with all covenants related to the Master Vehicle Loan in all material respects. Further, the Company continued to guarantee the payments of Flexdrive for any amounts borrowed following the acquisition.
The fair values of the Non-revolving Loan were immaterial as of December 31, 2025 and 2024. The fair values of the Master Vehicle Loan were $113.4 million and $154.5 million, respectively, as of December 31, 2025 and 2024. These were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Maturities of long-term debt outstanding, including current maturities, as of December 31, 2025 were as follows (in thousands):

2026	$50,607
2027	49,229
2028	12,212
2029	452,421
2030	488,542
Thereafter	—
Total long-term debt outstanding	$1,053,011
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
The Procurement Provider has a security interest in vehicles purchased on behalf of Flexdrive until the full specified amounts due by Flexdrive in connection therewith have been paid to the Procurement Provider. The VPA includes customary affirmative and negative covenants applicable to Flexdrive. As of December 31, 2025, the Company was in compliance with all of its covenants under the VPA and as of December 31, 2025, there was $56.4 million of outstanding borrowings from interim financings under the VPA, which is included within accrued and other current liabilities on the consolidated balance sheets.
In March 2019, the Procurement Provider entered into a $95.0 million revolving credit facility with a third-party lender to finance its acquisition of motor vehicles on behalf of Flexdrive under the VPA, and in connection therewith, Flexdrive entered into a Limited Non-Recourse Secured Continuing Guaranty and Subordination Agreement pursuant to which Flexdrive guarantees the Procurement Provider’s payment and performance obligations under that revolving credit facility. On September 17, 2020, the revolving credit facility was amended, extending the stated maturity date to December 31, 2021 and reducing the borrowing capacity to $50.0 million. The revolving credit facility renews annually and was most recently amended in September 2025, to extend the stated maturity date to September 2026. As of December 31, 2025, there were no amounts outstanding under the revolving credit facility, the repayment of which is guaranteed by Flexdrive.
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
As of December 31, 2025, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
As of December 31, 2025, there were no other balances outstanding.
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
During the year ended December 31, 2025, shareholders voluntarily converted 8.5 million shares of Class B common stock, which constituted all of the Company’s outstanding shares of Class B common stock, into shares of Class A common stock on a one-

for-one basis. Following the conversion, no Class B common stock is outstanding and no additional shares of Class B Common Stock will be issued.
Share Repurchase Program
In February 2025, the Company’s board of directors authorized a program for the repurchase of up to $500 million of the Company’s Class A common stock. Additionally, in May 2025, the Company’s board of directors authorized an increase to the Company’s share repurchase program of an additional $250 million of the Company’s Class A common stock, for a total overall authorization of up to $750 million. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.
During the year ended December 31, 2025, the Company repurchased and subsequently retired 30.3 million shares of Class A common stock for an aggregate amount of $500.0 million, excluding broker commissions and fees which were not material. Included within this amount is the repurchase of 5.7 million shares of Class A common stock which were repurchased in September 2025 in connection with the issuance of the 2030 Notes for an aggregate amount of $95.7 million. The shares were repurchased at fair value with the par value of the shares retired charged against common stock and the remaining repurchase price allocated to additional paid-in capital on the consolidated balance sheets. As of December 31, 2025, the Company had $250.0 million available to repurchase shares pursuant to the program.
The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax on net share repurchases is accrued and recorded to additional paid-in capital on the consolidated balance sheets. During the year ended December 31, 2025, the excise tax was not material.
Common Stock Repurchase
In connection with the issuance of the 2029 Notes in February 2024, the Company repurchased 3.1 million shares of its Class A common stock from investors in privately negotiated transactions for an aggregate repurchase price of approximately $50.0 million. The shares were repurchased at fair value with the par value of the shares retired charged against common stock and the remaining repurchase price allocated to additional paid-in capital on the consolidated balance sheets. The Company retired the shares upon repurchase.
Equity Award Plans
The Company currently maintains two equity award plans that provide for the issuance of shares of common stock to officers, directors, and other employees of the Company: the 2019 Equity Incentive Plan (the “2019 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”). These plans provide for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance-based restricted stock units (“PSU”).
2019 Equity Incentive Plan
In March 2019, the board of directors of the Company and the stockholders of the Company adopted the 2019 Plan which serves as the successor to the 2018 Equity Incentive Plan (“2018 Plan”) and provides for the grant of stock options, stock appreciation rights, restricted stock, and RSUs to employees and consultants of the Company and its subsidiaries and non-employee directors of the Company. RSUs granted with only service conditions under the 2019 Plan to employees generally vest in a period up to four years.
The number of shares available for issuance under the 2019 Plan will be increased on January 1 of each year, beginning on January 1, 2020, in an amount equal to the least of (i) 35.0 million shares, (ii) five percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the administrator.
The following table summarizes the Company’s shares of common stock reserved for issuance as of December 31, 2025 (in thousands):

RSUs outstanding under the 2019 Plan	26,341
Remaining shares available for future issuance under the 2019 Plan	56,655
Remaining shares available for future issuance under the 2019 ESPP Plan	16,104

Restricted Stock Units
The summary of RSU activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested units as of December 31, 2024	26,194	$10.67	$336,282
Granted	25,598	13.65
Vested	(21,065)	13.85
Canceled	(4,386)	13.58
Nonvested units as of December 31, 2025	26,341	$10.54	$510,228
Expected to vest as of December 31, 2025	25,983		$503,286
Included in the grants for the year ended December 31, 2025 are 2.1 million shares of PSUs. All PSUs are subject to a continuous service condition in addition to certain performance criteria. These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance.
The fair values as of the respective vesting dates of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 were $355.2 million, $337.4 million and $290.5 million, respectively. In connection with RSUs that vested in the years ended December 31, 2025, 2024 and 2023, the Company withheld 9.0 million, 2.5 million and 0.3 million shares and remitted cash payments on behalf of the RSU holders to the relevant tax authorities of $151.3 million, $40.3 million and $3.0 million, respectively.
As of December 31, 2025, the total unrecognized compensation cost was $140.5 million related to all unvested awards. The Company expects to recognize this expense over the remaining weighted-average period of approximately 8 months. All RSUs vest on the satisfaction of a service-based condition only. The Company recognizes compensation expense for such RSUs upon a straight-line basis over their requisite service periods.
The income tax benefits for stock-based compensation expense recognized on the consolidated statements of operations during the year ended December 31, 2025 was $19.2 million. There were no income tax benefits for stock-based compensation expense recognized during the years ended December 31, 2024 and 2023.
There were no stock options granted during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, no options remained outstanding.
There were no stock options exercised during the year ended December 31, 2025 and the aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 were not material.
As of December 31, 2025, there are no remaining unrecognized compensation costs related to stock options.
2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted and the Company’s stockholders approved the ESPP. The initial ESPP went into effect on March 27, 2019 and was last amended on July 18, 2022. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The ESPP provides for consecutive, overlapping 12-month offering periods, subject to certain reset provisions as defined in the plan.
A total of 6.0 million shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2025, 7.3 million shares of Class A common stock have been purchased under the 2019 ESPP. The number of shares reserved under the 2019 ESPP automatically increases on the first day of each calendar year beginning on January 1, 2020 in a number of shares equal to the least of (i) 7.0 million shares of Class A common stock, (ii) one percent of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the 2019 ESPP.

 13.     Income Taxes
U.S. and foreign components of consolidated (loss) income before income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(35,120)	$61,371	$(348,050)
Foreign	(18,127)	(36,021)	16,346
(Loss) income before income taxes	$(53,247)	$25,350	$(331,704)
The (benefit from) provision for income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current (benefit) provision
Federal	$852	$—	$—
State	(4,481)	10,438	3,762
Foreign	1,493	(5,996)	7,239
Total current	$(2,136)	$4,442	$11,001

Deferred (benefit) provision
Federal	(2,253,928)	481	481
State	(631,787)	427	(337)
Foreign	(9,404)	(2,784)	(2,529)
Total deferred	(2,895,119)	(1,876)	(2,385)
Total (benefit from) provision for income taxes	$(2,897,255)	$2,566	$8,616

The reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rate is as follows (in thousands, except for percentages):

	Year Ended December 31,
	2025
	%	$
Provision for income taxes at U.S. federal statutory rate	21.0%	$(11,182)
State income taxes, net of federal effect(1)	1,339.3%	(713,139)

Foreign tax effects
Canada
Statutory tax rate difference between Canada and U.S.	(1.5)%	777
Provincial tax impacts	3.8%	(2,002)
Other adjustments	2.5%	(1,339)
Germany
Statutory tax rate difference between Germany and U.S.	(1.8)%	961
Trade tax	5.1%	(2,728)
Other adjustments	0.2%	(108)
Other foreign jurisdictions	0.5%	(262)

Change in valuation allowance	3,808.0%	(2,027,633)

Nontaxable or nondeductible items
Permanent tax adjustments	(4.9)%	2,597
Nondeductible expenses	(16.9)%	8,984
Stock-based compensation	19.7%	(10,478)
Executive compensation	(26.0)%	13,864
Nondeductible transaction costs	(6.7)%	3,593

Tax credits
Research and development	646.6%	(344,315)

Changes in unrecognized tax benefits	(347.7)%	185,155

Provision for income taxes	5441.2%	$(2,897,255)
_______________
(1)State taxes in California, New York, New York City, and Illinois made up the majority (greater than 50%) of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Provision at federal statutory rate	21.0%	21.0%
State, net of federal benefit	29.2	9.7
Permanent tax adjustments	10.3	(1.1)
Nondeductible expenses	54.4	(8.3)
Stock-based compensation	(65.6)	(15.1)
Executive compensation	63.0	(2.4)
Change in valuation allowance	(101.5)	(2.5)
Impact of foreign operations	(4.7)	(0.4)
Deferred adjustments	—	(3.2)
Other adjustments	4.0	(0.3)
Effective income tax rate	10.1%	(2.6)%
The amounts of income taxes paid (net of refunds received) by the Company are as follows (in thousands):

Year Ended December 31,
2025
Federal	$—
State and local	6,582
Foreign	679
Income taxes, net of refunds	$7,261
Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

Year Ended December 31,
2025
State and Local
California	$1,000
Illinois	1,158
Cincinnati	(523)
Philadelphia	1,068
Texas	2,043

Foreign
Canada	(1,033)
Mexico	849
Ireland	773
Spain	518
Switzerland	(913)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$2,254,164	$1,975,436
Insurance reserves and accruals	425,547	382,532
Research tax credits	406,978	—
Stock-based compensation	17,851	16,837
Research capitalization	202,235	288,464
Accrued legal settlement/fees	150,765	92,975
Lease liability	73,551	73,356
Accrued and other liabilities	31,378	47,233
Capital losses	7	64
Other assets	22,874	—
Total deferred tax assets	3,585,350	2,876,897
Less: Valuation allowance	(285,548)	(2,690,489)
Deferred tax assets, net of valuation allowance	3,299,802	186,408
Deferred tax liabilities:
State income taxes	(168,532)	(132,126)
Operating lease right-of-use assets	(66,416)	(63,632)
Prepaid expenses	(122,068)	—
Other liabilities	(60,318)	(427)
Total deferred tax liabilities	(417,334)	(196,185)
Net deferred tax assets (liabilities)	$2,882,468	$(9,777)
A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$2,690,489	$2,715,841	$2,706,982
Net changes in deferred tax assets and liabilities	(2,404,941)	(25,352)	8,859
Ending balance	$285,548	$2,690,489	$2,715,841
The valuation allowance decreased by $2.4 billion for the year ended December 31, 2025, compared to the decrease of $25.4 million for the year ended December 31, 2024, primarily driven by the valuation allowance release with respect to our U.S. federal and certain state deferred tax assets in the fourth quarter of 2025. For the year ended December 31, 2025, the remaining valuation allowance is attributable to California R&D credits and certain foreign deferred tax assets.
For the year ended December 31, 2025, the Company recorded a $2.9 billion benefit from the release of the valuation allowance with respect to our U.S. federal and certain state deferred tax assets. This includes the benefit of approximately $226.8 million related to federal R&D credits attributable to prior years that were recognized in the current period upon completion of the Company's R&D credit study in tax year 2025. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, we have concluded it is more-likely-than-not that we will realize our U.S. federal and state deferred tax assets, with the exception of California R&D credits. We continue to maintain a valuation allowance against these deferred tax assets as they have not met the “more-likely-than-not” realization criterion.
As of December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of approximately $7.9 billion and $6.4 billion, respectively. The federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2034 and will continue to expire through 2037, while U.S. federal net operating loss carryforwards generated in 2018 or later do not expire. The state net operating loss carryforward will begin to expire in 2026 and will continue to expire at various times depending upon individual state carryforward rules.

As of December 31, 2025, the Company had foreign net operating loss carryforwards of approximately $557.4 million. These net operating loss carryforwards will begin to expire in 2026 and will continue to expire at various times depending upon individual jurisdiction carryforward rules.
As of December 31, 2025, the Company had U.S. federal R&D tax credit carryforwards of $344.3 million that begin to expire in 2033. The Company had California R&D tax credit carryforwards of $251.9 million that have an unlimited carryforward period.
Utilization of the net operating loss and tax credit carryforwards are subject to various limitations including the ownership change limitations provided by U.S. Internal Revenue Code of 1986 (“IRC”) Section 382 and similar state provisions.
The Company has not provided foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2025, 2024, and 2023, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place by the Tax Cuts and Jobs Act of 2017, Pub L. No. 115-97 (the “2017 Tax Act”), enacted in the U.S.
The following table reflects changes in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$—	$—	$—
Gross increases - current year tax positions	8,036	—	—
Gross increases - prior year tax positions	181,201	—	—
Ending balance	$189,237	$—	$—
As of December 31, 2025, approximately $108.3 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $80.9 million of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
The Company is subject to routine examination by U.S. federal, state and foreign tax authorities. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. Management believes that the Company’s tax filings are materially complete and accurate, and that all positions taken are supportable under applicable tax laws.
As of December 31, 2025, the open tax years for our major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2010-2025
U.S. States	2010-2025
Canada	2021-2025
Germany	2018-2025
On July 4, 2025, the One Big Beautiful Bill Act, Public Law No. 119-21 and formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“OBBBA”) was enacted in the United States. The OBBBA includes a broad range of tax provisions, such as the permanent extension of certain provisions of the 2017 Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the provisions of the OBBBA and determined that the most significant impact relates to capitalization of research and experimental expenditures under IRC Section 174. The effects of this provision have been reflected in the Company’s income tax provision.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income (loss) attributable to common stockholders, basic and diluted	$2,844,008	$22,784	$(340,320)

Denominator
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	410,840	409,181	385,335
Effect of potentially dilutive common stock equivalents	6,819	4,470	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	417,659	413,651	385,335

Basic net income (loss) per share attributable to common stockholders	$6.92	$0.06	$(0.88)
Diluted net income (loss) per share attributable to common stockholders	$6.81	$0.06	$(0.88)
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

	December 31,
	2025	2024	2023
Restricted stock units	—	1,407	15,538
Performance based restricted stock units	11,590	14,188	14,553
2025 Notes(1)(2)	—	10,178	19,471
2029 Notes(1)(3)	21,821	21,821	—
2030 Notes(1)(3)	21,259	—	—
ESPP	382	1,024	111
Stock options	—	—	780
Total	55,052	48,618	50,453
_______________
(1)In connection with the issuance of the Notes, the Company entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. Refer to Note 11 “Debt” to the consolidated financial statements for further information.
(2)The 2025 Capped Calls were expected to reduce the potential dilution to the Company’s Class A common stock (or, in the event a conversion of the 2025 Notes was settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the 2025 Notes the Company’s Class A common stock price exceeded the conversion price of the 2025 Notes. Refer to Note 11 “Debt” to the consolidated financial statements for further information.
(3)The 2029 Capped Calls and 2030 Capped Calls are expected to reduce the potential dilution to the Company’s Class A common stock (or, in the event conversions of the 2029 Notes and 2030 Notes are settled in cash, to reduce the cash payment obligation) in the event that at the time of conversions of the 2029 Notes and 2030 Notes the Company’s Class A common stock price exceeds the conversion price of the 2029 Notes and 2030 Notes, respectively. Refer to Note 11 “Debt” to the consolidated financial statements for further information.
 15.    Restructuring
September 2024 Restructuring Plan
In September 2024, the Company announced a restructuring plan related to its bikes and scooters transportation mode as part of its efforts to align strategic priorities and reduce operating costs. The plan involved the disposal of certain types of bikes and scooters and the termination of approximately 1% of the Company’s employees. The restructuring plan was completed as of the year ended December 31, 2024.

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
April 2023 Restructuring Plan
In April 2023, the Company announced a restructuring plan as part of its efforts to reduce operating costs. The plan involved the termination of approximately 1,072 employees, representing 26% of the Company’s employees. The restructuring plan was completed as of the year ended December 31, 2023.
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
As of December 31, 2025, there were no restructuring-related liabilities.
 16.     Subsequent Events
Share Repurchase Program
In February 2026, the Company's board of directors authorized an additional share repurchase program of up to $1.0 billion of the Company's Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company's discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. The amounts remaining under the Company’s prior authorization continue to remain available for repurchase.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Securities Trading Plans of Directors and Officers
On December 9, 2025, Erin Brewer, our Chief Financial Officer, as trustee of the Erin M. Brewer 2022 Trust, dated August 9, 2022, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 60,000 shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Brewer. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 15, 2026, or earlier if all transactions under the trading arrangement are completed.

On December 11, 2025, Janey Whiteside, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,186 shares of Class A common stock plus additional shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Whiteside subsequent to the adoption of the trading arrangement and through November 20, 2026. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 15, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our directors, executive officers, audit committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2025.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-38846	3.1	5/14/2019

3.2	Certificate of Retirement	8-K	001-38846	3.1	8/14/2025

3.3	Amended and Restated Bylaws of Lyft, Inc.	8-K	001-38846	3.1	7/23/2024

4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-229996	4.1	3/18/2019

4.2	Description of Capital Stock.

4.3	Indenture, dated as of February 27, 2024, by and between Lyft, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-38846	4.1	2/28/2024

4.4	Form of 0.625% Convertible Senior Notes due 2029 (included in Exhibit 4.3).	8-K	001-38846	4.2	2/28/2024

4.5	Indenture, dated as of September 5, 2025, by and between Lyft, Inc. and U.S. Bank Trust Company, National Association, as trustee.	10-Q	001-38846	4.1	11/5/2025

4.6	Form of 0% Convertible Senior Notes due 2030 (included in Exhibit 4.5).	10-Q	001-38846	4.2	11/5/2025

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-229996	10.1	3/1/2019

10.2+	Lyft, Inc. 2019 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.2	3/18/2019

10.3+	Form of Restricted Stock Unit Agreement under the Lyft, Inc. 2019 Equity Incentive Plan.

10.4+	Lyft, Inc. 2019 Employee Stock Purchase Plan and related form agreements, as amended and restated as of July 18, 2022.	10-K	001-38846	10.4	2/27/2023

10.5+	Lyft, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.4	3/18/2019

10.6+	Lyft, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1/A	333-229996	10.5	3/18/2019

10.7+	Lyft, Inc. Executive Change in Control and Severance Plan, amended and restated on August 20, 2024.	10-Q	001-38846	10.4	11/7/2024

10.8+	Lyft, Inc. Outside Director Compensation Policy, amended on March 22, 2022.	10-Q	001-38846	10.1	5/10/2022

10.9+	Employment Letter Agreement between the registrant and David Risher, dated as of March 27, 2023.	8-K	001-38846	10.1	3/27/2023

10.10+	Employment Letter Agreement between Lyft, Inc. and Erin Brewer, dated as of May 15, 2023.	10-Q	001-38846	10.2	8/09/2023

10.11+	Employment Letter Agreement between the registrant and Lindsay Llewellyn, dated as of July 22, 2024.	10-Q	001-38846	10.3	11/07/2024

10.12(i)	Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of April 8, 2016 as amended on September 27, 2017, May 31, 2018, June 11, 2018 and September 24, 2018.	S-1/A	333-229996	10.14	3/18/2019

10.12(ii)	Fifth Amendment to Office Lease between the registrant and SPF China Basin Holdings, LLC, dated as of November 18, 2019.	10-K	001-38846	10.14(ii)	2/28/2020

10.12(iii)	Sixth Amendment to Office Lease between Lyft, Inc. and SPF China Basin Holdings, LLC, dated as of March 27, 2023.	10-Q	001-38846	10.5	5/08/2023

10.12(iv)	Seventh Amendment to Office Lease between Lyft, Inc. and SPF China Basin Holdings, LLC, dated as of December 18, 2024.	10-K	001-38846	10.16(iv)	2/14/2025

10.13(i)	Revolving Credit Agreement, dated as of November 3, 2022, by and among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A, as the administrative agent.	8-K	001-38846	10.1	11/07/2022

10.13(ii)	Amendment No. 1 to Revolving Credit Agreement, dated as of December 12, 2023, by and among the Company, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders party thereto.	8-K	001-38846	10.1	12/14/2023

10.13(iii)	Amendment No. 2 to Revolving Credit Agreement, dated as of February 21, 2024, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders party thereto.	8-K	001-38846	10.1	2/21/2024

10.14	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	2/28/2024

10.15	Form of Capped Call Transaction Confirmation.	8-K	001-38846	10.2	9/5/2025

10.16	Lyft, Inc. Employee Incentive Compensation Plan	8-K	001-38846	10.1	7/29/2025

19.1	Insider Trading Policy, as amended on August 6, 2025.

21.1	List of subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Executive Compensation Clawback Policy, as amended and restated as of October 2, 2023.	10-K	001-38846	97.1	2/20/2024

101
The following financial information from Lyft, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2025, 2024, and 2023; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2025, 2024, and 2023; (iii) Consolidated Balance Sheets as of December 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025, 2024, and 2023; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2025, 2024, and 2023; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Lyft, Inc’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (included as Exhibit 101).
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

LYFT, INC.

Date: February 10, 2026	By:	/s/ John David Risher
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

Signature	Title	Date

/s/ John David Risher	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2026
John David Risher
/s/ Erin Brewer	Chief Financial Officer (Principal Financial Officer)	February 10, 2026
Erin Brewer
/s/ Stephen Hope	Chief Accounting Officer (Principal Accounting Officer)	February 10, 2026
Stephen Hope
/s/ Prashant (Sean) Aggarwal	Chair	February 10, 2026
Prashant (Sean) Aggarwal
/s/ Jill Beggs	Director	February 10, 2026
Jill Beggs
/s/ Deborah A.P. Hersman	Director	February 10, 2026
Deborah A.P. Hersman
/s/ David Lawee	Director	February 10, 2026
David Lawee
/s/ David E. Stephenson	Director	February 10, 2026
David E. Stephenson
/s/ Betsey Stevenson	Director	February 10, 2026
Betsey Stevenson
/s/ Janey Whiteside	Director	February 10, 2026
Janey Whiteside