Form 10-Q
period 2026-03-31
Lyft, Inc.
filed 2026-05-08
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 1, 2026, the number of shares of the registrant’s Class A common stock outstanding was 379,682,532.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,034,869	$1,132,009
Short-term investments	686,066	705,172
Prepaid expenses and other current assets	1,001,596	1,082,334
Total current assets	2,722,531	2,919,515
Restricted cash and cash equivalents	792,507	705,361
Restricted investments	1,205,793	1,230,758
Investments	47,020	47,066
Property and equipment, net	438,733	418,530
Operating lease right-of-use assets	159,347	165,579
Intangible assets, net	166,383	178,944
Goodwill	435,043	439,754
Deferred tax assets	2,900,684	2,906,135
Other assets	21,926	18,411
Total assets	$8,889,967	$9,030,053
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$114,864	$120,464
Insurance reserves	2,245,010	2,180,426
Accrued and other current liabilities	2,277,930	2,196,863
Operating lease liabilities, current	28,093	28,068
Total current liabilities	4,665,897	4,525,821
Operating lease liabilities	152,694	159,904
Long-term debt, net of current portion	986,618	1,002,404
Other liabilities	58,822	68,401
Total liabilities	5,864,031	5,756,530
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 18,000,000 Class A shares authorized as of March 31, 2026 and December 31, 2025; 382,531 and 400,856 Class A shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively; 87,220 Class B shares authorized as of March 31, 2026 and December 31, 2025; no Class B shares issued and outstanding as of March 31, 2026 and December 31, 2025	4	4
Additional paid-in capital	10,436,177	10,687,017
Accumulated other comprehensive (loss) income	(10,372)	625
Accumulated deficit	(7,399,873)	(7,414,123)
Total stockholders’ equity	3,025,936	3,273,523
Total liabilities and stockholders’ equity	$8,889,967	$9,030,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$1,650,489	$1,450,172
Costs and expenses
Cost of revenue	864,144	862,874
Operations and support	124,355	106,335
Research and development	124,152	112,495
Sales and marketing	272,936	182,017
General and administrative	270,236	215,300
Total costs and expenses	1,655,823	1,479,021
Loss from operations	(5,334)	(28,849)
Interest expense	(5,225)	(6,150)
Other income, net	30,328	40,917
Income before income taxes	19,769	5,918
Provision for income taxes	5,519	3,351
Net income	$14,250	$2,567
Net income per share attributable to common stockholders
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Weighted-average number of shares outstanding used to compute net income per share attributable to common stockholders
Basic	395,071	419,047
Diluted	402,487	424,024
Stock-based compensation included in costs and expenses:
Cost of revenue	$7,288	$7,455
Operations and support	3,348	2,652
Research and development	40,203	38,263
Sales and marketing	4,685	5,075
General and administrative	31,354	39,713
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$14,250	$2,567
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(7,831)	103
Unrealized loss on marketable securities	(3,166)	(435)
Other comprehensive loss	(10,997)	(332)
Comprehensive income	$3,253	$2,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2026
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	400,856	$4	$10,687,017	$(7,414,123)	$625	$3,273,523
Issuance of common stock upon settlement of restricted stock units	5,447	—	—	—	—	—
Shares withheld related to net share settlement	(2,496)	—	(34,699)	—	—	(34,699)
Repurchase and retirement of common stock	(21,276)	—	(303,019)	—	—	(303,019)
Stock-based compensation	—	—	86,878	—	—	86,878
Other comprehensive loss	—	—	—	—	(10,997)	(10,997)
Net income	—	—	—	14,250	—	14,250
Balance as of March 31, 2026	382,531	$4	$10,436,177	$(7,399,873)	$(10,372)	$3,025,936

	Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	418,005	$4	$11,035,246	$(10,258,131)	$(10,103)	$767,016
Issuance of common stock upon settlement of restricted stock units	4,157	—	—	—	—	—
Shares withheld related to net share settlement	(1,814)	—	(24,294)	—	—	(24,294)
Stock-based compensation	—	—	93,158	—	—	93,158
Other comprehensive loss	—	—	—	—	(332)	(332)
Net income	—	—	—	2,567	—	2,567
Balance as of March 31, 2025	420,348	$4	$11,104,110	$(10,255,564)	$(10,435)	$838,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$14,250	$2,567
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,625	33,572
Stock-based compensation	86,878	93,158
Deferred income tax	1,870	121
Amortization of premium on marketable securities	173	33
Accretion of discount on marketable securities	(13,374)	(21,482)
Amortization of debt discount and issuance costs	1,165	927
Loss (gain) on sale and disposal of assets, net	3,216	(371)
Other	526	(332)
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	73,937	(9,027)
Operating lease right-of-use assets	7,418	5,497
Accounts payable	(8,184)	800
Insurance reserves	64,585	122,142
Accrued and other liabilities	46,820	67,375
Lease liabilities	(8,226)	(7,746)
Net cash provided by operating activities	307,679	287,234
Cash flows from investing activities
Purchases of marketable securities	(960,203)	(1,028,810)
Proceeds from sales of marketable securities	129,629	71,204
Proceeds from maturities of marketable securities	884,871	1,014,047
Proceeds from maturities of term deposits	—	2,194
Purchases of property and equipment and scooter fleet	(20,423)	(6,500)
Sales of property and equipment	16,689	13,523
Other investing activities	239	—
Net cash provided by investing activities	50,802	65,658
Cash flows from financing activities
Repayment of loans	(19,983)	(16,492)
Repurchase of Class A common stock	(300,000)	—
Taxes paid related to net share settlement of equity awards	(34,699)	(24,294)
Principal payments on finance lease obligations	(11,485)	(10,903)
Other financing activities	(425)	—
Net cash used in financing activities	(366,592)	(51,689)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(1,883)	(349)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(9,994)	300,854
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	1,837,370	946,040
End of period	$1,827,376	$1,246,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$1,034,869	$985,494
Restricted cash and cash equivalents	792,507	261,400
Total cash, cash equivalents and restricted cash and cash equivalents	$1,827,376	$1,246,894

Non-cash investing and financing activities
Financed vehicles acquired	$36,742	$725
Purchases of property and equipment and scooter fleet not yet settled	9,706	10,419
Right-of-use assets acquired under finance leases	2,010	1,336
Right-of-use assets acquired under operating leases	2,717	942
Remeasurement of finance and operating lease right-of-use assets	(3,655)	(509)
Repurchase of Class A common stock, including excise tax, accrued and not yet paid	5,348	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
 1. Description of Business and Basis of Presentation
Organization and Description of Business
Lyft, Inc. (the “Company” or “Lyft”) is incorporated in Delaware with its headquarters in San Francisco, California. The Company operates multimodal transportation networks that offer access to a variety of transportation options through the Company’s global platform and mobile-based applications. This network enables multiple modes of transportation including, primarily, the facilitation of peer-to-peer ridesharing by connecting drivers who have a vehicle with riders who need a ride. The Company’s robust technology platforms (the “Lyft Platform”) primarily provide a marketplace where drivers can be matched with riders via Lyft mobile applications (the “Lyft App”).
Transportation options offered through the Lyft Platform and mobile-based applications consist primarily of a ridesharing marketplace, which connects drivers and riders and includes taxis, private hire vehicles, executive chauffeur services, and car sharing. Transportation options also include Lyft’s network of bikes and scooters and the Express Drive program, where drivers can enter into short-term rental agreements with the Company’s wholly-owned and independently managed subsidiary, Flexdrive Services, LLC (“Flexdrive”) or a third party for vehicles that may be used to provide ridesharing services on the Lyft Platform. In addition, the Company makes the ridesharing marketplace available to organizations through Lyft Business offerings, such as the Concierge and Lyft Pass programs, and generates revenue from licensing and data access agreements associated with the data from the Lyft Platform, subscription fees, bikes and bike station hardware and software sales and arrangements to provide advertising services.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities consolidated under the variable interest entity model and have been prepared on the same basis as the annual audited consolidated financial statements. All intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
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

 2. Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 11, 2026 that have had a material impact on our condensed consolidated financial statements and related notes.
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The Company has concluded that consolidated net income is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on consolidated net income as reported in the condensed consolidated statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the primary condensed consolidated financial statements herein.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which updates the capitalization criteria for internal-use software development costs and removes references to software development stages. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company early adopted this ASU on January 1, 2026 on a prospective basis. This ASU did not have a material impact to the Company’s condensed consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. This amendment became effective for annual and interim reporting periods beginning after December 15, 2025. The Company adopted this ASU on January 1, 2026 on a prospective basis. There was no impact to the Company’s condensed consolidated financial statements upon adoption.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires companies to provide new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. Early adoption and retrospective application is permitted. Additionally, in January 2025, the FASB issued ASU 2025-01, “Clarifying the Effective Date” which clarifies that the guidance for ASU 2024-03 is to be adopted by all public entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, on a prospective basis. The Company is currently assessing the impact of adopting this ASU on the consolidated financial statements and related disclosures.
 3. Revenue
Revenue Recognition
The Company generates its revenue from its multimodal transportation network that offers access to a variety of transportation options through the Lyft Platform and mobile-based applications. Substantially all, or approximately 85% or more, of the Company’s revenue is generated from its ridesharing marketplace, inclusive of taxis, private hire vehicles, executive chauffeur services and car sharing, that connects drivers and riders. In addition, the Company generates revenue from licensing and data access agreements, subscription fees, bikes and bike station hardware and software sales and arrangements to provide advertising services to third parties.
The Company also generates rental revenue from Flexdrive and its network of shared bikes and scooters, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”). Rental revenue recognized in accordance with ASC 842 was less than 10% of condensed consolidated revenue for the three months ended March 31, 2026 and 2025, respectively.

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
Acquisition of Freenow
On July 31, 2025, the Company completed the acquisition of 100% of the outstanding equity of Intelligent Apps GmbH (d/b/a Freenow), a European multimodal application with a taxi offering at its core, for a total purchase price of €204.1 million ($234.8 million). The acquisition, which was accounted for as a business combination, expands Lyft’s presence outside North America and provides access to Freenow’s established platform, customer base, and local market expertise. Subsequent to the acquisition date, the Company recognized an update to provisional amounts, bringing the total purchase consideration to €205.9 million ($236.8 million).
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Current assets	$73,552
Identifiable intangible assets	101,234
Goodwill	117,529
Other non-current assets	30,745
Current liabilities	(55,973)
Non-current liabilities	(30,280)
Total acquisition consideration	$236,807

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
The Company recorded intangible assets at their fair value, which consisted of the following (in thousands):

	Estimated Useful Life (in Years)	Gross Carrying Amount
Developed technology	5.0	$57,519
User and driver relationships	4.0	40,263
Trade name licensing agreement	3.0	3,452
Total intangible assets		$101,234

 5. Goodwill
The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2026 (in thousands):

Balance as of December 31, 2025	$439,754
Foreign currency translation and other adjustments	(4,711)
Balance as of March 31, 2026	$435,043
 6. Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	March 31, 2026
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$165,585	$—	$—	$165,585
Money market deposit accounts	363,337	—	—	363,337
Certificates of deposit	160,010	56	(43)	160,023
Commercial paper	176,947	8	(214)	176,741
Corporate bonds	316,353	472	(406)	316,419
U.S. government and agency securities	77,472	24	(1)	77,495
Total unrestricted cash equivalents and short-term investments	1,259,704	560	(664)	1,259,600
Restricted Balances(2)
Money market funds	29,594	—	—	29,594
Certificates of deposit	53,959	10	—	53,969
Commercial paper	1,064,383	42	(385)	1,064,040
U.S. government and agency securities	847,837	72	(248)	847,661
Total restricted cash equivalents and investments	1,995,773	124	(633)	1,995,264
Total unrestricted and restricted cash equivalents and investments	$3,255,477	$684	$(1,297)	$3,254,864
_______________
(1)Excludes $461.3 million of cash, which is included within the $1.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $3.0 million of restricted cash, which is included within the $2.0 billion of restricted cash and cash equivalents and restricted investments on the condensed consolidated balance sheets.

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
(2)Excludes $3.0 million of restricted cash, which is included within the $1.9 billion of restricted cash and cash equivalents and restricted investments on the condensed consolidated balance sheets.
The Company’s investments consist of available-for-sale debt securities. The Company considers debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as short-term investments on the condensed consolidated balance sheets. No individual security incurred continuous unrealized losses for greater than 12 months.
Interest income earned by the Company included in other income, net in the condensed consolidated statements of operations was $32.2 million and $39.5 million for the three months ended March 31, 2026 and 2025, respectively.
The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of March 31, 2026. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of March 31, 2026 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type and maturity (in thousands):

	March 31, 2026
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$57,807	$(43)	$—	$—	$57,807	$(43)
Corporate bonds	33,190	(43)	103,526	(306)	136,716	(349)
Commercial paper	593,826	(569)	—	—	593,826	(569)
U.S. government and agency securities	469,699	(246)	8,012	(57)	477,711	(303)
Total available-for-sale debt securities in an unrealized loss position	$1,154,522	$(901)	$111,538	$(363)	$1,266,060	$(1,264)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$9,720	$—	$2,000	$—	$11,720	$—
Corporate bonds	9,084	(2)	8,368	(6)	17,452	(8)
Commercial paper	2,612	—	—	—	2,612	—
Total available-for-sale debt securities in an unrealized loss position	$21,416	$(2)	$10,368	$(6)	$31,784	$(8)
The following table classifies the Company’s available-for-sale debt securities by contractual maturities (in thousands):

	March 31, 2026	December 31, 2025
Due within one year	$1,658,980	$1,745,834
Due within one year to three years	232,879	190,096
Total	$1,891,859	$1,935,930

 7. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and short-term investments(1)
Money market funds	$165,585	$—	$—	$165,585
Certificates of deposit	—	160,023	—	160,023
Commercial paper	—	176,741	—	176,741
Corporate bonds	—	316,419	—	316,419
U.S. government and agency securities	—	77,495	—	77,495
Total unrestricted cash equivalents and short-term investments	165,585	730,678	—	896,263
Restricted cash equivalents and investments(2)
Money market funds	29,594	—	—	29,594
Certificates of deposit	—	53,969	—	53,969
Commercial paper	—	1,064,040	—	1,064,040
U.S. government and agency securities	—	847,661	—	847,661
Total restricted cash equivalents and investments	29,594	1,965,670	—	1,995,264
Total financial assets	$195,179	$2,696,348	$—	$2,891,527
_______________
(1)$461.3 million of cash and $363.3 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.7 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$3.0 million of restricted cash is not subject to recurring fair value measurement and is therefore excluded from this table. However, this balance is included within the $2.0 billion of restricted cash and cash equivalents and restricted investments on the condensed consolidated balance sheets.

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
(2)$3.0 million of restricted cash is not subject to recurring fair value measurement and is therefore excluded from this table. However, this balance is included within the $1.9 billion of restricted cash and cash equivalents and restricted investments on the condensed consolidated balance sheets.
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
During the three months ended March 31, 2026, the Company did not make any transfers between the levels of the fair value hierarchy.
 8. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$406,361	$438,448
Enterprise and trade receivables, net(1)	291,277	383,903
Other	303,958	259,983
Prepaid expenses and other current assets	$1,001,596	$1,082,334
_______________
(1)The Company’s receivable balance, which consists primarily of amounts due from participants in the Company’s enterprise programs and bikes and scooters partners, was $301.8 million and $394.9 million as of March 31, 2026 and December 31, 2025, respectively while the allowance for credit losses was $10.6 million and $11.0 million as of March 31, 2026 and December 31, 2025, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Insurance-related accruals	$912,982	$892,757
Legal and tax related accruals	532,718	540,042
Ride-related accruals	217,562	208,317
Insurance claims payable and related fees	60,631	56,307
Long-term debt, current(1)	56,117	50,607
Finance lease liabilities, current	32,827	35,750
Other	465,093	413,083
Accrued and other current liabilities	$2,277,930	$2,196,863
_______________
(1)Represents current portion of long-term debt primarily related to the Non-revolving Loan (as defined below) and Master Vehicle Loan (as defined below). Refer to Note 11 “Debt” for more information.
Insurance Reserves
Reinsurance of Certain Legacy Auto Liability Insurance
On February 19, 2025, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Loss Portfolio Transfer Reinsurance Agreement (the “Reinsurance Agreement”) with Riverstone International Insurance, Inc. (“Riverstone”), under which Riverstone reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of January 1, 2025, of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2020 to September 30, 2022, with an aggregate limit of $120.5 million, for a premium of $85.1 million (the “Reinsurance Transaction”). A substantial portion of the premium ceded is on a funds withheld basis, meaning that the premium withheld by PVIC is used to pay future reinsurance claims on Riverstone's behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance for an immaterial net reinsurance recoverable balance included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. In addition to the premium ceded to the reinsurer, the Company prepaid $8.4 million in interest related to the funds withheld. An immaterial amount of interest expense was recognized on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. An immaterial loss was recognized on the condensed consolidated statements of operations for the three months ended March 31, 2025, in cost of revenue upon completion of the Reinsurance Transaction.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since a substantial portion of the premium of $85.1 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.
 9. Leases
Real Estate Operating Leases
The Company has real estate property leases which are classified as operating leases. As of March 31, 2026, the remaining lease terms vary from approximately three months to eight years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases. As of March 31, 2026, the remaining lease terms vary between one month to four years.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	March 31, 2026	December 31, 2025
Operating Leases
Assets
Operating lease right-of-use assets	$159,347	$165,579
Liabilities
Operating lease liabilities, current	$28,093	$28,068
Operating lease liabilities, non-current	152,694	159,904
Total operating lease liabilities	$180,787	$187,972

Finance Leases
Assets
Finance lease right-of-use assets(1)	$60,819	$69,522
Liabilities
Finance lease liabilities, current(2)	$32,827	$35,750
Finance lease liabilities, non-current(3)	33,191	39,572
Total finance lease liabilities	$66,018	$75,322

Weighted-average remaining lease term (years)
Operating leases	6.8	7.0
Finance leases	2.0	2.1
Weighted-average discount rate
Operating leases	6.5%	6.5%
Finance leases	6.0%	6.0%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets.
(2)This balance is included within accrued and other current liabilities on the condensed consolidated balance sheets.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating Leases
Operating lease cost	$10,395	$8,416

Finance Leases
Amortization of right-of-use assets	$8,082	$7,892
Interest on lease liabilities	1,053	1,301

Other Lease Costs
Short-term lease cost	$629	$762
Variable lease cost(1)	1,923	1,714
Total lease cost	$22,082	$20,085
_______________
(1)Consists primarily of common-area maintenance and taxes and utilities for real estate leases.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,204	$10,621
Operating cash flows from finance leases	904	1,187
Financing cash flows from finance leases	11,485	10,903
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheets as of March 31, 2026 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2026	$27,908	$28,127	$56,035
2027	39,617	23,728	63,345
2028	32,342	18,451	50,793
2029	30,972	424	31,396
2030	22,044	17	22,061
Thereafter	72,152	—	72,152
Total minimum lease payments	225,035	70,747	295,782
Less: amount of lease payments representing interest	(44,248)	(4,729)	(48,977)
Present value of future lease payments	180,787	66,018	246,805
Less: current obligations under leases	(28,093)	(32,827)	(60,920)
Long-term lease obligations	$152,694	$33,191	$185,885

 10. Commitments and Contingencies
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are issued under the Revolving Credit Facility (as defined below) and none are collateralized by cash. As of March 31, 2026 and December 31, 2025, the Company had letters of credit outstanding that reduced the available credit under the Revolving Credit Facility of $61.5 million and $61.3 million, respectively.
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
Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, and regulatory and governmental inquiries and investigations, and in some situations has received subpoenas and requests for documents and information, in the ordinary course of business, including drivers, riders, renters, third parties and governmental entities (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state, local or federal laws or regulations, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, antitrust, competition, privacy, its acquisitions, securities issuances or business practices, or public disclosures about the Company or the Company’s business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to allegations of accidents or other trust and safety incidents involving drivers or riders using the Lyft Platform.
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
For example, California Assembly Bill 5 (now codified in part at Cal. Labor Code sec. 2775) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases have been assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner’s cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration. On September 28, 2023, the California Court of Appeal issued a decision upholding the trial court’s order denying Lyft’s and Uber’s motions to compel arbitration. On November 7, 2023, the Company filed a petition requesting that the California Supreme Court review the Court of Appeal’s decision; the petition was denied on January 17, 2024, and the case was remitted to San Francisco Superior Court on January 29, 2024. The stay was lifted by the trial court on July 2, 2024, and the parties are exploring mediation. On October 7, 2024, the U.S. Supreme Court denied the Company’s petition for writ of certiorari. On March 10, 2026, certain plaintiffs filed motions for summary adjudication seeking a ruling on legal issues related to driver classification, including the application of Cal. Labor Code. sec. 2775 to a distinct time period at issue. A hearing is currently scheduled for August 31, 2026. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. While the ultimate resolution of this matter is uncertain, the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2026.
The Company is currently involved in a number of putative class actions, thousands of individual claims, including those brought in arbitration or compelled pursuant to the Company’s terms of service (“ToS”) to arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorneys General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified drivers as independent contractors and other matters challenging the classification of drivers on the Company’s platform as independent contractors. The Company is also defending against allegations that the Company has failed to properly classify drivers and provide those drivers with sick leave and related benefits during the COVID-19 pandemic. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for the period from 2014 through 2017; in 2022, the NJDOL opened a similar audit for 2019 through 2021. The NJDOL issued an assessment for 2014 through 2017 on June 4, 2019, and subsequently issued updated assessments for this time period on March 31, 2021 and August 2, 2024. The Company filed a petition to challenge the assessments and paid the NJDOL under protest. The audit for 2019 through 2021 remains open. The ultimate resolution of this matter is uncertain and any possible loss or range of loss cannot be reasonably estimated.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of March 31, 2026.

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
Starting in June 2022, in compliance with local regulations, Transopco UK Ltd. (“Transopco”), a subsidiary of the Company, modified its private hire business model in London and began applying the Tour Operator Margin Scheme (“TOMS”) to its services, including value added tax (“VAT”). In June 2023, Transopco received assessments from His Majesty’s Revenue and Customs office in the U.K. (the “HMRC”) disputing the application of TOMS to Transopco’s services for the period from August 2022 to May 2024. Transopco appealed HMRC’s decision to the First-tier Tax Tribunal. The proceeding is currently pending resolution of the appeal of a competitor on a related matter. The Company intends to vigorously defend its position regarding the application of TOMS and will assess any developments following the Court of Appeal’s decision in the competitor’s case. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters for the periods through January 1, 2026. On January 2, 2026, new VAT rules went into effect where TOMS can no longer apply to taxi and private hire vehicles services. Accordingly, Transopco ceased applying TOMS after January 2, 2026.
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
Other Class Actions and Consumer Matters
From time to time, the Company becomes involved in putative class actions, investigations, and other matters alleging violations of consumer protection, civil rights, and other laws; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act (“ADA”), among others. In July 2024, the Company went to trial in federal court in New York to defend against a class action alleging ADA and New York law violations with respect to the Company’s wheelchair accessible vehicle (“WAV”) offerings, seeking injunctive and other relief, in Lowell v. Lyft, Inc. On September 30, 2024, the district court ruled that plaintiffs failed to sustain their burden of proof that the modifications they proposed at trial would result in nationwide WAV service. The district court dismissed the suit and entered judgment in favor of the Company. The plaintiffs filed a notice of appeal on October 29, 2024, and the matter was fully briefed in 2025. On February 20, 2026, oral argument took place before the Second Circuit Court of Appeals and it has not yet issued a ruling. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
 11. Debt
Outstanding debt obligations as of March 31, 2026 and December 31, 2025 were as follows (in thousands, except for percentages):

	Maturities	Interest Rates as of March 31, 2026	March 31, 2026	December 31, 2025
Convertible senior notes due 2029 (the “2029 Notes”)	March 2029	0.625%	$452,993	$452,421
Convertible senior notes due 2030 (the “2030 Notes”)	September 2030	0%	489,135	488,542
Non-revolving Loan	2026	NA	—	16
Master Vehicle Loan	2026 - 2028	5.85% - 7.10%	100,607	112,032
Total long-term debt, including current maturities			$1,042,735	$1,053,011
Less: Long-term debt, current(1)			56,117	50,607
Total long-term debt			$986,618	$1,002,404
_______________
(1)This balance is included within accrued and other current liabilities on the condensed consolidated balance sheets and is primarily related to vehicles.
NANot applicable.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense related to the 2025 Notes and 2029 Notes(1)	$719	$2,184
Amortization of debt discount and issuance costs related to the 2025 Notes, 2029 Notes and 2030 Notes	1,165	927
Vehicle loans and other interest expense	3,341	3,039
Interest expense	$5,225	$6,150
_______________
(1)There is no contractual interest expense related to the 2030 Notes as the 2030 Notes have a 0% interest rate.
Convertible Senior Notes due 2025
In May 2020, the Company issued $747.5 million aggregate principal amount of 1.50% convertible senior notes due 2025 (the “2025 Notes”). The net proceeds from this offering were approximately $733.2 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. Prior to maturity, the 2025 Notes were senior unsecured obligations of the Company with interest payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020, at a rate of 1.50% per year.
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
Convertible Senior Notes due 2029
In February 2024, the Company issued $460.0 million aggregate principal amount of 0.625% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes mature on March 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are senior unsecured obligations of the Company with interest payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, at a rate of 0.625% per year. The net proceeds from this offering were approximately $448.2 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. The 2029 Notes were not issued at a substantial premium, therefore, the Company did not recognize an equity component at issuance. The effective interest rate during the three months ended March 31, 2026 and 2025 was 1.16%.
Convertible Senior Notes due 2030
In September 2025, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes” together with 2025 Notes and 2029 Notes, the “Notes”). The 2030 Notes mature on September 15, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes are senior unsecured obligations of the Company that do not bear interest and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations and failure to timely remove the restrictive legend from the 2030 Notes. The net proceeds from this offering were approximately $487.8 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. The 2030 Notes were not issued at a substantial premium, therefore, the Company did not recognize an equity component at issuance. The effective interest rate during the three months ended March 31, 2026 was 0.49%.
The following table sets forth the conversion and redemption options with respect to the Notes outstanding as of March 31, 2026:

	Free Conversion Date	Initial Conversion Rate per $1,000 Principal Amount(1)	Initial Conversion Price per Share(1)	Redeemable After
2029 Notes	December 1, 2028	47.4366	$21.08	March 5, 2027
2030 Notes	June 15, 2030	42.5170	$23.52	September 20, 2028
_______________
(1)The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indentures governing the 2029 Notes and 2030 Notes.
The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding the applicable Free Conversion Date only under the following circumstances:
•During any fiscal quarter, if the last reported sale price of the Company’s Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the applicable notes indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;
•If the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events.
On or after the applicable Free Conversion Date, the Notes will be convertible at the option of the holder until the close of business on the second scheduled trading day immediately preceding the applicable maturity date. Upon conversion, the Company will satisfy its conversion obligation by paying cash up to the aggregate principal amount of the Notes to be converted and by paying and/or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the applicable notes indenture.
Holders of the Notes who convert their Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the applicable notes indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally in the event of a corporate event constituting a fundamental change (as defined in the applicable notes indenture), holders of the Notes may require the Company to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
During the three months ended March 31, 2026, the Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on March 31, 2026, the if-converted value of the 2029 Notes and 2030 Notes was $290.2 million and $282.7 million, respectively, which would not exceed the outstanding principal amounts.
The net carrying amounts of the Notes outstanding were as follows (in thousands):

	March 31, 2026	December 31, 2025
2029 Notes
Principal	$460,000	$460,000
Unamortized debt discount and debt issuance costs	(7,007)	(7,579)
Net carrying amount of liability component	$452,993	$452,421

2030 Notes
Principal	$500,000	$500,000
Unamortized debt discount and debt issuance costs	(10,865)	(11,458)
Net carrying amount of liability component	$489,135	$488,542
As of March 31, 2026, the total estimated fair value (which represents a Level 2 valuation) of the 2029 Notes and 2030 Notes was approximately $466.0 million and $471.4 million, respectively. The estimated fair value of the 2029 Notes and 2030 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2029 Notes and 2030 Notes in an over-the-counter market on the last trading day of the period.
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
In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions at a cost of approximately $42.0 million (the “2030 Capped Calls” and together with the 2025 Capped Calls and 2029 Capped Calls, the “Capped Calls”). The cap price of the 2030 Capped Calls is initially $33.60 per share and is subject to certain adjustments under the terms of the 2030 Capped Calls. The Company elected to integrate the 2030 Capped Calls with the 2030 Notes for federal income tax purposes. Accordingly, the gross cost of the 2030 Capped Calls is deductible for income tax purposes as original issue discount interest over the term of the 2030 Notes.
The Capped Calls initially cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the corresponding Notes sold in the offerings. The Capped Calls are generally expected to reduce the potential dilution to the Company’s Class A common stock (or, in the event a conversion of the Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Notes, the trading price of the Company’s Class A common stock price exceeds the conversion price of the corresponding Notes. The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in capital within the condensed consolidated balance sheets, along with the offsetting deferred tax impact of $11.1 million associated with the integration of the 2030 Capped Calls with the 2030 Notes.

Flexdrive Debt
The Company’s subsidiary, Flexdrive, has entered into various credit agreements, including a Loan and Security Agreement dated March 11, 2019 (as amended, “Non-revolving Loan”) and a Master Vehicle Acquisition Financing and Security Agreement dated February 7, 2020 (as amended, “Master Vehicle Loan”). As of March 31, 2026, the maximum commitment under the Non-revolving Loan was $19.0 million. The maximum principal amount to purchase vehicles under the Master Vehicle Loan was $50.0 million, with an option to request advances above the maximum, which were requested by Flexdrive and granted by the lender. The fair value of the Non-revolving Loan was immaterial as of December 31, 2025. The fair values of the Master Vehicle Loan were $101.0 million and $113.4 million, respectively, as of March 31, 2026 and December 31, 2025. These were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Flexdrive has a Vehicle Procurement Agreement (“VPA”) with a third-party vehicle procurement provider, which includes services such as providing interim financing. As of March 31, 2026, there was $85.5 million of outstanding borrowings from interim financings under the VPA, which is included within accrued and other current liabilities on the consolidated balance sheets.
All credit agreements are secured by vehicles financed under the respective facilities, with Lyft guaranteeing Flexdrive’s payment obligations under each. The Company was in compliance with all the applicable covenants as of March 31, 2026.
Revolving Credit Facility
On November 3, 2022, Lyft, Inc. entered into a revolving credit agreement (as most recently amended on February 21, 2024, the “Revolving Credit Agreement”). The Revolving Credit Agreement provides the Company with a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $420.0 million that matures on November 3, 2027. Subject to certain conditions precedent, the Revolving Credit Agreement also grants the Company the option to increase the commitment under the Revolving Credit Facility by or obtain incremental term loans in an aggregate principal amount of up to $300.0 million, plus, after June 30, 2024, an unlimited amount so long as the senior secured leverage ratio does not exceed 2.50:1.00. The Revolving Credit Facility provides for borrowings up to the amount of the facility, with a sublimit of $168 million for the issuance of letters of credit.
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
The Revolving Credit Agreement contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, restrict the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions or other restricted payments, engage in transactions with affiliates, and make certain investments and acquisitions. The Revolving Credit Agreement also contains certain financial covenants that require the Company to maintain net leverage ratio, and fixed charge coverage ratio. The Revolving Credit Agreement also contains customary events of default. Non-compliance with one or more of the covenants and restrictions or the occurrence of an event of default could result in the full or partial principal balance of the Revolving Credit Agreement becoming immediately due and payable and termination of the commitments.
The Company’s obligations under the Revolving Credit Agreement are guaranteed by certain of the Company’s present and future material domestic subsidiaries. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Revolving Credit Agreement are secured by a first priority interest on substantially all of the Company’s or such guarantor’s respective assets.
As of March 31, 2026, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
 12. Common Stock
Share Repurchase Programs
In February 2025, the Company’s board of directors authorized a share repurchase program for up to $500 million of the Company’s Class A common stock (the “2025 Share Repurchase Program”) and authorized an increase to the 2025 Share

Repurchase Program of an additional $250 million of the Company’s Class A common stock in May 2025, for a total overall authorization of up to $750 million.
In February 2026, the Company’s board of directors authorized an additional share repurchase program for up to $1.0 billion of the Company’s Class A common stock (the “2026 Share Repurchase Program” together with the 2025 Share Repurchase Program, the “Share Repurchase Programs”).
Under the Share Repurchase Programs, repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Programs have no set expiration and do not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.
During the three months ended March 31, 2026, the Company repurchased and subsequently retired, 21.3 million shares of Class A common stock, for an aggregate amount of $300.0 million, excluding broker commissions and fees, which were not material. The shares were repurchased at fair value with the par value of the shares retired charged against common stock and the remaining repurchase price allocated to additional paid-in capital on the condensed consolidated balance sheets. As of March 31, 2026, the 2025 Share Repurchase Program was complete and the Company had $950.0 million available to repurchase shares pursuant to the 2026 Share Repurchase Program.
The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax on net share repurchases is accrued and recorded to additional paid-in capital on the condensed consolidated balance sheets. During the three months ended March 31, 2026, the excise tax was not material.
Common Stock Conversion
During the third quarter of 2025, shareholders voluntarily converted 8.5 million shares of Class B common stock, which constituted all of the Company’s outstanding shares of Class B common stock, into shares of Class A common stock on a one-for-one basis. Following the conversion, no Class B common stock is outstanding and no additional shares of Class B common stock will be issued.
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
Restricted Stock Units and Performance-based Restricted Stock Units
The summary of RSU and PSU activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2025	26,341	$10.54	$510,228
Granted	16,753	13.64
Vested	(5,447)	13.85
Canceled	(1,291)	14.22
Unvested units as of March 31, 2026	36,356	$11.35	$483,537
As of March 31, 2026, the total unrecognized compensation cost was $271.2 million related to all unvested awards. The Company expects to recognize this expense over the remaining weighted-average period of approximately eleven months. All RSUs vest on the satisfaction of a service-based condition only.
Included in the grants for the three months ended March 31, 2026 are 1.2 million shares of PSUs. These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. All PSUs are subject to a continuous service condition in addition to certain performance criteria.
 13. Income Taxes
The Company’s tax provision for interim periods is determined based on its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. Each quarter, the Company updates its estimated annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment to tax expense or benefit in the period. The estimated annual effective tax rate differs from the U.S. statutory tax rate primarily due to the impacts of non-deductible expenses, federal research and development credits, and changes in uncertain tax positions.
The Company recorded a provision for income taxes of $5.5 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was 27.9% and 56.6% for the three months ended March 31, 2026 and 2025, respectively. The provision for income taxes for the three months ended March 31, 2026, was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized. The provision for income taxes for the three months ended March 31, 2025, was primarily attributable to pre-tax book income in the U.S. resulting in state income taxes offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
Based on all available positive and negative evidence, the Company continues to maintain a valuation allowance against its California research and development (“R&D”) credits, as it believes it is not more-likely-than-not to be realized, as the Company expects R&D tax credit generation to exceed its ability to use these credits in future periods. In addition, the Company continues to maintain a valuation allowance against the deferred tax assets in some foreign jurisdictions.
 14. Net Income Per Share Attributable to Common Stockholders
Basic net income per share attributable to common stockholders is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For diluted net income per share attributable to common stockholders, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable. For purposes of this calculation, RSUs, PSUs, the Notes, and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net income per share attributable to common stockholders when including them has an anti-dilutive effect. Basic and diluted net income per share attributable to common stockholders are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income attributable to common stockholders, basic and diluted	$14,250	$2,567

Denominator
Weighted-average shares used in computing basic net income per share attributable to common stockholders	395,071	419,047
Effect of potentially dilutive common stock equivalents	7,416	4,977
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	402,487	424,024

Basic net income per share attributable to common stockholders	$0.04	$0.01
Diluted net income per share attributable to common stockholders	$0.04	$0.01

The following potentially dilutive outstanding shares were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted stock units	14,654	1,449
2025 Notes(1)	—	10,178
2029 Notes(1)	21,821	21,821
2030 Notes(1)	21,259	—
Performance based restricted stock units	12,372	15,779
ESPP	779	357
Total	70,885	49,584
_______________
(1)In connection with the issuance of the Notes, the Company entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. In addition, the Capped Calls are expected to reduce the potential dilution to the Company’s Class A common stock (or, in the event a conversion of the Notes are settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the Notes the Company’s Class A common stock price exceeds the conversion prices of the Notes. Refer to Note 11 “Debt” to the condensed consolidated financial statements for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q and in our 2025 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends December 31.
Our Business
Lyft, Inc. (the “Company” or “Lyft”) operates as a global mobility platform offering a mix of rideshare, taxis, private hire vehicles, executive chauffeur services, car sharing, bikes and scooters. Our established, scaled network of users is brought together by our robust technology platforms (the “Lyft Platform”) that powers rides and connections every day. Our Lyft mobile applications (the “Lyft App”) connects riders with drivers for on-demand ride services and supports a variety of other multimodal solutions.
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
Financial and Operational Results for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	% Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$1,650.5	$1,450.2	14%
Net income	$14.2	$2.6	455%
Net income as a percentage of revenue	0.9%	0.2%
Net cash provided by operating activities	$307.7	$287.2	7%

Key Metrics and Non-GAAP Financial Measures
Active Riders	28.3	24.2	17%
Rides	236.9	218.4	8%
Gross Bookings	$4,946.0	$4,162.4	19%
Adjusted EBITDA(1)	$132.8	$106.5	25%
Net income as a percentage of Gross Bookings	0.3%	0.1%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.7%	2.6%
Free cash flow(1)(2)	$287.3	$280.7	2%
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
The increase in the number of Active Riders in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was due primarily to our focus on rider engagement, improved retention and overall marketplace health and international expansion.
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
The increase in Rides in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was due primarily to international expansion and improved marketplace health, which resulted in an increase in Active Riders.
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
The increase in Gross Bookings in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was due to international expansion and Rides growth which benefited from continued improvements in marketplace health.
The improvements in net income as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 were due primarily to our focus on cost discipline as growth in Gross Bookings outpaced growth in total costs and expenses, along with Rides growth and improved marketplace health.
Components of Results of Operations
Revenue
Revenue consists of revenue recognized from fees paid by drivers for use of our Lyft Platform offerings, gross amounts collected from riders in certain markets where we control the transportation services provided, Concierge platform fees from organizations that use our Concierge offering, subscription fees paid by riders to access transportation options through the Lyft Platform, bikes and bike station hardware and software sales, licensing and data access agreements, and arrangements to provide advertising services to third parties that are interested in reaching users of our platform. Revenue also consists of rental revenues recognized through leases or subleases of vehicles primarily from our wholly-owned subsidiary, Flexdrive Services, LLC (“Flexdrive”). Revenue derived from our offerings is recognized in accordance with ASC 606 or ASC 842 as described in Note 3 “Revenue” to the condensed consolidated financial statements as well as the Critical Accounting Estimates and Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We offer various incentive programs to drivers that are recorded as a reduction to revenue if we do not receive a distinct good or service in consideration or if we cannot reasonably estimate the fair value of goods or services received.

Cost of Revenue
Cost of revenue primarily consists of costs directly related to generating revenue through our multimodal platform which primarily includes insurance costs, payment processing charges, payments to drivers or driver incentive costs in certain markets where we control the transportation services provided, and other costs. Insurance costs consist of insurance generally required under transportation network company (“TNC”) and city regulations for ridesharing, and bike and scooter rentals and also includes occupational hazard insurance for drivers. Payment processing charges include merchant fees, chargebacks and failed charges. Other costs included in cost of revenue are hosting and platform-related technology costs, personnel-related compensation costs, depreciation, amortization of technology-related intangible assets, asset write-off charges and costs related to Flexdrive, which include vehicle lease expenses and remarketing gains and losses related to the sale of vehicles.
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
Based on available positive and negative evidence, we continue to maintain a valuation allowance against the California R&D credits, which we believe is not more-likely-than-not to be realized, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods. In addition, we continue to maintain a valuation allowance against the deferred tax assets in some foreign jurisdictions.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$1,650,489	$1,450,172
Costs and expenses
Cost of revenue	864,144	862,874
Operations and support	124,355	106,335
Research and development	124,152	112,495
Sales and marketing	272,936	182,017
General and administrative	270,236	215,300
Total costs and expenses	1,655,823	1,479,021
Loss from operations	(5,334)	(28,849)
Interest expense	(5,225)	(6,150)
Other income, net	30,328	40,917
Income before income taxes	19,769	5,918
Provision for income taxes	5,519	3,351
Net income	$14,250	$2,567
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue	100.0%	100.0%
Costs and expenses
Cost of revenue	52.4	59.5
Operations and support	7.5	7.3
Research and development	7.5	7.8
Sales and marketing	16.5	12.6
General and administrative	16.4	14.8
Total costs and expenses	100.3	102.0
Loss from operations	(0.3)	(2.0)
Interest expense	(0.3)	(0.4)
Other income, net	1.8	2.8
Income before income taxes	1.2	0.4
Provision for income taxes	0.3	0.2
Net income	0.9%	0.2%
Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025
Revenue

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except for percentages)
Revenue	$1,650,489	$1,450,172	14%
Revenue increased $200.3 million, or 14%, in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due primarily to an increase of 8% in Rides and 17% in Active Riders, continued improvements in marketplace health and international expansion. Investments in driver supply, which are recorded as a reduction to revenue, decreased by $12.8 million for the quarter ended March 31, 2026 as compared to the same quarter in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of shared bikes and scooters.
Cost of Revenue

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except for percentages)
Cost of revenue	$864,144	$862,874	—%
Cost of revenue was relatively flat in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Cost of revenue included a decrease in insurance costs driven by a cost per mile decrease due to California’s rideshare insurance reform bill, SB 371. This decrease was partially offset by an increase in payments to drivers in certain markets where we control the transportation services provided due to international expansion and transaction fees.
We expect to see cost of revenue increase in the near term on a year over year basis due to higher insurance costs driven by recent economic factors and the renewals of our third-party insurance agreements, but we expect total insurance costs will continue to increase at a lower rate than they have historically as a result of California’s rideshare insurance reform bill, SB 371, which reduces our insurance rate in California.
Operations and Support

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except for percentages)
Operations and support	$124,355	$106,335	17%
Operations and support expenses increased $18.0 million, or 17% in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to increases in bikes and scooters fleet operations support costs and personnel-related costs.
Research and Development

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except for percentages)
Research and development	$124,152	$112,495	10%
Research and development expenses increased $11.7 million, or 10%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to an increase in personnel-related costs driven by increased headcount.
Sales and Marketing

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except for percentages)
Sales and marketing	$272,936	$182,017	50%
Sales and marketing expenses increased $90.9 million, or 50%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to an increase in costs related to our incentive programs due to investments in rider engagement, which increased by $80.8 million from $83.8 million for the three months ended March 31, 2025 to $164.6 million for the three months ended March 31, 2026.

General and Administrative

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except for percentages)
General and administrative	$270,236	$215,300	26%
General and administrative expenses increased $54.9 million, or 26% in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to a $37.0 million net increase in certain loss contingencies related to legal and tax accruals and settlements. There were also increases in personnel-related costs driven by increased headcount primarily due to international expansion and consulting and advisory costs. These increases were partially offset by a decrease in stock-based compensation.
Interest Expense

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except for percentages)
Interest expense	$(5,225)	$(6,150)	(15)%
Interest expense decreased $0.9 million, or 15%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Other Income, Net

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except for percentages)
Other income, net	$30,328	$40,917	(26)%
Other income, net decreased $10.6 million, or 26%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily due to a $7.4 million decrease in interest income and a $3.7 million decrease due to foreign currency exchange.
Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except for percentages)
Provision for income taxes	$5,519	$3,351	65%
Provision for income taxes increased $2.2 million, or 65%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to the increase in our pre-tax earnings.

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
We exclude certain costs related to acquisitions including due diligence costs, professional fees in connection with an acquisition, certain financing costs, and certain integration-related expenses. These expenses are unpredictable, and depend on factors that may be outside of our control and are not reflective of our ongoing core operations. In addition, the size and complexity of an acquisition, which often drives the magnitude of costs related to acquisitions, may not be indicative of such future costs. We believe excluding costs related to acquisitions, divestitures and other corporate matters facilitates the comparison of our financial results to our historical operating results and to other companies in the industry.
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
Net income is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net income to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2026	2025

Net income	$14.2	$2.6
Adjusted to exclude the following:
Interest expense(1)	6.3	7.5
Other income, net	(30.3)	(40.9)
Provision for income taxes	5.5	3.4
Depreciation and amortization	36.6	33.6
Stock-based compensation	86.9	93.2
Payroll tax expense related to stock-based compensation	5.3	4.0
Sublease income	0.4	0.1
Costs related to acquisitions, divestitures and other corporate matters	5.2	3.2
Certain legal, tax, and regulatory reserve changes and settlements	2.6	—
Adjusted EBITDA(2)	$132.8	$106.5
Gross Bookings	$4,946.0	$4,162.4
Net income as a percentage of Gross Bookings	0.3%	0.1%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	2.7%	2.6%
_______________
(1)Includes $1.1 million and $1.3 million related to the interest component of vehicle related finance leases within cost of revenue in the three months ended March 31, 2026 and 2025, respectively.
(2)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net cash provided by operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended March 31,
	2026	2025

Net cash provided by operating activities	$307.7	$287.2
Less: purchases of property and equipment and scooter fleet	(20.4)	(6.5)
Free cash flow(1)	$287.3	$280.7
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$307,679	$287,234
Net cash provided by investing activities	50,802	65,658
Net cash used in financing activities	(366,592)	(51,689)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(1,883)	(349)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(9,994)	$300,854
Operating Activities
Cash provided by operating activities was $307.7 million for the three months ended March 31, 2026, which consisted of net income of $14.2 million adjusted for $117.1 million of non-cash items, and changes in working capital of $176.4 million. Net income improved from $2.6 million for the three months ended March 31, 2025 to $14.2 million for the three months ended March 31, 2026 as a result of increased revenue and continued cost discipline. Non-cash adjustments primarily consisted of stock-based compensation expense of $86.9 million, which decreased year over year, and depreciation and amortization expense of $36.6 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to an increase in ride volume in the first quarter of 2026 compared to prior periods, partially offset by a decrease in cost per mile as a result of California’s rideshare insurance reform bill, SB 371, (ii) an increase in insurance related accruals and (iii) a decrease in insurance related assets primarily due to amortization. There also was a decrease in our operating lease liabilities related to ordinary payments for our real estate operating leases.
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
Investing Activities
Cash provided by investing activities was $50.8 million for the three months ended March 31, 2026, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.0 billion and sales of property and equipment of $16.7 million, partially offset by purchases of marketable securities of $960.2 million and purchases of property and equipment and scooter fleet of $20.4 million.
Cash provided by investing activities was $65.7 million for the three months ended March 31, 2025, which primarily consisted of proceeds from sales and maturities of marketable securities of $1.1 billion, partially offset by purchases of marketable securities of $1.0 billion.

Financing Activities
Cash used in financing activities was $366.6 million for the three months ended March 31, 2026, which primarily consisted of repurchases of Class A common stock of $300.0 million, taxes paid related to net share settlement of equity awards of $34.7 million, repayment of loans of $20.0 million and principal payments on finance lease obligations of $11.5 million.
Cash used in financing activities was $51.7 million for the three months ended March 31, 2025, which primarily consisted of taxes paid related to net share settlement of equity awards of $24.3 million, repayment of loans of $16.5 million and principal payments on finance lease obligations of $10.9 million.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of approximately $1.0 billion and short-term investments of approximately $686.1 million, exclusive of restricted cash and cash equivalents and restricted investments of $2.0 billion, and $420.0 million available to draw under our revolving credit facility, as described below. We believe our existing cash, cash equivalents, and short term investments, along with the available borrowings under our revolving credit facility will provide sufficient liquidity to meet our working capital needs, inclusive of short-term commitments such as capital expenditure needs, for at least the next 12 months. The portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
Debt
On November 3, 2022, we entered into a Revolving Credit Agreement with certain lenders which provides for a $420 million senior secured revolving credit facility, with a sublimit of $168 million for the issuance of letters of credit (as amended to date, the “Revolving Credit Facility”), maturing on November 3, 2027. As of March 31, 2026, no amounts have been drawn under the Revolving Credit Facility. Our available credit under the Revolving Credit Facility is reduced by $61.5 million in letters of credit issued under the Revolving Credit Facility as of March 31, 2026. Refer to Note 11 “Debt” to the condensed consolidated financial statements for further discussion on the Revolving Credit Facility, including covenant requirements.
In February 2024, we issued $460 million aggregate principal amount of the 2029 Notes and in September 2025, we issued $500 million aggregate principal amount of the 2030 Notes, maturing in March 2029 and September 2030, respectively, unless earlier converted, redeemed or repurchased. Refer to Note 11 “Debt” to the condensed consolidated financial statements for information regarding these transactions.
Restricted Assets
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust assets as of March 31, 2026 and December 31, 2025 were $2.0 billion and $1.9 billion, respectively.
Share Repurchase
In February 2025, we announced that our board of directors had authorized a program for the repurchase of up to $500.0 million of our Class A common stock (the “2025 Share Repurchase Program”). In May 2025, our board of directors authorized an increase to the 2025 Share Repurchase Program of an additional $250.0 million of our Class A common stock, for a total overall authorization of up to $750.0 million, and we announced our intent to utilize $500.0 million of this authorization before the end of the second quarter of 2026. In February 2026, our board of directors authorized a new share repurchase program for the repurchase of up to $1.0 billion of our Class A common stock (the “2026 Share Repurchase Program” together with the 2025 Share Repurchase Program, the “Share Repurchase Programs”). As of March 31, 2026, we repurchased an aggregate amount of $800.0 million of our Class A common stock under the Share Repurchase Programs, the 2025 Repurchase Program was completed and $950.0 million remained available under the 2026 Share Repurchase Program. We have entered into, and from time to time expect to enter into, Rule 10b5-1 trading plans to facilitate the repurchase of shares under the authorization. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Refer to Note 12 “Common Stock” to the condensed consolidated financial statements for information regarding the Share Repurchase Programs.
We plan to continue to focus on and actively manage our cash balances and liquidity, capital expenditures, working capital and operating expenses. In particular, we continue to actively monitor the impact of the uncertain macroeconomic environment, including credit markets, inflation and interest rates, and have made adjustments to our expenses and cash flow. Our future capital requirements will depend on many factors, including, but not limited to our growth, the effectiveness of our efforts to align our expenses with our current operating needs and short-term commitments, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities, as well as satisfaction of our obligations with respect to indebtedness. See the section titled “Risk Factors” including the subsection titled “Risk Factors—Risks Related to Financing and Transactional Factors” included in Part 2, Item 1A in this Quarterly Report on Form 10-Q for additional discussion of risks that our business faces.
Contractual Obligations and Commitments
As of March 31, 2026, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements as of the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates and foreign currency exchange. Such fluctuations to date have not been significant.
Interest Rate Risk
As of March 31, 2026, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.7 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, and U.S. government and agency securities, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $2.0 billion. As of March 31, 2026, we had long-term debt of $1.0 billion, which primarily consisted of the fixed-rate 2029 Notes we issued in February 2024 and the 2030 Notes which have a 0% interest rate issued in September 2025. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
Foreign Currency Exchange Risk
Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion under the heading Legal Proceedings in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Since our ridesharing marketplace launched in 2012, we have primarily focused on ridesharing, particularly in North America. However, our ridesharing business and our broader business and strategy continue to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies, and we have recently engaged in more significant expansion of our operations to new geographies and new offerings. In July 2025, we expanded our operations beyond North America, entering nine new countries and more than 180 cities through our acquisition of Freenow, a leading European multimodal app with taxi offering at its core. In October 2025, we acquired TBR, a global luxury chauffeuring company that operates in thousands of cities worldwide. Our evolving business, industry and markets, including the evolution of the ridesharing industry and markets, make it difficult to evaluate our future prospects and the risks and challenges we may encounter including our ability to:
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
While we remain focused on operating efficiently, our expenses may increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, including new geographies, and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance and industry-wide sectoral bargaining for rideshare drivers. Due to various factors, including inflation, we anticipate that our insurance costs will continue to increase and will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, our purchase and/or operation of AVs and related infrastructure, and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of March 31, 2026, we had $271.2 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately eleven months. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
The market for transportation as a service (“TaaS”) networks is intensely competitive and characterized by rapid changes in technology, shifting levels of supply and demand and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic or technological advantages. If we are unable to anticipate or successfully react to competitive challenges in a timely manner, our competitive position could weaken, or fail to improve, and we could experience fluctuations or a decline in market share, a decline in Gross Bookings, revenue or growth stagnation that could adversely affect our business, financial condition and results of operations. Our market share has fluctuated over time and we have had to take actions, such as price cuts, that have negative impacts on our financial results in the short term, either because of decreased revenue or increased investments, or both, that we believe will benefit our company in the long term.
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
Within each of these markets, the cost to switch between products is low. Riders have a propensity to shift to the lowest-cost or highest-quality provider and could use more than one platform; drivers have a propensity to shift to the platform with the highest earnings potential. In addition, certain of our competitors and potential competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect the health of our marketplace and our results of operations. Further, they may have greater resources to deploy towards the research, development and commercialization of new technologies, including AV technology or networks of shared bikes and scooters, or they may have other financial, technical or resource advantages. Additionally, shifts in consumer behavior, including the use of new or emerging technologies, such as AI-enabled platforms and digital assistants, may disintermediate our relationship with consumers by controlling how our products are accessed, presented or selected, which could redirect demand to competitors and adversely affect our demand and growth. These factors may allow our competitors or potential competitors to derive greater Gross Bookings, revenue and profits from their existing user bases, attract and retain qualified drivers and riders at lower costs, offer more attractive pricing on their platforms or respond more quickly to new and emerging technologies, revenue opportunities and trends. Our current and potential competitors may also establish cooperative or strategic relationships, or consolidate, amongst themselves or with third parties that may further enhance their resources and offerings. We have entered into strategic collaborations and partnerships with certain of the aforementioned competitors, including with respect to AVs, and these partnerships may lead to actual or perceived conflicts of interest or misalignment of strategic objectives.
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
The U.S. ridesharing market was introduced in 2012 and has continued to grow over time. However, it is uncertain to what extent the market will continue to grow, if at all. New technologies and changing consumer preferences may decrease growth rates or shift the ridesharing market and demand for ridesharing services. For example, certain of our markets are more mature than others and the growth of ridesharing in those markets may slow or decline. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is continuing to develop and change, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success depends to a substantial extent on the willingness of people to widely adopt and continue to use ridesharing and our other offerings across a variety of use cases, as well as our ability to continue to expand our business to new users and in new markets, and to shift our business model in line with consumer preferences. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them or continue to use them as a result of concerns regarding public health or safety, affordability, longer-term behavioral and social shifts, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets if, among other reasons, such markets are not developing as we expected. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
If we fail to cost-effectively attract and retain qualified drivers on our platform, or to increase the utilization of our platform by existing drivers, our business, financial condition and results of operations could be harmed.
Our continued growth depends in part on our ability to cost-effectively attract and retain qualified drivers who satisfy our screening criteria and procedures as well as our ability to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered sign-up and referral bonuses, various driver incentives, developed new programs such as guaranteed earnings, and provided access to third-party vehicle rental programs for drivers who do not have or do not wish to use their own vehicle. Drivers are generally able to switch between our platform and competing platforms. If we do not continue to provide drivers with flexibility on our platform, compelling opportunities to increase earnings and other incentive programs, such as demand-based bonuses, that are comparable or superior to those of our competitors and other companies in the app-based work industry or other industries, or if drivers become dissatisfied with our programs and benefits or our requirements for drivers, including requirements regarding the vehicles they drive, we may fail to attract new drivers, retain current drivers or increase their utilization of our platform, or we may experience complaints, negative publicity, strikes or other work stoppages that could adversely affect our users and our business. For example, from time to time, in order to attract and retain drivers, and ensure an adequate supply of drivers to meet rider demand as well maintain our expectations for rider service, we offer increased incentives to improve driver supply. Our revenue and results of operations have been and may in the future be negatively impacted by supply incentives to the extent such incentives do not result in increased revenue or reduce our profitability. Additionally, we are required to provide benefits to drivers in certain markets in response to regulations or settlement agreements, including in California, New York and Massachusetts. Other jurisdictions have adopted or may adopt similar laws and regulations, and we may reach similar or other settlements with other jurisdictions, any of which may increase our expenses. Litigation seeking to reclassify drivers as employees is pending and/or threatened in multiple jurisdictions, including as described in the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If such litigation is successful in one or more jurisdictions, we may be required to classify drivers as employees rather than independent contractors in those jurisdictions. If we are required to shift our business model to classify drivers as employees, we would incur significant additional expenses that we may need to develop new offerings and approaches to attract and retain such drivers. These changes in our model would have significant adverse impacts on our business and operating results.
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
We rely substantially on our wholly-owned subsidiary, deductibles, and third-party insurance policies to insure and reinsure auto-related and operations-related risks. If our insurance or reinsurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.
We require drivers to carry automobile insurance in most countries we offer services in, and in many cases we also procure insurance on behalf of drivers. In cases where we also procure insurance, from the time a driver becomes available to accept rides until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, including auto liability, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under U.S. state law and general business liabilities up to certain limits. To comply with insurance regulatory requirements in jurisdictions we operate in, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In nearly all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-party insurance providers are reimbursed for claims payments. As we continue to expand our international footprint, we face increasingly complex and diverse regulatory insurance frameworks. If we fail to comply with these evolving regulatory frameworks, or if our third-party insurance providers or claims administrators become insolvent or otherwise fail to fulfill their obligations, we may be exposed to significant unmitigated losses. Such events could materially and adversely affect our business, financial condition, and results of operations.
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
We have, from time to time, ceded portions of retained insurance risk to third-parties, including as described in the “Insurance Reserves” subheading in Note 8 “Supplemental Financial Statement Information” to the consolidated financial statements included in our Annual Report on Form 10-K. These transactions may cause us to incur additional expenses in the total cost of this risk, and we are subject to recapture of the risk if any third-party reinsurer were to default on their reinsurance obligation.
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
Demand for our offerings is highly sensitive to the price of rides, the rates for time and distance driven, incentives paid to drivers and the fees we charge drivers. Many factors, including operating costs, legal and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies including increased incentives for drivers, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain qualified drivers and riders at a lower cost than we do. This includes the use of algorithms to set dynamic prices for riders and earnings for drivers that are dependent on various factors, such as the route, time of day, and pick-up and drop-off locations of riders. From time to time, we have made pricing changes and spent significant amounts on marketing and both rider and driver incentives, and we expect that, from time to time, we will be required, through competition, regulation or otherwise, to reduce the price of rides for riders, increase the incentives we pay to drivers on our platform or reduce the fees we charge the drivers on our platform, or to increase our marketing and other expenses to attract and retain qualified drivers and riders in response to competitive pressures. These actions may adversely affect our business and financial results and may not have the desired benefits. At times, in certain geographic markets, we have offered, and may continue to offer, driver incentives that cause the total amount of the fare that a driver retains, combined with the driver incentives a driver receives from us, to increase, at times meeting or exceeding the amount of Gross Bookings we generate for a given ride. Furthermore, the economic sensitivity of drivers and riders on our platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations regarding pricing limitations during government declared States of Emergency have imposed limits on prices for certain services, and state and local laws and regulations have imposed minimum earnings standards for drivers, which, at times, have caused us to increase prices in certain markets, including California, New York, Washington, Massachusetts and Minnesota. We have tested or launched, and expect to in the future test or launch, new pricing strategies and initiatives, such as our Lyft fee cap, subscription packages and driver or rider loyalty programs. We have also modified, and expect to in the future modify, existing pricing methodologies, such as our up-front pricing policy. To the extent any strategies, initiatives or modifications to our pricing methodologies lead to real or perceived harm to driver earnings, our ability to attract or retain qualified drivers may be adversely affected. Any of the foregoing actions may not ultimately be successful in attracting and retaining qualified drivers and riders or may result in loss of market share, negative public perception and harm to our reputation.
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
Under our commercial agreement with AWS, we committed to spend an aggregate of at least $562.5 million between January 2026 and December 2030 on AWS services, with a minimum amount of $100 million in each of the five years. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference, which could adversely affect our financial condition and results of operations. Our commercial agreement with AWS will remain in effect until expiration in December 2030. AWS or Lyft may terminate the agreement for cause upon a material breach of the agreement, subject to either party providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short term loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
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
We use artificial intelligence (“AI”) (including machine learning and automated decision making) for our internal work streams and productivity as well as in our platform, offerings, services and features, which may present additional risks, including risks inherent in its use. We are making investments in expanding our AI and agentic capabilities in our platform, offerings, services and features, including ongoing deployment and improvement of existing machine learning, AI and agentic technologies, as well as developing new features using AI technologies, including, for example, generative AI. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create discriminatory outcomes. AI algorithms may use third-party inputs with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or fully addressed by federal or state regulations. The U.S. and other countries are considering comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that the European Union (the “EU”) has adopted the first such framework in its Artificial Intelligence Act. In addition, there may be additional legislation or regulations from government bodies that similarly impose compliance obligations for AI. Any failure or perceived failure by us or our service providers to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning, automated decision making, and algorithms, have and could impair the operationality or acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
If we are not able to successfully develop new offerings on our platform and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies, and some of our recent features have included Women+ Connect, Price Lock, Lyft Silver, and our Lyft fee cap. If our experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.
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
With the exception of certain taxi markets in Europe and rides for which variable fares apply, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver (which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service, including the Driver Addendum. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. Additionally, Shared Rides, a limited-scope offering for business-to-business partnerships in select markets, as well as for rides to and from the airport in one market, enables unrelated parties traveling along similar routes to generate a discounted fare at the cost of possibly longer travel times. The fare charged for the Shared Ride is decoupled from the payment made to the driver, and for some Shared Ride types, we do not adjust the driver payment based on the success or failure of a match. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to the driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our breadth of offerings or up-front prices, our ability to compete effectively in these locations could be adversely affected. From time to time we adjust our prices due to these factors, which may harm our results of operations. We also utilize certain AI and machine-learning technologies and algorithms to optimize our pricing and marketplace. Errors in AI, machine-learning technologies, algorithms, or the inputted data, including insufficient data sets or biased information, or the processing of the data may lead to discriminatory or other adverse outcomes. In addition to our ridesharing and Shared Ride offerings, we offer taxi and private hire vehicle options in certain international markets. For these offerings, we receive a set percentage of the fare. We may incur a loss from a transaction where driver or rider incentives are applied in excess of the commission we received on the fare. If we are unable to effectively manage our pricing methodologies in conjunction with our existing and future pricing and incentive programs and/or products, our business, financial condition and results of operations could be adversely affected.

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
Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. From time to time, we have experienced transitions in executive leadership roles. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to economic and other factors impacting our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract, integrate and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
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
Since 2017, we have provided and expanded our offerings in international markets. In July 2025, we acquired Freenow, and in October 2025, we acquired TBR, which have expanded our offerings to markets where we did not previously have operations. In addition, we have several international offices that support our business. We also transact internationally to source and manufacture bikes and scooters and may increase our business in international regions in the future. Operating outside of the U.S., including expansion into livery and adding taxis, private hire vehicles and executive chauffeur services to our service offerings, requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, human resources, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
We are currently subject to foreign currency exchange risk because our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Freenow conducts all of its operations outside of the U.S. through its German parent company and TBR conducts a majority of its operations, including its U.S. business, through its United Kingdom (the “U.K.”) parent company. Freenow and TBR each have subsidiaries or affiliates, which also operate in their respective local currencies. As a result, our international operations will account for a more significant portion of our overall operations, and our exposure to fluctuations in foreign currency exchange rates will increase. Because our condensed consolidated financial statements will continue to be presented in U.S. dollars, the local currencies will be translated into U.S. dollars at the applicable exchange rates for inclusion in our condensed consolidated financial statements, thereby increasing the foreign exchange risk.
We may not realize the anticipated long-term stockholder value of our Share Repurchase Programs, and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price.
In February 2026, we authorized the 2026 Share Repurchase Program for the repurchase of up to $1.0 billion of our Class A common stock, in addition to amounts remaining available under our 2025 Share Repurchase Program under which we were authorized to repurchase a total of $750 million of our Class A common stock. The 2025 Share Repurchase Program was completed as of March 31, 2026. Under existing or any future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions, in accordance with applicable federal securities laws. Our Share Repurchase Programs generally have no time limit, do not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, business and market conditions, compliance with applicable legal requirements, such as Delaware surplus and solvency tests, management discretion, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. The existence of a share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although the Share Repurchase Programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the Share Repurchase Programs. Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements, and we may fail to realize the anticipated long-term stockholder value of the Share Repurchase Programs.
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
The ridesharing industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and certain jurisdictions have adopted rules governing minimum driver earnings for ridesharing platforms. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we face new regulations targeted at artificial intelligence and automated decision making technologies, which may impose operational and regulatory requirements relating to our technology. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of drivers on our platform as independent contractors. The tests governing whether a driver is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In 2024, the U.S. Department of Labor (“USDOL”) issued a final rule (“2024 rule”) containing interpretive guidance for the classification of workers based on a multi-factor “economic realities” test to determine if a worker was properly classified as an independent contractor. On February 27, 2026, the USDOL proposed a new independent contractor rule (replacing the 2024 rule) focusing on two factors - right of control and opportunity for profit and loss - of the “economic realities” test. We expect the USDOL to publish the final rule in 2026.
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
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in litigation brought by the government agencies, including the California Attorney General, as well as a number of putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorneys General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in multiple jurisdictions. For more information about these types of legal proceedings, please see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Companies in the markets in which we operate are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As our business continues to evolve, the possibility of intellectual property rights claims against us grows based on the following: increase in public profile, increases in the number of competitors in our markets, our continued development of new technologies, new products and services, and new intellectual property, as well as potential international expansion. In addition, various products and services of ours host, integrate, or otherwise rely on third-party content or intellectual property, including our Lyft Ads efforts, which provides a platform for third-party promotional advertisements, and our marketing and brand journalism efforts. From time to time third parties may assert, and in the past have asserted, claims of infringement of intellectual property rights against us. See the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about these types of legal proceedings. In addition, third parties have sent us correspondence regarding various allegations of intellectual property infringement and, in some instances, have sought to initiate licensing discussions. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, we have faced, and may again in the future face, litigation involving patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, financial condition and results of operations.
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
Further, as we continue to expand our offerings and user base, and as we expand into new geographies, such as in connection with our acquisition of Freenow, we will become subject to additional laws and regulations relating to privacy, data protection and information security. For example, Freenow operates in the EU and in the U.K. Examples of laws applicable to Freenow in the EU and the U.K. are the EU General Data Protection Regulation and the U.K.’s Data Protection Act and General Data Protection Regulation, which apply to the processing of personal data in the EU and U.K., respectively. Each of these jurisdictions’ data protection regimes provides for substantial obligations applicable to the collection, use, transfer (including to the U.S.) and processing of other personal data and imposes significant penalties for noncompliance. The EU also has adopted numerous laws and regulations relating to cybersecurity that may apply to certain Lyft subsidiaries. Expansion of our offerings may include partnerships and data sharing or transfers that could be subject to Title 28 of the U.S. Code of Federal Regulations Part 202, which prohibits or restricts certain transactions that involve bulk transfer of certain U.S. data to countries of concern and imposes significant penalties for noncompliance.
Additionally, the use of our Concierge and Lyft Pass for Public Funding offerings by healthcare customers, such as healthcare providers, health plans and transportation brokers, subject us to compliance requirements under Health Insurance Portability and Accountability Act (“HIPAA”) regarding the use, collection, security, storage and disclosure of individuals’ protected health information (“PHI”). We must also comply with HIPAA as we use and disclose the PHI of riders in our capacity as a Business Associate of Covered Entities or of other Business Associates. Compliance obligations under HIPAA include privacy, security and breach notification obligations and could subject us to increased liability and significant civil penalties for any unauthorized uses or disclosures of PHI determined to be a “breach.”
Additionally, we have incurred, and expect to continue to incur, significant expenses in our efforts to comply with privacy, data protection and information security standards imposed by law, regulation or contractual obligations. In particular, with numerous laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over their interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in our efforts to do so. As we consider expansion of business offerings and markets, and as laws and regulations change, we expect to incur additional costs related to privacy, data protection and information security standards and protocols imposed by laws, regulations, industry standards or contractual obligations related to such offerings and face additional risks that such expansion could be inconsistent with, or fail or be alleged to fail to meet, all requirements of such laws, regulations or obligations.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government and regulatory investigations and other legal and regulatory proceedings, and in some situations we have received subpoenas and requests for documents and information, in the ordinary course of business, including those involving personal injury, property damage, worker classification, driver earnings, labor and employment, anti-discrimination, commercial disputes, antitrust, competition, consumer complaints (e.g., claims brought under the Telephone Consumer Protection Act of 1991 or other laws), intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to product liability or our acquisitions, data privacy, advertising, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. For more information regarding these types of legal proceedings, please see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. As various levels of governments and international organizations become increasingly focused on tax reform, changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the U.S. passed the Inflation Reduction Act in 2022, which introduced a 1% excise tax on stock buybacks that has impacted us in connection with the settlements of capped call transactions and has increased the cost to us of share repurchases, which could reduce the number of shares we repurchase. Further, the Organisation for Economic Co-operation and Development (the “OECD”) released Pillar Two model rules defining a 15% global minimum tax for large multinational companies. While the Pillar Two Framework has been or is expected to be implemented in the tax laws of many jurisdictions, the OECD has announced a side-by-side elective safe harbor that would exempt electing U.S.-parented multinationals from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. However, this safe harbor does not provide an exemption from the “qualified domestic minimum top-up taxes” that many countries have enacted or begun the process of enacting into their domestic laws based on Pillar Two proposals. Any of these or other developments or changes in tax laws or rulings in jurisdictions in which we operate could adversely affect our effective tax rate and our operating results.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.
The application of indirect taxes, such as payroll tax, sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to businesses like ours and to drivers is a complex and evolving issue. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. Tax authorities have challenged and may continue to challenge our calculation, reporting, or collection of such taxes, and may require us or our drivers to collect taxes in jurisdictions in which we do not currently do so. For example, we have an ongoing dispute with the City and County of San Francisco (“San Francisco”) regarding the application of gross receipts taxes to businesses like ours. For more information regarding this matter, please see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Additionally, uncertain and volatile macroeconomic conditions, including economic instability or uncertainty, and other events beyond our control, such as slowing growth in the worldwide economy, inflation and high interest rates, as well as the instability and volatility in the banking and financial services sector, and the conflicts in the Middle East and war in Ukraine, have negatively impacted the financing markets, and may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to compete and continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.
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
In addition, we may divest businesses or assets or enter into joint ventures, strategic partnerships or other strategic transactions. In addition, as a result of our acquisition of PBSC Urban Solutions, we became an indirect party to certain partnerships and joint ventures that we did not negotiate, and with partners with whom we are less familiar. These types of transactions present certain risks; for example, we may not achieve the desired strategic, operational and financial benefits of a divestiture, partnership, joint venture or other strategic transaction, or we may have difficulty operating together with another partner or joint venturer. In addition, in light of high interest rates and the volatility of the financial markets, it may be more difficult to find suitable acquirors or business partners, and during the pendency of a divestiture or during the integration or separation process of any strategic transaction, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and the risk that the transaction does not close.
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
In February 2024 and September 2025, we issued our 2029 Notes and 2030 Notes, respectively, in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of March 31, 2026, we had $1.0 billion of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of March 31, 2026, and $61.5 million in letters of credit were issued under the Revolving Credit Facility as of March 31, 2026. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permitted us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company’s common stock with the proceeds of a convertible note offering. See Note 11 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, including as described in the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Although we believe these lawsuits are without merit and we intend to vigorously defend against them, such matters could result in substantial costs and a diversion of our management’s attention and resources.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2026 (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
January 1 - 31, 2026	2,250	$18.57	2,250	$208,210
February 1 - 28, 2026	6,258	$14.08	6,258	$1,120,107
March 1 - 31, 2026	12,768	$13.32	12,768	$950,000
Total	21,276		21,276
_______________
(1)Average price paid per share excludes broker commissions and fees.
(2)On February 11, 2025, we announced that our board of directors authorized the 2025 Share Repurchase Program to repurchase up to $500 million of our Class A common stock. On May 8, 2025, we announced that our board of directors authorized an increase to the 2025 Share Repurchase Program for a total overall authorization of up to $750 million. As of March 31, 2026, the 2025 Share Repurchase Program was complete. On February 10, 2026, we announced that our board of directors authorized the 2026 Share Repurchase Program to repurchase an additional $1 billion of our Class A common stock. The Share Repurchase Programs have no expiration date. Please refer to Note 12 “Common Stock” to the condensed consolidated financial statements for further information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted and terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On March 13, 2026, Erin Brewer, our Chief Financial Officer, as trustee of the Erin M. Brewer 2022 Trust, dated August 9, 2022, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on December 9, 2025 and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading arrangement provided for the potential sale of an aggregate of up to 60,000 shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Brewer, and was scheduled to be effective until December 15, 2026, or earlier if all transactions under the trading arrangement were completed. On March 13, 2026, Ms. Brewer, as trustee of the Erin M. Brewer 2022 Trust, dated August 9, 2022, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 105,000 shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Brewer. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 29, 2027, or earlier if all transactions under the trading arrangement are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL.
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	May 7, 2026	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer)