Form 10-Q
period 2026-06-30
Lyft, Inc.
filed 2026-08-07
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2026, the number of shares of the registrant’s Class A common stock outstanding was 378,540,249.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,137,942	$1,132,009
Short-term investments	656,573	705,172
Prepaid expenses and other current assets	1,064,898	1,082,334
Total current assets	2,859,413	2,919,515
Restricted cash and cash equivalents	758,988	705,361
Restricted investments	1,305,672	1,230,758
Investments	44,506	47,066
Property and equipment, net	430,318	418,530
Operating lease right-of-use assets	163,885	165,579
Intangible assets, net	164,570	178,944
Goodwill	477,082	439,754
Deferred tax assets	2,880,645	2,906,135
Other assets	22,407	18,411
Total assets	$9,107,486	$9,030,053
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$115,641	$120,464
Insurance reserves	2,307,657	2,180,426
Accrued and other current liabilities	2,428,912	2,196,863
Operating lease liabilities, current	28,261	28,068
Total current liabilities	4,880,471	4,525,821
Operating lease liabilities	156,279	159,904
Long-term debt, net of current portion	990,560	1,002,404
Other liabilities	56,530	68,401
Total liabilities	6,083,840	5,756,530
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 18,000,000 Class A shares authorized as of June 30, 2026 and December 31, 2025; 379,170 and 400,856 Class A shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively; no Class B shares authorized as of June 30, 2026 and 87,220 Class B shares authorized as of December 31, 2025; no Class B shares issued and outstanding as of June 30, 2026 and December 31, 2025	4	4
Additional paid-in capital	10,388,610	10,687,017
Accumulated other comprehensive (loss) income	(15,389)	625
Accumulated deficit	(7,349,579)	(7,414,123)
Total stockholders’ equity	3,023,646	3,273,523
Total liabilities and stockholders’ equity	$9,107,486	$9,030,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,843,544	$1,588,183	$3,494,033	$3,038,355
Costs and expenses
Cost of revenue	926,421	935,734	1,790,565	1,798,608
Operations and support	128,708	117,433	253,063	223,768
Research and development	119,220	109,325	243,372	221,820
Sales and marketing	319,986	190,922	592,922	372,939
General and administrative	301,643	232,339	571,879	447,639
Total costs and expenses	1,795,978	1,585,753	3,451,801	3,064,774
Income (loss) from operations	47,566	2,430	42,232	(26,419)
Interest expense	(5,471)	(5,032)	(10,696)	(11,182)
Other income, net	36,300	46,989	66,628	87,906
Income before income taxes	78,395	44,387	98,164	50,305
Provision for income taxes	28,101	4,073	33,620	7,424
Net income	$50,294	$40,314	$64,544	$42,881
Net income per share attributable to common stockholders
Basic	$0.13	$0.10	$0.17	$0.10
Diluted	$0.13	$0.10	$0.16	$0.10
Weighted-average number of shares outstanding used to compute net income per share attributable to common stockholders
Basic	380,280	417,242	387,634	418,793
Diluted	386,334	422,953	394,369	424,137
Stock-based compensation included in costs and expenses:
Cost of revenue	$6,624	$5,484	$13,912	$12,939
Operations and support	2,975	2,471	6,323	5,123
Research and development	34,829	33,894	75,032	72,157
Sales and marketing	3,901	4,254	8,586	9,329
General and administrative	28,224	35,999	59,578	75,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$50,294	$40,314	$64,544	$42,881
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,131)	3,568	(11,962)	3,671
Unrealized loss on marketable securities	(886)	(157)	(4,052)	(592)
Other comprehensive (loss) income	(5,017)	3,411	(16,014)	3,079
Comprehensive income	$45,277	$43,725	$48,530	$45,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended June 30, 2026
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	400,856	$4	$10,687,017	$(7,414,123)	$625	$3,273,523
Issuance of common stock upon settlement of restricted stock units	5,447	—	—	—	—	—
Shares withheld related to net share settlement	(2,496)	—	(34,699)	—	—	(34,699)
Repurchase and retirement of common stock	(21,276)	—	(303,019)	—	—	(303,019)
Stock-based compensation	—	—	86,878	—	—	86,878
Other comprehensive loss	—	—	—	—	(10,997)	(10,997)
Net income	—	—	—	14,250	—	14,250
Balance as of March 31, 2026	382,531	$4	$10,436,177	$(7,399,873)	$(10,372)	$3,025,936
Issuance of common stock upon settlement of restricted stock units	5,476	—	—	—	—	—
Shares withheld related to net share settlement	(2,404)	—	(31,691)	—	—	(31,691)
Issuance of common stock under employee stock purchase plan	745	—	8,214	—	—	8,214
Repurchase and retirement of common stock	(7,178)	—	(100,643)	—	—	(100,643)
Stock-based compensation	—	—	76,553	—	—	76,553
Other comprehensive loss	—	—	—	—	(5,017)	(5,017)
Net income	—	—	—	50,294	—	50,294
Balance as of June 30, 2026	379,170	$4	$10,388,610	$(7,349,579)	$(15,389)	$3,023,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 30, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	418,005	$4	$11,035,246	$(10,258,131)	$(10,103)	$767,016
Issuance of common stock upon settlement of restricted stock units	4,157	—	—	—	—	—
Shares withheld related to net share settlement	(1,814)	—	(24,294)	—	—	(24,294)
Stock-based compensation	—	—	93,158	—	—	93,158
Other comprehensive loss	—	—	—	—	(332)	(332)
Net income	—	—	—	2,567	—	2,567
Balance as of March 31, 2025	420,348	$4	$11,104,110	$(10,255,564)	$(10,435)	$838,115
Issuance of common stock upon settlement of restricted stock units	5,331	—	—	—	—	—
Shares withheld related to net share settlement	(2,329)	—	(37,201)	—	—	(37,201)
Issuance of common stock under employee stock purchase plan	529	—	7,304	—	—	7,304
Repurchase and retirement of common stock	(12,773)	—	(201,369)	—	—	(201,369)
Stock-based compensation	—	—	82,102	—	—	82,102
Other comprehensive income	—	—	—	—	3,411	3,411
Net income	—	—	—	40,314	—	40,314
Balance as of June 30, 2025	411,106	$4	$10,954,946	$(10,215,250)	$(7,024)	$732,676
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$64,544	$42,881
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75,392	64,202
Stock-based compensation	163,431	175,260
Deferred income tax	21,435	(1,119)
Amortization of premium on marketable securities	337	61
Accretion of discount on marketable securities	(26,301)	(37,673)
Amortization of debt discount and issuance costs	2,353	1,689
Loss on sale and disposal of assets, net	6,137	2,372
Other	(4,376)	(6,504)
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	30,040	1,289
Operating lease right-of-use assets	15,071	11,253
Accounts payable	(8,696)	7,173
Insurance reserves	127,232	246,472
Accrued and other liabilities	207,653	139,165
Lease liabilities	(16,648)	(15,559)
Net cash provided by operating activities	657,604	630,962
Cash flows from investing activities
Purchases of marketable securities	(1,783,445)	(1,594,199)
Proceeds from sales of marketable securities	288,111	209,395
Proceeds from maturities of marketable securities	1,491,114	1,868,470
Proceeds from maturities of term deposits	—	2,194
Purchases of property and equipment and scooter fleet	(50,718)	(20,786)
Sales of property and equipment	37,596	31,188
Cash paid for acquisitions, net of cash acquired	(54,252)	—
Cash received from divestiture of equity method investment	15,499	—
Other investing activities	(8,463)	—
Net cash (used in) provided by investing activities	(64,558)	496,262
Cash flows from financing activities
Repayment of loans	(44,010)	(33,174)
Repurchase of Class A common stock	(400,000)	(200,000)
Payment for settlement of convertible senior notes due 2025	—	(390,719)
Proceeds from common stock issuances	8,214	7,304
Taxes paid related to net share settlement of equity awards	(66,390)	(61,495)
Principal payments on finance lease obligations	(23,147)	(20,933)
Other financing activities	(3,322)	(255)
Net cash used in financing activities	(528,655)	(699,272)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(4,831)	1,120
Net increase in cash, cash equivalents and restricted cash and cash equivalents	59,560	429,072
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	1,837,370	946,040
End of period	$1,896,930	$1,375,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$1,137,942	$913,845
Restricted cash and cash equivalents	758,988	461,267
Total cash, cash equivalents and restricted cash and cash equivalents	$1,896,930	$1,375,112

Non-cash investing and financing activities
Financed vehicles acquired	$37,965	$21,962
Purchases of property and equipment and scooter fleet not yet settled	14,572	10,178
Right-of-use assets acquired under finance leases	11,385	3,655
Right-of-use assets acquired under operating leases	9,227	2,754
Remeasurement of finance and operating lease right-of-use assets	(1,715)	(2,593)
Repurchase of Class A common stock, including excise tax, accrued and not yet paid	3,094	1,113
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
The Company also generates rental revenue from Flexdrive and its network of shared bikes and scooters, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”). Rental revenue recognized in accordance with ASC 842 was less than 10% of revenue for the three and six months ended June 30, 2026 and 2025.

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
Acquisition of Freenow
On July 31, 2025, the Company completed the acquisition of 100% of the outstanding equity of Intelligent Apps GmbH (d/b/a Freenow), a European multimodal application with a taxi offering at its core, for a total purchase price of €204.1 million ($234.8 million). The acquisition, which was accounted for as a business combination, expands Lyft’s presence outside North America and provides access to Freenow’s established platform, customer base, and local market expertise. Subsequent to the acquisition date, the Company recognized an update to provisional amounts, bringing the total purchase consideration to €205.9 million ($236.8 million). The Company finalized the valuation of assets acquired and liabilities assumed for the acquisition of Freenow as of June 30, 2026.
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
The Company recorded intangible assets at their fair value, which consisted of the following (in thousands):

	Estimated Useful Life (in Years)	Gross Carrying Amount
Developed technology	5.0	$57,519
User and driver relationships	4.0	40,263
Trade name licensing agreement	3.0	3,452
Total intangible assets		$101,234
 5. Goodwill
The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2026 (in thousands):

Balance as of December 31, 2025	$439,754
Additions(1)	45,328
Foreign currency translation and other adjustments	(8,000)
Balance as of June 30, 2026	$477,082
_______________
(1)During the second quarter of 2026, the Company completed certain acquisitions, primarily the acquisition of Gett UK. The transactions were accounted for as business combinations and were not material to the condensed consolidated financial statements.
 6. Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	June 30, 2026
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$201,464	$—	$—	$201,464
Money market deposit accounts	362,776	—	—	362,776
Certificates of deposit	159,015	24	(75)	158,964
Commercial paper	166,156	8	(163)	166,001
Corporate bonds	319,577	254	(703)	319,128
U.S. government and agency securities	58,805	—	(46)	58,759
Total unrestricted cash equivalents and short-term investments	1,267,793	286	(987)	1,267,092
Restricted Balances(2)
Money market funds	35,314	—	—	35,314
Certificates of deposit	13,307	2	—	13,309
Commercial paper	1,243,537	21	(247)	1,243,311
U.S. government and agency securities	770,250	2	(579)	769,673
Total restricted cash equivalents and investments	2,062,408	25	(826)	2,061,607
Total unrestricted and restricted cash equivalents and investments	$3,330,201	$311	$(1,813)	$3,328,699
_______________
(1)Excludes $527.4 million of cash, which is included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $3.1 million of restricted cash, which is included within the $2.1 billion of restricted cash and cash equivalents and restricted investments on the condensed consolidated balance sheets.

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
Interest income earned by the Company included in other income, net in the condensed consolidated statements of operations was $31.3 million and $63.5 million for the three and six months ended June 30, 2026, respectively, and $39.0 million and $78.6 million for the three and six months ended June 30, 2025, respectively.
The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of June 30, 2026. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of June 30, 2026 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type and maturity (in thousands):

	June 30, 2026
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$69,997	$(75)	$—	$—	$69,997	$(75)
Corporate bonds	40,988	(46)	98,995	(559)	139,983	(605)
Commercial paper	592,366	(390)	—	—	592,366	(390)
U.S. government and agency securities	634,328	(588)	25,038	(132)	659,366	(720)
Total available-for-sale debt securities in an unrealized loss position	$1,337,679	$(1,099)	$124,033	$(691)	$1,461,712	$(1,790)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$9,720	$—	$2,000	$—	$11,720	$—
Corporate bonds	9,084	(2)	8,368	(6)	17,452	(8)
Commercial paper	2,612	—	—	—	2,612	—
Total available-for-sale debt securities in an unrealized loss position	$21,416	$(2)	$10,368	$(6)	$31,784	$(8)
The following table classifies the Company’s available-for-sale debt securities by contractual maturities (in thousands):

	June 30, 2026	December 31, 2025
Due within one year	$1,755,270	$1,745,834
Due within one year to three years	206,975	190,096
Total	$1,962,245	$1,935,930

 7. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and short-term investments(1)
Money market funds	$201,464	$—	$—	$201,464
Certificates of deposit	—	158,964	—	158,964
Commercial paper	—	166,001	—	166,001
Corporate bonds	—	319,128	—	319,128
U.S. government and agency securities	—	58,759	—	58,759
Total unrestricted cash equivalents and short-term investments	201,464	702,852	—	904,316
Restricted cash equivalents and investments(2)
Money market funds	35,314	—	—	35,314
Certificates of deposit	—	13,309	—	13,309
Commercial paper	—	1,243,311	—	1,243,311
U.S. government and agency securities	—	769,673	—	769,673
Total restricted cash equivalents and investments	35,314	2,026,293	—	2,061,607
Total financial assets	$236,778	$2,729,145	$—	$2,965,923
_______________
(1)$527.4 million of cash and $362.8 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.8 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$3.1 million of restricted cash is not subject to recurring fair value measurement and is therefore excluded from this table. However, this balance is included within the $2.1 billion of restricted cash and cash equivalents and restricted investments on the condensed consolidated balance sheets.

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
During the six months ended June 30, 2026, the Company did not make any transfers between the levels of the fair value hierarchy.
 8. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$374,893	$438,448
Enterprise and trade receivables, net(1)	339,832	383,903
Other	350,173	259,983
Prepaid expenses and other current assets	$1,064,898	$1,082,334
_______________
(1)The Company’s receivable balance, which consists primarily of amounts due from participants in the Company’s enterprise programs and bikes and scooters partners, was $351.2 million and $394.9 million as of June 30, 2026 and December 31, 2025, respectively while the allowance for credit losses was $11.3 million and $11.0 million as of June 30, 2026 and December 31, 2025, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Insurance-related accruals	$953,015	$892,757
Legal and tax related accruals	614,958	540,042
Ride-related accruals	223,133	208,317
Insurance claims payable and related fees	65,579	56,307
Long-term debt, current(1)	53,328	50,607
Finance lease liabilities, current	33,176	35,750
Other	485,723	413,083
Accrued and other current liabilities	$2,428,912	$2,196,863
_______________
(1)Represents current portion of long-term debt primarily related to the Non-revolving Loan (as defined below) and Master Vehicle Loan (as defined below). Refer to Note 11 “Debt” for more information.
Insurance Reserves
Reinsurance of Certain Legacy Auto Liability Insurance
On February 19, 2025, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Loss Portfolio Transfer Reinsurance Agreement (the “Reinsurance Agreement”) with Riverstone International Insurance, Inc. (“Riverstone”), under which Riverstone reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of January 1, 2025, of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2020 to September 30, 2022, with an aggregate limit of $120.5 million, for a premium of $85.1 million (the “Reinsurance Transaction”). A substantial portion of the premium ceded is on a funds withheld basis, meaning that the premium withheld by PVIC is used to pay future reinsurance claims on Riverstone's behalf. Upon consummation of the Reinsurance Transaction, a reinsurance recoverable was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance for an immaterial net reinsurance recoverable balance included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. In addition to the premium ceded to the reinsurer, the Company prepaid $8.4 million in interest related to the funds withheld. An immaterial amount of interest expense was recognized on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. An immaterial loss was recognized on the condensed consolidated statements of operations for the three months ended March 31, 2025, in cost of revenue upon completion of the Reinsurance Transaction.
The Reinsurance Transaction does not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since a substantial portion of the premium of $85.1 million was retained by PVIC on a funds withheld basis on behalf of the reinsurer.
 9. Leases
Real Estate Operating Leases
The Company has real estate property leases which are classified as operating leases. As of June 30, 2026, the remaining lease terms vary from approximately two months to eight years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases. As of June 30, 2026, the remaining lease terms vary between one month to four years.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	June 30, 2026	December 31, 2025
Operating Leases
Assets
Operating lease right-of-use assets	$163,885	$165,579
Liabilities
Operating lease liabilities, current	$28,261	$28,068
Operating lease liabilities, non-current	156,279	159,904
Total operating lease liabilities	$184,540	$187,972

Finance Leases
Assets
Finance lease right-of-use assets(1)	$59,115	$69,522
Liabilities
Finance lease liabilities, current(2)	$33,176	$35,750
Finance lease liabilities, non-current(3)	30,641	39,572
Total finance lease liabilities	$63,817	$75,322

Weighted-average remaining lease term (years)
Operating leases	6.6	7.0
Finance leases	1.9	2.1
Weighted-average discount rate
Operating leases	6.5%	6.5%
Finance leases	6.1%	6.0%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets.
(2)This balance is included within accrued and other current liabilities on the condensed consolidated balance sheets.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Leases
Operating lease cost	$10,627	$8,613	$21,022	$17,029

Finance Leases
Amortization of right-of-use assets	$7,924	$7,573	$16,006	$15,465
Interest on lease liabilities	985	1,155	2,038	2,456

Other Lease Costs
Short-term lease cost	$753	$619	$1,382	$1,381
Variable lease cost(1)	1,777	1,645	3,700	3,359
Total lease cost	$22,066	$19,605	$44,148	$39,690
_______________
(1)Consists primarily of common-area maintenance and taxes and utilities for real estate leases.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,734	$21,248
Operating cash flows from finance leases	1,703	2,230
Financing cash flows from finance leases	23,147	20,933
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheets as of June 30, 2026 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2026	$17,293	$20,224	$37,517
2027	42,871	26,931	69,802
2028	35,162	19,581	54,743
2029	33,350	1,145	34,495
2030	23,934	20	23,954
Thereafter	75,996	—	75,996
Total minimum lease payments	228,606	67,901	296,507
Less: amount of lease payments representing interest	(44,066)	(4,084)	(48,150)
Present value of future lease payments	184,540	63,817	248,357
Less: current obligations under leases	(28,261)	(33,176)	(61,437)
Long-term lease obligations	$156,279	$30,641	$186,920

 10. Commitments and Contingencies
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. The outstanding letters of credit are issued under the Revolving Credit Facility (as defined below) and none are collateralized by cash. As of June 30, 2026 and December 31, 2025, the Company had letters of credit outstanding that reduced the available credit under the Revolving Credit Facility of $61.3 million.
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
For example, California Assembly Bill 5 (now codified in part at Cal. Labor Code sec. 2775) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. On August 10, 2020, the court granted a motion for a preliminary injunction, forcing the Company and Uber to reclassify drivers in California as employees until the end of the lawsuit. Subsequently, voters in California approved Proposition 22, a state ballot initiative that provided a framework for drivers utilizing platforms like Lyft to maintain their status as independent contractors under California law. Proposition 22 went into effect on December 16, 2020. On April 20, 2021, the court granted the parties’ joint request to dissolve the preliminary injunction in light of the passage of Proposition 22. On May 5, 2021, the California Labor Commissioner filed a petition to coordinate its lawsuit with the Attorney General lawsuit and three other cases against the Company and Uber. The coordination petition was granted and the coordinated cases were assigned to a judge in San Francisco Superior Court. On December 19, 2022, the California Attorney General’s and California Labor Commissioner’s cases were stayed in San Francisco Superior Court pending the appeal of a Superior Court order denying Lyft’s and Uber’s motions to compel arbitration. On September 28, 2023, the California Court of Appeal issued a decision upholding the trial court’s order denying Lyft’s and Uber’s motions to compel arbitration. On November 7, 2023, the Company filed a petition requesting that the California Supreme Court review the Court of Appeal’s decision; the petition was denied on January 17, 2024, and the case was remitted to San Francisco Superior Court on January 29, 2024. The stay was lifted by the trial court on July 2, 2024. On October 7, 2024, the U.S. Supreme Court denied the Company’s petition for writ of certiorari. On March 10, 2026, certain plaintiffs filed motions for summary adjudication seeking a ruling on legal issues related to driver classification, including the application of Cal. Labor Code. sec. 2775 to a distinct time period at issue. A hearing is currently scheduled for September 17, 2026. The parties continue to explore mediation. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions, including California. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. While the ultimate resolution of this matter is uncertain, the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2026.
The Company is currently involved in a number of putative class actions, thousands of individual claims, including those brought in arbitration or compelled pursuant to the Company’s terms of service (“ToS”) to arbitration, matters brought, in whole or in part, as representative actions under California’s Private Attorneys General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified drivers as independent contractors and other matters challenging the classification of drivers on the Company’s platform as independent contractors. The Company is also defending itself against allegations that the Company has failed to properly classify drivers and provide those drivers with sick leave and related benefits during the COVID-19 pandemic. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of June 30, 2026.

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
Personal Injury and Other Safety Matters
In the ordinary course of the Company’s business, various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving drivers, riders or renters using or who have used services offered on the Lyft Platform, as well as from third parties. The Company is currently named as a defendant in a number of matters related to accidents or other incidents involving drivers, riders, renters and third parties. The Company believes it has meritorious defenses, disputes the allegations of wrongdoing and intends to defend itself vigorously in these matters. There is no pending or threatened claim that has arisen from these accidents or incidents that individually, in the Company’s opinion, is likely to have a material impact on its business, financial condition or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. For example, on January 17, 2020, the Superior Court of California, County of Los Angeles, granted the petition of multiple plaintiffs to coordinate their claims relating to alleged sexual assault or harassment by drivers on the Lyft Platform, and a Judicial Council Coordinated Proceeding has been created before the Superior Court of California, County of San Francisco, where the claims of multiple plaintiffs are currently pending. As another example, on February 5, 2026, the Judicial Panel on Multidistrict Litigation granted a petition to coordinate multiple individually filed actions that allege sexual assault or misconduct by drivers on the Lyft platform, and a Multi-District Litigation proceeding in its early stages has been formed in the Northern District of California, where the cases of multiple plaintiffs are currently pending. Other legal proceedings related to accidents, alleged sexual assault or harassment, or other safety incidents are pending in various jurisdictions and may similarly proceed to trial or final adjudication. Regardless of the outcome of these or other matters, litigation can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. Although the Company intends to vigorously defend against these lawsuits, its chances of success on the merits are still uncertain as these matters are at various stages of litigation and present a wide range of potential outcomes. The Company accrues for losses that may result from these matters when a loss is probable and reasonably estimable.
Securities Litigation
From time to time, the Company becomes involved in putative class actions, investigations, and other matters alleging violations of securities laws, breaches of fiduciary duties, and other causes of actions relating to the Company’s securities, financial disclosures, corporate governance and/or offerings.
 11. Debt
Outstanding debt obligations as of June 30, 2026 and December 31, 2025 were as follows (in thousands, except for percentages):

	Maturities	Interest Rates as of June 30, 2026	June 30, 2026	December 31, 2025
Convertible senior notes due 2029 (the “2029 Notes”)	March 2029	0.625%	$453,580	$452,421
Convertible senior notes due 2030 (the “2030 Notes”)	September 2030	0%	489,736	488,542
Non-revolving Loan	2026	NA	—	16
Master Vehicle Loan	2026 - 2029	5.85% - 7.10%	100,572	112,032
Total long-term debt, including current maturities			$1,043,888	$1,053,011
Less: Long-term debt, current(1)			53,328	50,607
Total long-term debt			$990,560	$1,002,404
_______________
(1)This balance is included within accrued and other current liabilities on the condensed consolidated balance sheets and is primarily related to vehicles.
NANot applicable.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense related to the 2025 Notes and 2029 Notes(1)	$719	$1,407	$1,438	$3,591
Amortization of debt discount and issuance costs related to the 2025 Notes, 2029 Notes and 2030 Notes	1,188	762	2,353	1,689
Vehicle loans and other interest expense	3,564	2,863	6,905	5,902
Interest expense	$5,471	$5,032	$10,696	$11,182
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
Convertible Senior Notes due 2029
In February 2024, the Company issued $460.0 million aggregate principal amount of 0.625% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes mature on March 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are senior unsecured obligations of the Company with interest payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, at a rate of 0.625% per year. The net proceeds from this offering were approximately $448.2 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. The 2029 Notes were not issued at a substantial premium, therefore, the Company did not recognize an equity component at issuance. The effective interest rate during the three months ended June 30, 2026 and 2025 was 1.16%.
Convertible Senior Notes due 2030
In September 2025, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes” together with 2025 Notes and 2029 Notes, the “Notes”). The 2030 Notes mature on September 15, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes are senior unsecured obligations of the Company that do not bear interest and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations and failure to timely remove the restrictive legend from the 2030 Notes. The net proceeds from this offering were approximately $487.8 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. The 2030 Notes were not issued at a substantial premium, therefore, the Company did not recognize an equity component at issuance. The effective interest rate during the three months ended June 30, 2026 was 0.49%.
The following table sets forth the conversion and redemption options with respect to the Notes outstanding as of June 30, 2026:

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
During the three months ended June 30, 2026, the Notes did not meet any of the circumstances that would allow for a conversion.
Based on the last reported sale price of the Company’s Class A common stock on June 30, 2026, the if-converted value of the 2029 Notes and 2030 Notes was $318.8 million and $310.6 million, respectively, which would not exceed the outstanding principal amounts.
The net carrying amounts of the Notes outstanding were as follows (in thousands):

	June 30, 2026	December 31, 2025
2029 Notes
Principal	$460,000	$460,000
Unamortized debt discount and debt issuance costs	(6,420)	(7,579)
Net carrying amount of liability component	$453,580	$452,421

2030 Notes
Principal	$500,000	$500,000
Unamortized debt discount and debt issuance costs	(10,264)	(11,458)
Net carrying amount of liability component	$489,736	$488,542
As of June 30, 2026, the total estimated fair value (which represents a Level 2 valuation) of the 2029 Notes and 2030 Notes was approximately $482.4 million and $490.2 million, respectively. The estimated fair value of the 2029 Notes and 2030 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2029 Notes and 2030 Notes in an over-the-counter market on the last trading day of the period.
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
Flexdrive Debt
The Company’s subsidiary, Flexdrive, has entered into various credit agreements, including a Loan and Security Agreement dated March 11, 2019 (as amended, “Non-revolving Loan”) and a Master Vehicle Acquisition Financing and Security Agreement dated February 7, 2020 (as amended, “Master Vehicle Loan”). As of June 30, 2026, the maximum commitment under the Non-revolving Loan was $19.0 million. The maximum principal amount to purchase vehicles under the Master Vehicle Loan was $50.0 million, with an option to request advances above the maximum, which were requested by Flexdrive and granted by the lender. The fair value of the Non-revolving Loan was immaterial as of December 31, 2025. The fair values of the Master Vehicle Loan were $100.9 million and $113.4 million, respectively, as of June 30, 2026 and December 31, 2025. These were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Flexdrive has a Vehicle Procurement Agreement (“VPA”) with a third-party vehicle procurement provider, which includes services such as providing interim financing. As of June 30, 2026, there was $59.6 million of outstanding borrowings from interim financings under the VPA, which is included within accrued and other current liabilities on the consolidated balance sheets.
All credit agreements are secured by vehicles financed under the respective facilities, with Lyft guaranteeing Flexdrive’s payment obligations under each. The Company was in compliance with all the applicable covenants as of June 30, 2026.
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
As of June 30, 2026, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.

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
During the three and six months ended June 30, 2026, the Company repurchased and subsequently retired 7.2 million and 28.5 million shares of Class A common stock, for an aggregate amount of $100.0 million and $400.0 million, respectively, excluding broker commissions and fees, which were not material. During the three and six months ended June 30, 2025, the Company repurchased and subsequently retired 12.8 million shares of Class A common stock, for an aggregate amount of $200.0 million, excluding broker commissions and fees, which were not material. The shares were repurchased at fair value with the par value of the shares retired charged against common stock and the remaining repurchase price allocated to additional paid-in capital on the condensed consolidated balance sheets. As of March 31, 2026, the 2025 Share Repurchase Program was complete and as of June 30, 2026, the Company had $850.0 million available to repurchase shares pursuant to the 2026 Share Repurchase Program.
The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax on net share repurchases is accrued and recorded to additional paid-in capital on the condensed consolidated balance sheets. During the three and six months ended June 30, 2026 and 2025, the excise tax was not material.
Common Stock Conversion
During the third quarter of 2025, shareholders voluntarily converted 8.5 million shares of Class B common stock, which constituted all of the Company’s outstanding shares of Class B common stock, into shares of Class A common stock on a one-for-one basis. Following the conversion, no Class B common stock were outstanding and no additional shares of Class B common stock could be issued.
In June 2026, the Company amended and restated the Certificate of Incorporation, eliminating the Class B common stock and reducing the total number of authorized shares of capital stock by 87.2 million.
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

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2025	26,341	$10.54	$510,228
Granted	17,588	13.69
Vested	(10,923)	13.89
Canceled	(2,399)	15.83
Unvested units as of June 30, 2026	30,607	$10.87	$447,174

As of June 30, 2026, the total unrecognized compensation cost was $196.6 million related to all unvested awards. The Company expects to recognize this expense over the remaining weighted-average period of approximately eleven months. All RSUs vest on the satisfaction of a service-based condition only.
Included in the grants for the six months ended June 30, 2026 are 1.2 million shares of PSUs. These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. All PSUs are subject to a continuous service condition in addition to certain performance criteria.
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
The Company recorded a provision for income taxes of $28.1 million and $33.6 million for the three and six months ended June 30, 2026, respectively, and $4.1 million and $7.4 million for the three and six months ended June 30, 2025, respectively. The effective tax rate was 35.8% and 34.2% for the three and six months ended June 30, 2026, respectively and 9.2% and 14.8% for the three and six months ended June 30, 2025, respectively. The provision for income taxes for the three and six months ended June 30, 2026 was primarily attributable to deferred tax expense on the utilization of U.S. deferred tax assets due to the lack of a valuation allowance in the current period and pre-tax book income in the U.S. resulting in federal and state income taxes offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized. The provision for income taxes for the three and six months ended June 30, 2025, was primarily attributable to pre-tax book income in the U.S. resulting in state income taxes offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
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

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income attributable to common stockholders, basic and diluted	$50,294	$40,314	$64,544	$42,881

Denominator
Weighted-average shares used in computing basic net income per share attributable to common stockholders	380,280	417,242	387,634	418,793
Effect of potentially dilutive common stock equivalents	6,054	5,711	6,735	5,344
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	386,334	422,953	394,369	424,137

Basic net income per share attributable to common stockholders	$0.13	$0.10	$0.17	$0.10
Diluted net income per share attributable to common stockholders	$0.13	$0.10	$0.16	$0.10
The following potentially dilutive outstanding shares were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	714	1,296	714	1,296
2029 Notes(1)	21,821	21,821	21,821	21,821
2030 Notes(1)	21,259	—	21,259	—
Performance-based restricted stock units	12,004	14,956	12,004	14,956
ESPP	2,399	1,416	2,399	1,416
Total	58,197	39,489	58,197	39,489
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
Financial and Operational Results for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	% Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$1,843.5	$1,588.2	16%
Net income	$50.3	$40.3	25%
Net income as a percentage of revenue	2.7%	2.5%
Net cash provided by operating activities	$349.9	$343.7	2%

Key Metrics and Non-GAAP Financial Measures
Active Riders	30.5	26.1	17%
Rides	262.4	234.8	12%
Gross Bookings	$5,504.2	$4,490.1	23%
Adjusted EBITDA(1)	$177.2	$129.4	37%
Net income as a percentage of Gross Bookings	0.9%	0.9%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	3.2%	2.9%
Free cash flow(1)(2)	$319.6	$329.4	(3)%
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
The increase in the number of Active Riders in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was due primarily to international expansion, improved retention and overall marketplace health.
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
The increase in Rides in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was due primarily to international expansion and overall marketplace health.
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
The increase in Gross Bookings in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to international expansion, and Rides growth which benefited from overall marketplace health.
Net income as a percentage of Gross Bookings and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 were primarily due to our focus on cost discipline as growth in Gross Bookings outpaced growth in total costs and expenses, along with Rides growth and overall marketplace health. Net income as a percentage of Gross Bookings was partially offset by the increase in the provision for income taxes.
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
Sales and Marketing
Sales and marketing expenses primarily consist of rider incentives, personnel-related compensation costs, certain driver incentives, advertising expenses, rider refunds, amortization of certain intangible assets and marketing partnerships with third parties. Incentive programs are intended to improve our marketplace. Sales and marketing costs are expensed as incurred.
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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$1,843,544	$1,588,183	$3,494,033	$3,038,355
Costs and expenses
Cost of revenue	926,421	935,734	1,790,565	1,798,608
Operations and support	128,708	117,433	253,063	223,768
Research and development	119,220	109,325	243,372	221,820
Sales and marketing	319,986	190,922	592,922	372,939
General and administrative	301,643	232,339	571,879	447,639
Total costs and expenses	1,795,978	1,585,753	3,451,801	3,064,774
Income (loss) from operations	47,566	2,430	42,232	(26,419)
Interest expense	(5,471)	(5,032)	(10,696)	(11,182)
Other income, net	36,300	46,989	66,628	87,906
Income before income taxes	78,395	44,387	98,164	50,305
Provision for income taxes	28,101	4,073	33,620	7,424
Net income	$50,294	$40,314	$64,544	$42,881
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	50.3	58.9	51.2	59.2
Operations and support	7.0	7.4	7.2	7.4
Research and development	6.5	6.9	7.0	7.3
Sales and marketing	17.4	12.0	17.0	12.3
General and administrative	16.4	14.6	16.4	14.7
Total costs and expenses	97.4	99.8	98.8	100.9
Income (loss) from operations	2.6	0.2	1.2	(0.9)
Interest expense	(0.3)	(0.3)	(0.3)	(0.4)
Other income, net	2.0	3.0	1.9	2.9
Income before income taxes	4.3	2.8	2.8	1.7
Provision for income taxes	1.5	0.3	1.0	0.2
Net income	2.7%	2.5%	1.8%	1.4%
Comparison of the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Revenue	$1,843,544	$1,588,183	16%	$3,494,033	$3,038,355	15%
Revenue increased $255.4 million, or 16%, in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due primarily to an increase of 12% in Rides and 17% in Active Riders, and international expansion.

Investments in driver supply, which are recorded as a reduction to revenue, increased for the quarter ended June 30, 2026 as compared to the same quarter in the prior year to maintain marketplace balance.
Revenue increased $455.7 million, or 15%, in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due primarily to an increase of 10% in Rides and international expansion. Investments in driver supply, which are recorded as a reduction to revenue, decreased for the six months ended June 30, 2026 as compared to the same period in the prior year as driver supply on the platform benefited from organic growth and drivers spending more time on the platform.
We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of shared bikes and scooters.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Cost of revenue	$926,421	$935,734	(1)%	$1,790,565	$1,798,608	—%
Cost of revenue remained relatively flat in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Cost of revenue included a decrease in insurance costs stemming from a cost per mile decrease due to California’s rideshare insurance reform bill, SB 371, and favorable changes in estimates resulting from new developments in claims originating from prior years, offset by higher ride volume.
Cost of revenue remained relatively flat in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Cost of revenue included a decrease in insurance costs stemming from a cost per mile decrease due to California’s rideshare insurance reform bill, SB 371, and favorable changes in estimates resulting from new developments in claims originating from prior years, offset by higher ride volume.
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
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Operations and support	$128,708	$117,433	10%	$253,063	$223,768	13%
Operations and support expenses increased $11.3 million, or 10%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to increases in bikes and scooters fleet operations support costs and personnel-related costs driven by increased headcount primarily due to international expansion.

Operations and support expenses increased $29.3 million, or 13%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to increases in bikes and scooters fleet operations support costs and personnel-related costs driven by increased headcount primarily due to international expansion.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Research and development	$119,220	$109,325	9%	$243,372	$221,820	10%
Research and development expenses increased $9.9 million, or 9%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to personnel-related costs driven by increased headcount.

Research and development expenses increased $21.6 million, or 10%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to personnel-related costs driven by increased headcount.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Sales and marketing	$319,986	$190,922	68%	$592,922	$372,939	59%
Sales and marketing expenses increased $129.1 million, or 68%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to investments in rider engagement including (i) a $87.0 million increase of costs related to our incentive programs from $99.9 million for the three months ended June 30, 2025 to $186.9 million for the three months ended June 30, 2026 and (ii) a $21.1 million increase in marketing partnerships with third parties.
Sales and marketing expenses increased $220.0 million, or 59%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to investments in rider engagement including (i) a $167.8 million increase of costs related to our incentive programs from $183.7 million for the six months ended June 30, 2025 to $351.5 million for the six months ended June 30, 2026 and (ii) a $37.7 million increase in marketing partnerships with third parties.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
General and administrative	$301,643	$232,339	30%	$571,879	$447,639	28%
General and administrative expenses increased $69.3 million, or 30%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to a $39.2 million net increase in certain loss contingencies related to legal and tax accruals and settlements. There were also increases in personnel-related costs driven by increased headcount and consulting and advisory costs.
General and administrative expenses increased $124.2 million, or 28%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to a $76.2 million net increase in certain loss contingencies including legal and tax accruals and settlements. There were also increases in personnel-related costs driven by increased headcount and consulting and advisory costs. These increases were partially offset by a decrease in stock-based compensation.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Interest expense	$(5,471)	$(5,032)	9%	$(10,696)	$(11,182)	(4)%
Interest expense increased $0.4 million, or 9%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Interest expense decreased $0.5 million, or 4%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Other income, net	$36,300	$46,989	(23)%	$66,628	$87,906	(24)%
Other income, net decreased $10.7 million, or 23%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was primarily due to decreases from foreign currency exchange and interest income. These decreases were partially offset by a gain related to our equity method investments.
Other income, net decreased $21.3 million, or 24%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This was primarily due to decreases in interest income and foreign currency exchange.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Provision for income taxes	$28,101	$4,073	590%	$33,620	$7,424	353%
Provision for income taxes increased $24.0 million, or 590%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily due to the impact of the release of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2025.
Provision for income taxes increased $26.2 million, or 353%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to the impact of the release of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2025.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)
Adjusted EBITDA is a key performance measure and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is a key metric, both of which our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. Net income is the most directly comparable financial measure to Adjusted EBITDA.
We calculate Adjusted EBITDA as net income, adjusted for:
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
For more information regarding the limitations of Adjusted EBITDA, Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) and a reconciliation of net income to Adjusted EBITDA, see the section titled “Reconciliation of Non-GAAP Financial Measures”.
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
Net income is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net income to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$50.3	$40.3	$64.5	$42.9
Adjusted to exclude the following:
Interest expense(1)	6.5	6.2	12.7	13.6
Other income, net	(36.3)	(47.0)	(66.6)	(87.9)
Provision for income taxes	28.1	4.1	33.6	7.4
Depreciation and amortization	38.8	30.6	75.4	64.2
Stock-based compensation	76.6	82.1	163.4	175.3
Payroll tax expense related to stock-based compensation	3.3	3.9	8.6	7.9
Sublease income	—	0.1	0.4	0.1
Costs related to acquisitions, divestitures and other corporate matters	7.9	9.1	13.1	12.3
Certain legal, tax, and regulatory reserve changes and settlements	2.1	—	4.8	—
Adjusted EBITDA(2)	$177.2	$129.4	$310.0	$235.9
Gross Bookings	$5,504.2	$4,490.1	$10,450.2	$8,652.5
Net income as a percentage of Gross Bookings	0.9%	0.9%	0.6%	0.5%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	3.2%	2.9%	3.0%	2.7%
_______________
(1)Includes $1.0 million and $2.0 million related to the interest component of vehicle related finance leases within cost of revenue in the three and six months ended June 30, 2026, respectively. Includes $1.2 million and $2.5 million related to the interest component of vehicle related finance leases within cost of revenue in the three and six months ended June 30, 2025, respectively.
(2)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net cash provided by operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net cash provided by operating activities	$349.9	$343.7	$657.6	$631.0
Less: purchases of property and equipment and scooter fleet	(30.3)	(14.3)	(50.7)	(20.8)
Free cash flow(1)	$319.6	$329.4	$606.9	$610.2
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$657,604	$630,962
Net cash (used in) provided by investing activities	(64,558)	496,262
Net cash used in financing activities	(528,655)	(699,272)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(4,831)	1,120
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$59,560	$429,072
Operating Activities
Cash provided by operating activities was $657.6 million for the six months ended June 30, 2026, which consisted of net income of $64.5 million adjusted for $238.4 million of non-cash items, and changes in working capital of $354.7 million. Net income improved from $42.9 million for the six months ended June 30, 2025 to $64.5 million for the six months ended June 30, 2026 as a result of increased revenue and continued cost discipline. Non-cash adjustments primarily consisted of stock-based compensation expense of $163.4 million, and depreciation and amortization expense of $75.4 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to an increase in ride volume in the first half of 2026 compared to prior periods, partially offset by a decrease in cost per mile as a result of California’s rideshare insurance reform bill, SB 371, as well as favorable developments in claims originating from prior years, (ii) an increase in insurance related accruals and (iii) a decrease in insurance related assets primarily due to amortization. There was also an increase in certain loss contingencies, including legal accruals.
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
Investing Activities
Cash used in investing activities was $64.6 million for the six months ended June 30, 2026, which primarily consisted of purchases of marketable securities of $1.8 billion, cash paid for acquisitions, net of cash acquired of $54.3 million and purchases of property and equipment and scooter fleet of $50.7 million, partially offset by proceeds from maturities of marketable securities of $1.5 billion, sales of marketable securities of $288.1 million and sales of property and equipment of $37.6 million.

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
Financing Activities
Cash used in financing activities was $528.7 million for the six months ended June 30, 2026, which primarily consisted of repurchases of Class A common stock of $400.0 million, taxes paid related to net share settlement of equity awards of $66.4 million, repayment of loans of $44.0 million and principal payments on finance lease obligations of $23.1 million.
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
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of approximately $1.1 billion and short-term investments of approximately $656.6 million, exclusive of restricted cash and cash equivalents and restricted investments of $2.1 billion, and $420.0 million available to draw under our revolving credit facility, as described below. We believe our existing cash, cash equivalents, and short term investments, along with the available borrowings under our revolving credit facility will provide sufficient liquidity to meet our working capital needs, inclusive of short-term commitments such as capital expenditure needs, for at least the next 12 months. The portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
Debt
On November 3, 2022, we entered into a Revolving Credit Agreement with certain lenders which provides for a $420 million senior secured revolving credit facility, with a sublimit of $168 million for the issuance of letters of credit (as amended to date, the “Revolving Credit Facility”), maturing on November 3, 2027. As of June 30, 2026, no amounts have been drawn under the Revolving Credit Facility. Our available credit under the Revolving Credit Facility is reduced by $61.3 million in letters of credit issued under the Revolving Credit Facility as of June 30, 2026. Refer to Note 11 “Debt” to the condensed consolidated financial statements for further discussion on the Revolving Credit Facility, including covenant requirements.
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
Restricted Assets
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust assets as of June 30, 2026 and December 31, 2025 were $2.1 billion and $1.9 billion, respectively.
Share Repurchase
In February 2026, our board of directors authorized a share repurchase program for the repurchase of up to $1.0 billion of our Class A common stock (the “2026 Share Repurchase Program”). Under the 2026 Share Repurchase Program, we repurchased $150.0 million of our Class A common stock and $850.0 million remained available as of June 30, 2026. We have entered into, and from time to time expect to enter into, Rule 10b5-1 trading plans to facilitate the repurchase of shares under the authorization. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Refer to Note 12 “Common Stock” to the condensed consolidated financial statements for information regarding the 2026 Share Repurchase Program.
We plan to continue to focus on and actively manage our cash balances and liquidity, capital expenditures, working capital and operating expenses. In particular, we continue to actively monitor the impact of the uncertain macroeconomic environment, including credit markets, inflation and interest rates, and have made adjustments to our expenses and cash flow.

Our future capital requirements will depend on many factors, including, but not limited to our growth, the effectiveness of our efforts to align our expenses with our current operating needs and short-term commitments, our ability to attract and retain drivers and riders on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, potential strategic transactions including acquisitions of businesses, new technologies, services and other assets, actual insurance payments for which we have made reserves, and the expansion of sales and marketing activities, as well as satisfaction of our obligations with respect to indebtedness. See the section titled “Risk Factors” including the subsection titled “Risk Factors—Risks Related to Financing and Transactional Factors” included in Part 2, Item 1A in this Quarterly Report on Form 10-Q for additional discussion of risks that our business faces.
Contractual Obligations and Commitments
As of June 30, 2026, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Risk
As of June 30, 2026, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.8 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, and U.S. government and agency securities, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $2.1 billion. As of June 30, 2026, we had long-term debt of $1.0 billion, which primarily consisted of the fixed-rate 2029 Notes we issued in February 2024 and the 2030 Notes which have a 0% interest rate issued in September 2025. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
While we remain focused on operating efficiently, our expenses may increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, including new geographies, and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance and industry-wide sectoral bargaining for rideshare drivers. Due to various factors, including inflation, we anticipate that our insurance costs will fluctuate or continue to increase, which will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, our purchase and/or operation of AVs and related infrastructure, and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of June 30, 2026, we had $196.6 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately eleven months. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
The U.S. ridesharing market was introduced in 2012 and has continued to grow over time. We have since expanded to markets outside the U.S. which have grown over time. However, it is uncertain to what extent the markets will continue to grow, if at all. New technologies and changing consumer preferences may decrease growth rates or shift the ridesharing market and demand for ridesharing services. For example, certain of our markets are more mature than others and the growth of ridesharing in those markets may slow or decline. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is continuing to develop and change, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success depends to a substantial extent on the willingness of people to widely adopt and continue to use ridesharing and our other offerings across a variety of use cases, as well as our ability to continue to expand our business to new users and in new markets, and to shift our business model in line with consumer preferences. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them or continue to use them as a result of concerns regarding public health or safety, affordability, longer-term behavioral and social shifts, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations in certain markets if, among other reasons, such markets are not developing as we expected. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
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
We require drivers to carry automobile insurance in most countries we offer services in, and in many cases we also procure insurance on behalf of drivers. In cases where we also procure insurance, from the time a driver becomes available to accept rides until the driver logs off and is no longer available to accept rides, we, through our wholly-owned insurance subsidiary and deductibles, often bear substantial financial risk with respect to auto-related incidents, which may include auto liability coverages, uninsured and underinsured motorist, auto physical damage, first party injury coverages including personal injury protection under U.S. state law and general business liabilities up to certain limits. To comply with insurance regulatory requirements in jurisdictions we operate in, we procure a number of third-party insurance policies which provide the required coverage in such jurisdictions. In nearly all U.S. states, our insurance subsidiary reinsures a portion, which may change from time to time, of the auto-related risk from some third-party insurance providers. In connection with our reinsurance and deductible arrangements, we deposit funds into trust accounts with a third-party financial institution from which some third-

party insurance providers are reimbursed for claims payments. As we continue to expand our international footprint, we face increasingly complex and diverse regulatory insurance frameworks. If we fail to comply with these evolving regulatory frameworks, or if our third-party insurance providers or claims administrators become insolvent or otherwise fail to fulfill their obligations, we may be exposed to significant unmitigated losses. Such events could materially and adversely affect our business, financial condition, and results of operations.
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
Although we have developed systems and processes designed to protect our users’ data and prevent breaches and incidents, these measures cannot guarantee total security or prevent incidents from impacting our platform. Our information technology and infrastructure are subject to cyberattacks, breaches and incidents, including ransomware or other malware, which have resulted in and may result in interruptions to our operations or unavailability of our platform. Further, unauthorized parties or authorized third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties and acquiring or partnering with other companies, we increasingly have employees or third-party relationships in jurisdictions outside the U.S., or expand work-from-home practices of our employees, our exposure to cyberattacks, breaches and incidents may increase. As a result of conflicts such as the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others. Further, employee and service provider error, malfeasance or other vulnerabilities, bugs or errors in the storage, use or transmission of personal information could result in an actual or perceived breach or incident. Increasing use of AI tools, including for the identification and exploitation of vulnerabilities, may increase the likelihood of security breaches and incidents occurring and the scope and impact of breaches and incidents that do occur. In the past, there have been allegations regarding violations of our policies restricting access to personal information we store, and we may be subject to these types of allegations in the future. Our service providers also face various security threats, and we and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks, breaches and incidents.
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
Our Express Drive program and planned future fleet businesses and operations expose us to certain risks, including reductions in the utilization of vehicles in the fleets.
Our independently managed subsidiary, Flexdrive operates a portion of the Express Drive vehicle rental program for drivers and sources its fleet from a range of auto manufacturers. In order to operate the Express Drive vehicle rental program, we rely on these auto manufacturers to provide vehicles. To the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing cars or decline to provide cars to Flexdrive on terms or at prices consistent with past agreements, Flexdrive may be unable to obtain a sufficient number of vehicles for Lyft to operate the Express Drive business without significantly increasing fleet costs or reducing volumes. In addition, we have established environmental programs that may limit the range of auto manufacturers or vehicles that Flexdrive can source or purchase from, which would limit our ability to find alternative sources. In the event of natural disasters or public health crises or pandemics, operating rental locations may be difficult or impossible. Flexdrive’s ability to make vehicles available for rent through the Express Drive program, or demand for the Express Drive Program, has been and could be adversely affected, resulting in reduced utilization of the vehicles in the fleets, which would adversely affect our profitability.

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
Flexdrive has also begun providing autonomous vehicle fleet management services where we operate fleets of AV vehicles for AV manufacturer partners. These services may include commitments related to vehicle availability, maintenance, charging, cleaning, staging and depot operations. Failure of Flexdrive’s ability to meet its service obligations in whole or in part could harm our reputation, expose us to liability, including contractual claims and litigation, increase our operating costs and adversely affect our relationships with AV partners.
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
We use artificial intelligence (“AI”) (including machine learning and automated decision making) for our internal work streams and productivity as well as in our platform, offerings, services and features, which may present additional risks, including risks inherent in its use. We are making investments in expanding our AI and agentic capabilities in our platform, offerings, services and features, including ongoing deployment and improvement of existing machine learning, AI and agentic technologies, as well as developing new features using AI technologies, including, for example, generative AI. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create discriminatory outcomes. AI algorithms may use third-party inputs with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or fully addressed by federal or state regulations. The U.S. and other countries are considering comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that the European Union (the “EU”) has adopted the first such framework in its Artificial Intelligence Act. Other government bodies in the U.S. and other countries also have proposed, and in certain cases enacted, laws and regulations imposing transparency and other compliance obligations for AI. Any failure or perceived failure by us or our service providers to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning, automated decision making, and algorithms, have and could impair the operationality or acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
If we are not able to successfully develop new offerings on our platform and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.
Our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and increase utilization of our offerings will depend in part on our ability to successfully create and introduce new offerings and to improve upon and enhance our existing offerings. As a result, we may introduce significant changes to our existing offerings or develop and introduce new and unproven offerings. If these new or enhanced offerings are unsuccessful, including as a result of any inability to obtain and maintain required permits or authorizations or other regulatory constraints or because they fail to generate sufficient return on our investments, our business, financial condition and results of operations could be adversely affected. Furthermore, new driver or rider demands regarding service or platform features, the availability of superior competitive offerings or a deterioration in the quality of our offerings or our ability to bring new or enhanced offerings to market quickly and efficiently could negatively affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our offerings or our business model. In addition, we frequently experiment with and test different offerings and marketing strategies, and some features we have launched in the past include Women+ Connect, Price Lock, Lyft Teen and our Lyft fee cap. If our experiments and tests are unsuccessful, or if the offerings and strategies we introduce based on the results of such experiments and tests do not perform as expected, our ability to attract new qualified drivers and new riders, retain existing qualified drivers and existing riders and maintain or increase utilization of our offerings may be adversely affected.
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
We have also incurred, and may in the future incur, losses from fraud and other misuse of our platform by drivers and riders. As an example of losses, we have previously and continue to experience reduced revenue from actual and alleged fraudulent rides fulfilled and miles traveled in connection with our Concierge offering. If we are unable to adequately anticipate and address such misuse either through increased controls, platform solutions or other means, our partner relationships, business, financial condition and results of operations could be adversely affected.
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
We have integrations with a variety of productivity, collaboration, travel, data management and security vendors. As our offerings expand and evolve, including to the extent we continue to develop autonomous technology or continue to expand into new geographies, we may have an increasing number of integrations with other third-party applications, products and services. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors or technology partners may take actions which disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate and distribute our platform. As our respective products evolve, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, our products, platform, business, financial condition and results of operations could be adversely affected.
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
In February 2026, we authorized the 2026 Share Repurchase Program for the repurchase of up to $1.0 billion of our Class A common stock, in addition to the amounts that remained available under our 2025 Share Repurchase Program authorized in February 2025 (the “2025 Share Repurchase Program”) under which we were authorized to repurchase a total of $750 million of our Class A common stock. The 2026 Share Repurchase Program has $850.0 million remaining available for repurchases as of June 30, 2026, and the 2025 Share Repurchase Program was completed as of March 31, 2026. Under existing or any future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions, in accordance with applicable federal securities laws. Our Share Repurchase Programs generally have no time limit, do not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, business and market conditions, compliance with applicable legal requirements, such as Delaware surplus and solvency tests, management discretion, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. The existence of a share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our Share Repurchase Programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of our Share Repurchase Programs. Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements, and we may fail to realize the anticipated long-term stockholder value of our Share Repurchase Programs.
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
The ridesharing industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and certain jurisdictions have adopted rules governing minimum driver earnings for ridesharing platforms. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings and engagement. Recently, the City of New York enacted a law pertaining to driver deactivations that could undermine our safety initiatives and our contractual relationships with users on our platform. We initiated a lawsuit against the City of New York in federal court to challenge this law on constitutional grounds and a preliminary injunction has been granted temporarily blocking the City of New York from enforcing the law. We are continuing to pursue a permanent injunction. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we face new regulations targeted at artificial intelligence and automated decision making technologies, which may impose operational and regulatory requirements relating to our technology. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, flexible work arrangements, new offerings on our platform or from strategic transactions. Further, weaknesses or deficiencies in our disclosure controls or our internal control over financial reporting have been discovered in the past, and other weaknesses or deficiencies may be discovered in the future. Our disclosure controls and procedures or our internal control over financial reporting are not expected to prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets, joint ventures and strategic investments that complement our business, such as our recent acquisitions, as well as divestitures, partnerships and other transactions. We have previously acquired and invested in, and we continue to seek to acquire and invest in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new offerings, new geographies and other opportunities that operate in relatively nascent markets. We also may explore investments in new technologies, which we may develop or other parties may develop. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities.
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
In February 2024 and September 2025, we issued our 2029 Notes and 2030 Notes, respectively, in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Loan and Security Agreement, as amended, with a third-party lender, a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of June 30, 2026, we had $1.0 billion of indebtedness for borrowed money outstanding. In November 2022, we also entered into a revolving credit facility (the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of June 30, 2026, and $61.3 million in letters of credit were issued under the Revolving Credit Facility as of June 30, 2026. On December 12, 2023, we entered into an amendment to the Revolving Credit Facility which, among other things, permitted us to refinance the 2025 Notes and amends certain financial covenants. On February 21, 2024, the Revolving Credit Facility was further amended to, among other things: (a) solely for the purposes of the financial covenant test, replace total leverage with total net leverage and (b) permit us to repurchase up to a specified amount of the Company’s common stock with the proceeds of a convertible note offering. See Note 11 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2026 (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
April 1 - 30, 2026	2,723	$14.02	2,723	$911,817
May 1 - 31, 2026	2,641	$13.75	2,641	$875,503
June 1 - 30, 2026	1,814	$14.06	1,814	$850,000
Total	7,178		7,178
_______________
(1)Average price paid per share excludes broker commissions and fees.
(2)On February 10, 2026, we announced that our board of directors authorized the 2026 Share Repurchase Program to repurchase an additional $1 billion of our Class A common stock. The 2026 Share Repurchase Program has no expiration date. Please refer to Note 12 “Common Stock” to the condensed consolidated financial statements for further information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted and terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On June 2, 2026, Lindsay Llewellyn, our Chief Legal Officer, as trustee of The Lindsay C. Llewellyn Living Trust dated July 7, 2023, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to (i) 144,677 shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Llewellyn, less any shares to be withheld to satisfy applicable tax withholdings, (ii) 292,421 shares of Class A common stock, if any, issued upon the vesting and settlement of PSUs granted to Ms. Llewellyn (with the number of shares issued to Ms. Llewellyn and therefore sold to be determined based upon the satisfaction of performance conditions to which the PSUs are subject), less any shares to be withheld and to satisfy applicable tax withholdings and (iii) additional shares of Class A common stock issuable upon the vesting and settlement of PSUs and RSUs granted to Ms. Llewellyn subsequent to the adoption of the trading arrangement and prior to August 20, 2027. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2027, or earlier if all transactions under the trading arrangement are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38846	3.1	6/4/2026

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL.
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	August 6, 2026	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Erin Brewer
Chief Financial Officer (Principal Financial Officer)