Form 10-Q
period 2026-09-30
Lyft, Inc.
filed 2026-11-06
CIK 1759509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 30, 2026, the number of shares of the registrant’s Class A common stock outstanding was 377,896,271.

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
•our expectations regarding outstanding and potential litigation and settlements, including with respect to the classification of drivers on our platform;
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
•our expectations concerning macroeconomic conditions, including the impact of inflation, actual or proposed tariffs, uncertainty in the global banking and financial services markets and public health crises;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lyft, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,308,869	$1,132,009
Short-term investments	595,993	705,172
Prepaid expenses and other current assets	1,064,537	1,082,334
Total current assets	2,969,399	2,919,515
Restricted cash and cash equivalents	833,374	705,361
Restricted investments	1,313,166	1,230,758
Investments	44,228	47,066
Property and equipment, net	419,572	418,530
Operating lease right-of-use assets	156,812	165,579
Intangible assets, net	159,299	178,944
Goodwill	491,327	439,754
Deferred tax assets	2,871,311	2,906,135
Other assets	22,035	18,411
Total assets	$9,280,523	$9,030,053
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$106,297	$120,464
Insurance reserves	2,302,867	2,180,426
Accrued and other current liabilities	2,486,356	2,196,863
Operating lease liabilities, current	31,782	28,068
Total current liabilities	4,927,302	4,525,821
Operating lease liabilities	148,101	159,904
Long-term debt, net of current portion	999,515	1,002,404
Other liabilities	224,732	68,401
Total liabilities	6,299,650	5,756,530
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 18,000,000 Class A shares authorized as of September 30, 2026 and December 31, 2025; 379,216 and 400,856 Class A shares issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively; no Class B shares authorized as of September 30, 2026 and 87,220 Class B shares authorized as of December 31, 2025; no Class B shares issued and outstanding as of September 30, 2026 and December 31, 2025	4	4
Additional paid-in capital	10,359,261	10,687,017
Accumulated other comprehensive (loss) income	(19,082)	625
Accumulated deficit	(7,359,310)	(7,414,123)
Total stockholders’ equity	2,980,873	3,273,523
Total liabilities and stockholders’ equity	$9,280,523	$9,030,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,821,822	$1,685,195	$5,315,855	$4,723,550
Costs and expenses
Cost of revenue	871,401	927,221	2,661,966	2,725,829
Operations and support	134,040	131,424	387,103	355,192
Research and development	109,069	109,615	352,441	331,435
Sales and marketing	381,998	243,317	974,920	616,256
General and administrative	344,692	250,565	916,571	698,204
Total costs and expenses	1,841,200	1,662,142	5,293,001	4,726,916
(Loss) income from operations	(19,378)	23,053	22,854	(3,366)
Interest expense	(8,407)	(4,742)	(19,103)	(15,924)
Other income, net	33,643	25,804	100,271	113,710
Income before income taxes	5,858	44,115	104,022	94,420
Provision for (benefit from) income taxes	15,589	(1,959)	49,209	5,465
Net (loss) income	$(9,731)	$46,074	$54,813	$88,955
Net (loss) income per share attributable to common stockholders
Basic	$(0.03)	$0.11	$0.14	$0.21
Diluted	$(0.03)	$0.11	$0.14	$0.21
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders
Basic	378,540	405,679	384,570	414,374
Diluted	378,540	412,674	391,259	420,268
Stock-based compensation included in costs and expenses:
Cost of revenue	$4,405	$4,398	$18,317	$17,337
Operations and support	1,944	2,179	8,267	7,302
Research and development	23,759	27,633	98,791	99,790
Sales and marketing	2,832	3,565	11,418	12,894
General and administrative	20,971	28,810	80,549	104,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(9,731)	$46,074	$54,813	$88,955
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,081)	3,759	(13,043)	7,430
Unrealized (loss) gain on marketable securities	(2,612)	1,841	(6,664)	1,249
Other comprehensive (loss) income	(3,693)	5,600	(19,707)	8,679
Comprehensive (loss) income	$(13,424)	$51,674	$35,106	$97,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2026
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	400,856	$4	$10,687,017	$(7,414,123)	$625	$3,273,523
Issuance of common stock upon settlement of restricted stock units	5,447	—	—	—	—	—
Shares withheld related to net share settlement	(2,496)	—	(34,699)	—	—	(34,699)
Repurchase and retirement of common stock	(21,276)	—	(303,019)	—	—	(303,019)
Stock-based compensation	—	—	86,878	—	—	86,878
Other comprehensive loss	—	—	—	—	(10,997)	(10,997)
Net income	—	—	—	14,250	—	14,250
Balance as of March 31, 2026	382,531	$4	$10,436,177	$(7,399,873)	$(10,372)	$3,025,936
Issuance of common stock upon settlement of restricted stock units	5,476	—	—	—	—	—
Shares withheld related to net share settlement	(2,404)	—	(31,691)	—	—	(31,691)
Issuance of common stock under employee stock purchase plan	745	—	8,214	—	—	8,214
Repurchase and retirement of common stock	(7,178)	—	(100,643)	—	—	(100,643)
Stock-based compensation	—	—	76,553	—	—	76,553
Other comprehensive loss	—	—	—	—	(5,017)	(5,017)
Net income	—	—	—	50,294	—	50,294
Balance as of June 30, 2026	379,170	$4	$10,388,610	$(7,349,579)	$(15,389)	$3,023,646
Issuance of common stock upon settlement of restricted stock units	5,055	—	—	—	—	—
Shares withheld related to net share settlement	(1,902)	—	(33,133)	—	—	(33,133)
Repurchase and retirement of common stock	(3,107)	—	(50,127)	—	—	(50,127)
Stock-based compensation	—	—	53,911	—	—	53,911
Other comprehensive loss	—	—	—	—	(3,693)	(3,693)
Net loss	—	—	—	(9,731)	—	(9,731)
Balance as of September 30, 2026	379,216	$4	$10,359,261	$(7,359,310)	$(19,082)	$2,980,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	418,005	$4	$11,035,246	$(10,258,131)	$(10,103)	$767,016
Issuance of common stock upon settlement of restricted stock units	4,157	—	—	—	—	—
Shares withheld related to net share settlement	(1,814)	—	(24,294)	—	—	(24,294)
Stock-based compensation	—	—	93,158	—	—	93,158
Other comprehensive loss	—	—	—	—	(332)	(332)
Net income	—	—	—	2,567	—	2,567
Balance as of March 31, 2025	420,348	$4	$11,104,110	$(10,255,564)	$(10,435)	$838,115
Issuance of common stock upon settlement of restricted stock units	5,331	—	—	—	—	—
Shares withheld related to net share settlement	(2,329)	—	(37,201)	—	—	(37,201)
Issuance of common stock under employee stock purchase plan	529	—	7,304	—	—	7,304
Repurchase and retirement of common stock	(12,773)	—	(201,369)	—	—	(201,369)
Stock-based compensation	—	—	82,102	—	—	82,102
Other comprehensive income	—	—	—	—	3,411	3,411
Net income	—	—	—	40,314	—	40,314
Balance as of June 30, 2025	411,106	$4	$10,954,946	$(10,215,250)	$(7,024)	$732,676
Issuance of common stock upon settlement of restricted stock units	5,308	—	—	—	—	—
Shares withheld related to net share settlement	(2,197)	—	(34,204)	—	—	(34,204)
Repurchase and retirement of common stock	(12,752)	—	(201,746)	—	—	(201,746)
Purchase of capped call	—	—	(41,950)	—	—	(41,950)
Stock-based compensation	—	—	66,585	—	—	66,585
Other comprehensive income	—	—	—	—	5,600	5,600
Net income	—	—	—	46,074	—	46,074
Balance as of September 30, 2025	401,465	$4	$10,743,631	$(10,169,176)	$(1,424)	$573,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$54,813	$88,955
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	115,248	97,962
Stock-based compensation	217,342	241,845
Deferred income tax	30,092	(999)
Amortization of premium on marketable securities	450	169
Accretion of discount on marketable securities	(39,859)	(54,297)
Amortization of debt discount and issuance costs	3,564	2,450
Loss on sale and disposal of assets, net	8,708	4,989
Other	(4,139)	(4,764)
Changes in operating assets and liabilities, net effects of acquisition
Prepaid expenses and other assets	31,648	(6,249)
Operating lease right-of-use assets	22,837	20,001
Accounts payable	(16,496)	9,453
Insurance reserves	122,441	369,225
Accrued and other liabilities	461,376	179,227
Lease liabilities	(21,985)	(25,754)
Net cash provided by operating activities	986,040	922,213
Cash flows from investing activities
Purchases of marketable securities	(2,578,243)	(2,532,663)
Proceeds from sales of marketable securities	431,819	567,445
Proceeds from maturities of marketable securities	2,206,150	2,474,806
Proceeds from maturities of term deposits	—	2,194
Purchases of property and equipment and scooter fleet	(84,476)	(34,220)
Sales of property and equipment	50,674	43,134
Cash paid for acquisitions, net of cash acquired	(69,141)	(202,908)
Cash received from divestiture of equity method investment	15,499	—
Other investing activities	(7,011)	(1,330)
Net cash (used in) provided by investing activities	(34,729)	316,458
Cash flows from financing activities
Repayment of loans	(62,324)	(47,855)
Payment for settlement of convertible senior notes due 2025	—	(390,719)
Proceeds from issuance of convertible senior notes due 2030	—	500,000
Payment of debt issuance costs	—	(11,250)
Purchase of capped calls	—	(41,950)
Repurchase of Class A common stock	(450,000)	(400,000)
Proceeds from common stock issuances	8,214	7,304
Taxes paid related to net share settlement of equity awards	(99,523)	(95,699)
Principal payments on finance lease obligations	(34,010)	(30,804)
Other financing activities	(3,384)	(396)
Net cash used in financing activities	(641,027)	(511,369)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(5,411)	880
Net increase in cash, cash equivalents and restricted cash and cash equivalents	304,873	728,182
Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	1,837,370	946,040
End of period	$2,142,243	$1,674,222
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyft, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$1,308,869	$1,305,908
Restricted cash and cash equivalents	833,374	368,314
Total cash, cash equivalents and restricted cash and cash equivalents	$2,142,243	$1,674,222

Non-cash investing and financing activities
Financed vehicles acquired	$46,215	$27,726
Purchases of property and equipment and scooter fleet not yet settled	5,595	4,909
Right-of-use assets acquired under finance leases	16,619	22,438
Right-of-use assets acquired under operating leases	9,448	5,674
Remeasurement of finance and operating lease right-of-use assets	(5,851)	(5,822)
Repurchase of Class A common stock, including excise tax, accrued and not yet paid	3,159	2,719
Debt issuance costs not yet paid	—	979
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
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The Company has concluded that consolidated net (loss) income is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on consolidated net (loss) income as reported in the condensed consolidated statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the primary condensed consolidated financial statements herein.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which updates the capitalization criteria for internal-use software development costs and removes references to software development stages. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company early adopted this ASU on January 1, 2026 on a prospective basis. This ASU did not have a material impact to the Company’s condensed consolidated financial statements and related disclosures.
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
The Company also generates rental revenue from Flexdrive and its network of shared bikes and scooters, which is recognized in accordance with Accounting Standards Codification Topic 842 (“ASC 842”). Rental revenue recognized in accordance with ASC 842 was less than 10% of revenue for the three and nine months ended September 30, 2026 and 2025.

 4. Acquisitions
Acquisition of TBR Global Chauffeuring
On October 14, 2025, the Company completed the acquisition of 100% of the outstanding equity of TheBookingRoomGroup Limited (d/b/a TBR Global Chauffeuring or “TBR”), a global premium ground transportation and chauffeur service company, for a total purchase price of £86.4 million ($115.2 million), inclusive of an immaterial amount of contingent consideration. The acquisition, which was accounted for as a business combination, strengthens Lyft’s position in the high-value premium chauffeur space and creates an opportunity to combine Lyft’s global platform and technology expertise with TBR’s bespoke service. The Company finalized the valuation of assets acquired and liabilities assumed for the acquisition of TBR as of September 30, 2026.
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
The Company recorded intangible assets at their fair value, which consisted of the following (in thousands):

	Estimated Useful Life (in Years)	Gross Carrying Amount
Developed technology	5.0	$57,519
User and driver relationships	4.0	40,263
Trade name licensing agreement	3.0	3,452
Total intangible assets		$101,234
 5. Goodwill
The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2026 (in thousands):

Balance as of December 31, 2025	$439,754
Additions(1)	60,047
Foreign currency translation and other adjustments	(8,474)
Balance as of September 30, 2026	$491,327
_______________
(1)During the nine months ended September 30, 2026, the Company completed certain acquisitions, primarily the acquisition of Gett UK. The transactions were accounted for as business combinations and were not material to the condensed consolidated financial statements.
 6. Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company’s cash equivalents and investments as of the dates indicated (in thousands):

	September 30, 2026
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Unrestricted Balances(1)
Money market funds	$344,969	$—	$—	$344,969
Money market deposit accounts	366,103	—	—	366,103
Certificates of deposit	98,041	12	(107)	97,946
Commercial paper	182,729	3	(241)	182,491
Corporate bonds	278,966	91	(2,182)	276,875
U.S. government and agency securities	77,297	—	(132)	77,165
Total unrestricted cash equivalents and short-term investments	1,348,105	106	(2,662)	1,345,549
Restricted Balances(2)
Money market funds	42,198	—	—	42,198
Certificates of deposit	2,059	—	(1)	2,058
Commercial paper	1,175,147	4	(577)	1,174,574
U.S. government and agency securities	925,743	13	(996)	924,760
Total restricted cash equivalents and investments	2,145,147	17	(1,574)	2,143,590
Total unrestricted and restricted cash equivalents and investments	$3,493,252	$123	$(4,236)	$3,489,139
_______________
(1)Excludes $559.3 million of cash, which is included within the $1.9 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)Excludes $2.9 million of restricted cash, which is included within the $2.1 billion of restricted cash and cash equivalents and restricted investments on the condensed consolidated balance sheets.

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
Interest income earned by the Company included in other income, net in the condensed consolidated statements of operations was $33.8 million and $97.3 million for the three and nine months ended September 30, 2026, respectively, and $33.3 million and $111.8 million for the three and nine months ended September 30, 2025, respectively.
The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company is not aware of any specific event or circumstance that would require the Company to change its quarterly assessment of credit losses for any marketable available-for-sale debt security as of September 30, 2026. These estimates may change, as new events occur and additional information is obtained, and will be recognized on the condensed consolidated financial statements as soon as they become known. No credit losses were recognized as of September 30, 2026 for the Company’s marketable and non-marketable debt securities.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which no allowance for credit losses was recorded, aggregated by major security type and maturity (in thousands):

	September 30, 2026
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$58,511	$(108)	$—	$—	$58,511	$(108)
Corporate bonds	41,333	(76)	136,019	(1,792)	177,352	(1,868)
Commercial paper	796,973	(757)	—	—	796,973	(757)
U.S. government and agency securities	623,946	(1,002)	28,794	(416)	652,740	(1,418)
Total available-for-sale debt securities in an unrealized loss position	$1,520,763	$(1,943)	$164,813	$(2,208)	$1,685,576	$(4,151)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Certificates of deposit	$9,720	$—	$2,000	$—	$11,720	$—
Corporate bonds	9,084	(2)	8,368	(6)	17,452	(8)
Commercial paper	2,612	—	—	—	2,612	—
Total available-for-sale debt securities in an unrealized loss position	$21,416	$(2)	$10,368	$(6)	$31,784	$(8)
The following table classifies the Company’s available-for-sale debt securities by contractual maturities (in thousands):

	September 30, 2026	December 31, 2025
Due within one year	$1,697,658	$1,745,834
Due within one year to three years	211,501	190,096
Total	$1,909,159	$1,935,930

 7. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Unrestricted cash equivalents and short-term investments(1)
Money market funds	$344,969	$—	$—	$344,969
Certificates of deposit	—	97,946	—	97,946
Commercial paper	—	182,491	—	182,491
Corporate bonds	—	276,875	—	276,875
U.S. government and agency securities	—	77,165	—	77,165
Total unrestricted cash equivalents and short-term investments	344,969	634,477	—	979,446
Restricted cash equivalents and investments(2)
Money market funds	42,198	—	—	42,198
Certificates of deposit	—	2,058	—	2,058
Commercial paper	—	1,174,574	—	1,174,574
U.S. government and agency securities	—	924,760	—	924,760
Total restricted cash equivalents and investments	42,198	2,101,392	—	2,143,590
Total financial assets	$387,167	$2,735,869	$—	$3,123,036
_______________
(1)$559.3 million of cash and $366.1 million of money market deposit accounts are not subject to recurring fair value measurement and therefore excluded from this table. However, these balances are included within the $1.9 billion of cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.
(2)$2.9 million of restricted cash is not subject to recurring fair value measurement and is therefore excluded from this table. However, this balance is included within the $2.1 billion of restricted cash and cash equivalents and restricted investments on the condensed consolidated balance sheets.

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
During the nine months ended September 30, 2026, the Company did not make any transfers between the levels of the fair value hierarchy.
 8. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$352,442	$438,448
Enterprise and trade receivables, net(1)	334,157	383,903
Other	377,938	259,983
Prepaid expenses and other current assets	$1,064,537	$1,082,334
_______________
(1)The Company’s receivable balance, which consists primarily of amounts due from participants in the Company’s enterprise programs and bikes and scooters partners, was $348.0 million and $394.9 million as of September 30, 2026 and December 31, 2025, respectively while the allowance for credit losses was $13.8 million and $11.0 million as of September 30, 2026 and December 31, 2025, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Insurance-related accruals	$1,013,800	$892,757
Legal and tax related accruals	532,217	540,042
Ride-related accruals	248,851	208,317
Insurance claims payable and related fees	85,684	56,307
Long-term debt, current(1)	52,472	50,607
Finance lease liabilities, current	29,157	35,750
Other(2)	524,175	413,083
Accrued and other current liabilities	$2,486,356	$2,196,863
_______________
(1)Represents current portion of long-term debt primarily related to the Non-revolving Loan (as defined below) and Master Vehicle Loan (as defined below). Refer to Note 11 “Debt” for more information.
(2)Includes a deferred gain of $54.3 million related to certain transactions recognized on the condensed consolidated balance sheet as of September 30, 2026.
Insurance Reserves
Reinsurance of Certain Legacy Auto Liability Insurance
On July 1, 2026, the Company’s wholly-owned subsidiary, Pacific Valley Insurance Company, Inc. (“PVIC”), entered into a Loss Portfolio Transfer Reinsurance Agreement (the “2026 Reinsurance Agreement”) with Riverstone International Insurance, Inc. (“Riverstone”), under which Riverstone reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of June 30, 2026, of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2019 to September 30, 2025, with an aggregate limit of $743 million, for a premium of $406 million (the “2026 Reinsurance Transaction”). A substantial portion of the premium ceded is on a funds withheld basis, meaning that the premium withheld by PVIC is used to pay future reinsurance claims on Riverstone's behalf. Upon consummation of the 2026 Reinsurance Transaction, a reinsurance recoverable was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance within prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2026.
On February 19, 2025, PVIC entered into a Loss Portfolio Transfer Reinsurance Agreement (the “2025 Reinsurance Agreement” together with 2026 Reinsurance Agreement, the “Reinsurance Agreements”) with Riverstone, under which Riverstone reinsured a legacy portfolio of auto insurance policies, based on reserves in place as of January 1, 2025, of certain legacy insurance liabilities for policies underwritten during the period of October 1, 2020 to September 30, 2022, with an aggregate limit of $120.5 million, for a premium of $85.1 million (the “2025 Reinsurance Transaction” together with 2026 Reinsurance Transaction, the “Reinsurance Transactions”). A substantial portion of the premium ceded is on a funds withheld basis, meaning that the premium withheld by PVIC is used to pay future reinsurance claims on Riverstone's behalf. Upon consummation of the 2025 Reinsurance Transaction, a reinsurance recoverable was established, and since a contractual right of offset exists, the reinsurance recoverable has been netted against the funds withheld liability balance for an immaterial net reinsurance recoverable balance included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. In addition to the premium ceded to the reinsurer, the Company prepaid $8.4 million in interest related to the funds withheld. An immaterial loss was recognized on the condensed consolidated statements of operations for the three months ended March 31, 2025, in cost of revenue upon completion of the 2025 Reinsurance Transaction.
Losses ceded under the Reinsurance Agreements that exceed the consideration paid for the retroactive reinsurance coverage, but are below the aggregate limit, result in the recognition of a deferred gain liability. The deferred gain liability is amortized and recognized as a benefit to the statement of operations over the estimated remaining settlement period of the ceded reserves using the recovery method. The Reinsurance Transactions do not discharge PVIC of its obligations to the policyholder. Management evaluated reinsurance counterparty credit risk and does not consider it to be material since a substantial portion of the premium of $406 million related to the 2026 Reinsurance Transaction and the premium of $85.1 million related to the 2025 Reinsurance Transaction were retained by PVIC on a funds withheld basis on behalf of the reinsurer.

 9. Leases
Real Estate Operating Leases
The Company has real estate property leases which are classified as operating leases. As of September 30, 2026, the remaining lease terms vary from approximately two months to eight years. For certain leases the Company has options to extend the lease term for periods varying from one month to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Flexdrive Program
The Company operates a fleet of rental vehicles through Flexdrive, a portion of which are leased from third-party vehicle leasing companies. These leases are classified as finance leases. As of September 30, 2026, the remaining lease terms vary between one month to four years.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands, except for remaining lease terms and percentages):

	September 30, 2026	December 31, 2025
Operating Leases
Assets
Operating lease right-of-use assets	$156,812	$165,579
Liabilities
Operating lease liabilities, current	$31,782	$28,068
Operating lease liabilities, non-current	148,101	159,904
Total operating lease liabilities	$179,883	$187,972

Finance Leases
Assets
Finance lease right-of-use assets(1)	$51,882	$69,522
Liabilities
Finance lease liabilities, current(2)	$29,157	$35,750
Finance lease liabilities, non-current(3)	26,809	39,572
Total finance lease liabilities	$55,966	$75,322

Weighted-average remaining lease term (years)
Operating leases	6.5	7.0
Finance leases	1.8	2.1
Weighted-average discount rate
Operating leases	6.5%	6.5%
Finance leases	6.1%	6.0%
_______________
(1)This balance is included within property and equipment, net on the condensed consolidated balance sheets.
(2)This balance is included within accrued and other current liabilities on the condensed consolidated balance sheets.
(3)This balance is included within other liabilities on the condensed consolidated balance sheets.

Lease Costs
The table below presents certain information related to the costs for operating leases and finance leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Leases
Operating lease cost	$10,760	$9,286	$31,782	$26,315

Finance Leases
Amortization of right-of-use assets	$8,087	$7,689	$24,093	$23,154
Interest on lease liabilities	944	1,098	2,982	3,554

Other Lease Costs
Short-term lease cost	$2,048	$727	$3,430	$2,108
Variable lease cost(1)	2,518	1,861	6,218	5,220
Total lease cost	$24,357	$20,661	$68,505	$60,351
_______________
(1)Consists primarily of common-area maintenance and taxes and utilities for real estate leases.
The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,290	$32,018
Operating cash flows from finance leases	2,475	3,175
Financing cash flows from finance leases	34,010	30,804
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the condensed consolidated balance sheets as of September 30, 2026 (in thousands):

	Operating Leases	Finance Leases	Total Leases
Remainder of 2026	$9,270	$10,493	$19,763
2027	43,811	26,227	70,038
2028	35,837	20,678	56,515
2029	33,229	2,011	35,240
2030	23,757	20	23,777
Thereafter	74,916	—	74,916
Total minimum lease payments	220,820	59,429	280,249
Less: amount of lease payments representing interest	(40,937)	(3,463)	(44,400)
Present value of future lease payments	179,883	55,966	235,849
Less: current obligations under leases	(31,782)	(29,157)	(60,939)
Long-term lease obligations	$148,101	$26,809	$174,910

 10. Commitments and Contingencies
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. None of the outstanding letters of credit are collateralized by cash. As of September 30, 2026 and December 31, 2025, the Company had letters of credit outstanding of $61.1 million and $61.3 million, respectively, of which $54.3 million and $61.3 million, respectively, reduced the available credit under the Revolving Credit Facility (as defined below).
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
Legal Proceedings
The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, and regulatory and governmental inquiries and investigations, and in some situations has received subpoenas and requests or demands for documents and information, in the ordinary course of business, including drivers, riders, renters, third parties and governmental entities (individually or as class actions) alleging, among other things, various wage and expense related claims, violations of state, local or federal laws or regulations, improper disclosure of the Company’s fees, rules or policies, that such fees, rules or policies violate applicable law, or that the Company has not acted in conformity with such fees, rules or policies, as well as proceedings related to product liability, antitrust, competition, privacy, its acquisitions, securities issuances or business practices, or public disclosures about the Company or the Company’s business. In addition, the Company has been, and is currently, named as a defendant in a number of litigation matters related to allegations of accidents or other trust and safety incidents involving drivers or riders using the Lyft Platform.
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
Independent Contractor Classification Matters
With regard to independent contractor classification of drivers on the Lyft Platform, the Company is regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of these drivers as independent contractors, and claims that, by the alleged misclassification, the Company has violated various labor and other laws that would apply to driver employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for the Company. Certain adverse outcomes of such actions would have a material impact on the Company’s business, financial condition and results of operations, including damages, penalties and potential suspension of operations in impacted jurisdictions. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another.
For example, California Assembly Bill 5 (now codified in part at Cal. Labor Code sec. 2775) codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft Platform. For example, on May 5, 2020, the California Attorney General and the City Attorneys of Los Angeles, San Diego and San Francisco filed a lawsuit against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors in violation of Assembly Bill 5 and California’s Unfair Competition Law, and on August 5, 2020, the California Labor Commissioner filed lawsuits against the Company and Uber for allegedly misclassifying drivers on the companies’ respective platforms as independent contractors, seeking injunctive relief and material damages and penalties. The cases were subsequently coordinated in San Francisco

Superior Court. On September 30, 2026, the Company reached an agreement with the plaintiffs in the coordinated cases (the “Settlement Agreement”), subject to approval by the court, to resolve the allegations that the Company misclassified drivers in California for the period from April 5, 2016 through December 15, 2020 (the “Covered Period”) as independent contractors in violation of California law. Under the terms of the Settlement Agreement, the plaintiffs agree to release the Company from all claims that are or could have been asserted based on alleged misclassification of drivers or other alleged violations of labor laws by the Company during the Covered Period, for a total of $272.5 million (inclusive of attorneys’ fees, costs and expenses). The Company can elect to make settlement payments over four years, with 5% simple interest accruing after the first year, subject to a maximum amount of $12.4 million in interest. The Settlement Agreement does not include prepayment penalties or prospective operational commitments. The plaintiffs filed a motion for approval of the settlement with the court on September 30, 2026. On October 29, 2026, the court heard argument on the approval motion, requested additional information from the parties, and set a second approval hearing for November 20, 2026. While the ultimate resolution of this matter is uncertain, the amounts accrued are recorded within accrued and other current liabilities and other liabilities on the condensed consolidated balance sheet and a corresponding charge was recognized on the condensed consolidated statement of operations, allocated between a reduction to revenue and general and administrative expenses as of September 30, 2026.
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
In 2018, the New Jersey Department of Labor & Workforce Development (“NJDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for the period from 2014 through 2017, for which the Company paid under protest in August 2025. In 2022, the NJDOL initiated an audit for 2018 through 2021, and subsequently issued an assessment. While the ultimate resolution of this assessment is uncertain, the amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of September 30, 2026.
In 2021, the New York State Department of Labor (“NYSDOL”) opened an audit reviewing whether drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply for 2019. The NYSDOL subsequently extended the audit back to 2016. On December 22, 2022, the Company received an assessment for the 2016 to 2019 time period and on December 27, 2023, the Company received a revised assessment covering 2016 to 2020. The Company has appealed these assessments. While the ultimate resolution of this matter is uncertain, the amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of September 30, 2026.
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

The Company has been engaged in a dispute with the City and County of San Francisco regarding the application of gross receipts taxes to rideshare. The parties have reached a settlement agreement in principle, subject to requisite governmental approvals, to resolve this dispute.
Starting in June 2022, in compliance with local regulations, Transopco UK Ltd. (“Transopco”), a subsidiary of the Company, modified its private hire business model in London and began applying the Tour Operator Margin Scheme (“TOMS”) to its services, including value added tax (“VAT”). In June 2023, Transopco received assessments from His Majesty’s Revenue and Customs office in the U.K. (the “HMRC”) disputing the application of TOMS to Transopco’s services for the period from August 2022 to May 2024. Transopco appealed HMRC’s decision to the First-tier Tax Tribunal, and that appeal is currently pending. The Company disputes any allegations of wrongdoing for the periods through January 1, 2026. On January 2, 2026, new VAT rules went into effect where TOMS can no longer apply to taxi and private hire vehicles services. Accordingly, Transopco ceased applying TOMS after January 2, 2026.
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
Other Class Actions and Consumer Matters
From time to time, the Company becomes involved in putative class actions, investigations, and other matters alleging violations of consumer protection, civil rights, and other laws; antitrust and unfair competition laws such as California’s Cartwright Act, Unfair Practices Act and Unfair Competition Law; and the Americans with Disabilities Act (“ADA”), among others. In July 2024, the Company went to trial in federal court in New York to defend against a class action alleging ADA and New York law violations with respect to the Company’s wheelchair accessible vehicle (“WAV”) offerings, seeking injunctive and other relief, in Lowell v. Lyft, Inc. On September 30, 2024, the district court dismissed the suit and entered judgment in favor of the Company. The plaintiffs appealed to the Second Circuit Court of Appeals, which ruled in favor of the Company in August 2026. The plaintiffs may seek certiorari to the U.S. Supreme Court by November 25, 2026. Separately, in September 2026, the Department of Justice (“DOJ”) notified the Company of alleged violations of Title III of the ADA in connection with the accessibility of the Company’s platform for riders with disabilities. The Company is cooperating with the DOJ while seeking to resolve the matter. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.
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

Securities Litigation
From time to time, the Company has been and may become involved in putative class actions, investigations, and other matters alleging violations of securities laws, breaches of fiduciary duties, and other causes of actions relating to the Company’s securities, financial disclosures, corporate governance and/or offerings.
 11. Debt
Outstanding debt obligations as of September 30, 2026 and December 31, 2025 were as follows (in thousands, except for percentages):

	Maturities	Interest Rates as of September 30, 2026	September 30, 2026	December 31, 2025
Convertible senior notes due 2029 (the “2029 Notes”)	March 2029	0.625%	$454,184	$452,421
Convertible senior notes due 2030 (the “2030 Notes”)	September 2030	0%	490,344	488,542
Non-revolving Loan	2026	NA	—	16
Master Vehicle Loan	2026 - 2029	5.85% - 7.10%	107,459	112,032
Total long-term debt, including current maturities			$1,051,987	$1,053,011
Less: Long-term debt, current(1)			52,472	50,607
Total long-term debt			$999,515	$1,002,404
_______________
(1)This balance is included within accrued and other current liabilities on the condensed consolidated balance sheets and is primarily related to vehicles.
NANot applicable.
The following table sets forth the primary components of interest expense as reported on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense related to the 2025 Notes and 2029 Notes(1)	$719	$719	$2,157	$4,310
Amortization of debt discount and issuance costs related to the 2025 Notes, 2029 Notes and 2030 Notes	1,211	761	3,564	2,450
Vehicle loans and other interest expense	6,477	3,262	13,382	9,164
Interest expense	$8,407	$4,742	$19,103	$15,924
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
Convertible Senior Notes due 2029
In February 2024, the Company issued $460.0 million aggregate principal amount of 0.625% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes mature on March 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are senior unsecured obligations of the Company with interest payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, at a rate of 0.625% per year. The net proceeds from this offering were approximately $448.2 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. The 2029 Notes were not issued at a substantial premium, therefore, the Company did not recognize an equity component at issuance. The effective interest rate during the three months ended September 30, 2026 and 2025 was 1.16%.
Convertible Senior Notes due 2030
In September 2025, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes” together with 2025 Notes and 2029 Notes, the “Notes”). The 2030 Notes mature on September 15, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes are senior unsecured obligations of the Company that do not bear interest and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations and failure to timely remove the restrictive legend from the 2030 Notes. The net proceeds from this offering were approximately $487.8 million, after deducting the initial purchasers’ discounts and commissions and debt issuance costs. The 2030 Notes were not issued at a substantial premium, therefore, the Company did not recognize an equity component at issuance. The effective interest rate during the three months ended September 30, 2026 and 2025 was 0.49%.
The following table sets forth the conversion and redemption options with respect to the Notes outstanding as of September 30, 2026:

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
During the three months ended September 30, 2026, the Notes did not meet any of the circumstances that would allow for a conversion.

Based on the last reported sale price of the Company’s Class A common stock on September 30, 2026, the if-converted value of the 2029 Notes and 2030 Notes was $327.5 million and $319.1 million, respectively, which would not exceed the outstanding principal amounts.
The net carrying amounts of the Notes outstanding were as follows (in thousands):

	September 30, 2026	December 31, 2025
2029 Notes
Principal	$460,000	$460,000
Unamortized debt discount and debt issuance costs	(5,816)	(7,579)
Net carrying amount of liability component	$454,184	$452,421

2030 Notes
Principal	$500,000	$500,000
Unamortized debt discount and debt issuance costs	(9,656)	(11,458)
Net carrying amount of liability component	$490,344	$488,542
As of September 30, 2026, the total estimated fair value (which represents a Level 2 valuation) of the 2029 Notes and 2030 Notes was approximately $473.9 million and $480.3 million, respectively. The estimated fair value of the 2029 Notes and 2030 Notes was determined based on a market approach which was determined based on the actual bids and offers of the 2029 Notes and 2030 Notes in an over-the-counter market on the last trading day of the period.
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
Flexdrive Debt
The Company’s subsidiary, Flexdrive, has entered into various credit agreements, including a Loan and Security Agreement dated March 11, 2019 (as amended, “Non-revolving Loan”) and a Master Vehicle Acquisition Financing and Security Agreement dated February 7, 2020 (as amended, “Master Vehicle Loan”). Flexdrive’s ability to draw under the Non-revolving Loan expired on September 30, 2026. The maximum principal amount to purchase vehicles under the Master Vehicle Loan was $50.0 million, with an option to request advances above the maximum, which were requested by Flexdrive and granted by the lender. The fair value of the Non-revolving Loan was immaterial as of December 31, 2025. The fair values of the Master Vehicle Loan were $106.8 million and $113.4 million, respectively, as of September 30, 2026 and December 31, 2025. These were determined based on quoted prices in markets that are not active, which are considered a Level 2 valuation input.
Flexdrive has a Vehicle Procurement Agreement (“VPA”) with a third-party vehicle procurement provider, which includes services such as providing interim financing. As of September 30, 2026, there was $42.4 million of outstanding borrowings from interim financings under the VPA, which is included within accrued and other current liabilities on the condensed consolidated balance sheets.
All credit agreements are secured by vehicles financed under the respective facilities, with Lyft guaranteeing Flexdrive’s payment obligations under each. The Company was in compliance with all the applicable covenants as of September 30, 2026.
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
As of September 30, 2026, the Company was in compliance with all covenants related to the Revolving Credit Agreement and no amounts had been drawn under the Revolving Credit Agreement.
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
During the three and nine months ended September 30, 2026, the Company repurchased and subsequently retired 3.1 million and 31.6 million shares of Class A common stock, for an aggregate amount of $50.0 million and $450.0 million, respectively, excluding broker commissions and fees, which were not material. During the three and nine months ended September 30, 2025, the Company repurchased and subsequently retired 12.8 million and 25.5 million shares of Class A common stock, respectively, for an aggregate amount of $200.0 million and $400.0 million, respectively, excluding broker commissions and fees, which were not material. Included within this amount is the repurchase of 5.7 million shares of Class A common stock which were repurchased in September 2025 in connection with the issuance of the 2030 Notes for an aggregate amount of $95.7 million. The shares were repurchased at fair value with the par value of the shares retired charged against common stock and the remaining repurchase price allocated to additional paid-in capital on the condensed consolidated balance sheets. As of March 31, 2026, the 2025 Share Repurchase Program was complete and as of September 30, 2026, the Company had $800.0 million available to repurchase shares pursuant to the 2026 Share Repurchase Program.
The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax on net share repurchases is accrued and recorded to additional paid-in capital on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2026 and 2025, the excise tax was not material.
Common Stock Conversion
During the third quarter of 2025, shareholders voluntarily converted 8.5 million shares of Class B common stock, which constituted all of the Company’s outstanding shares of Class B common stock, into shares of Class A common stock on a one-for-one basis. Following the conversion, no shares of Class B common stock were outstanding and no additional shares of Class B common stock could be issued.
In June 2026, the Company amended and restated the Certificate of Incorporation, eliminating the Class B common stock and reducing the total number of authorized shares of capital stock by 87.2 million.
Equity Award Plans
The Company currently maintains two equity award plans that provide for the issuance of shares of common stock to officers, directors, and other employees of the Company: the 2019 Equity Incentive Plan (the “2019 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”). These plans provide for the issuance of restricted stock units (“RSU”), performance-based restricted stock units (“PSU”), stock options and stock appreciation rights.
Restricted Stock Units and Performance-based Restricted Stock Units
The summary of RSU and PSU activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2025	26,341	$10.54	$510,228
Granted	20,423	13.86
Vested	(15,326)	13.93
Canceled	(2,942)	16.06
Unvested units as of September 30, 2026	28,496	$10.85	$427,723
As of September 30, 2026, the total unrecognized compensation cost was $177.7 million related to all unvested awards. The Company expects to recognize this expense over the remaining weighted-average period of approximately nine months. All RSUs vest on the satisfaction of a service-based condition only.
Included in the grants for the nine months ended September 30, 2026 are 1.5 million shares of PSUs. These PSUs are divided into individual performance milestones and vesting tranches tied to the Company’s stock performance. All PSUs are subject to a continuous service condition in addition to certain performance criteria.

 13. Income Taxes
The Company’s tax provision for interim periods is determined based on its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. Each quarter, the Company updates its estimated annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment to tax expense or benefit in the period. The estimated annual effective tax rate differs from the U.S. statutory tax rate primarily due to the impacts of valuation allowance on certain foreign losses, non-deductible expenses, federal research and development credits, and changes in uncertain tax positions.
The Company recorded a provision for (benefit from) income taxes of $15.6 million and $49.2 million for the three and nine months ended September 30, 2026, respectively, and $(2.0) million and $5.5 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate was 266.1% and 47.3% for the three and nine months ended September 30, 2026, respectively, and (4.4)% and 5.8% for the three and nine months ended September 30, 2025, respectively. The provision for income taxes for the three and nine months ended September 30, 2026 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes and non-deductible costs related to legal settlements, partially offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized. The benefit from income taxes for the three months ended September 30, 2025 was primarily attributable to adjustments reflecting certain state conformity to the One Big Beautiful Bill Act (“OBBBA”) and tax benefits realized on losses generated in non-U.S. jurisdictions. The provision for income taxes for the nine months ended September 30, 2025 was primarily attributable to pre-tax book income in the U.S. resulting in state income taxes offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
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
 14. Net (Loss) Income Per Share Attributable to Common Stockholders
Basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. The diluted net (loss) income per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For diluted net (loss) income per share attributable to common stockholders, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable. For purposes of this calculation, RSUs, PSUs, the Notes, and stock purchase rights granted under the Company’s ESPP are considered to be common stock equivalents but are excluded from the calculation of diluted net (loss) income per share attributable to common stockholders when including them has an anti-dilutive effect. Basic and diluted net (loss) income per share attributable to common stockholders are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net (loss) income attributable to common stockholders, basic and diluted	$(9,731)	$46,074	$54,813	$88,955

Denominator
Weighted-average shares used in computing basic net (loss) income per share attributable to common stockholders	378,540	405,679	384,570	414,374
Effect of potentially dilutive common stock equivalents	—	6,995	6,689	5,894
Weighted-average shares used in computing diluted net (loss) income per share attributable to common stockholders	378,540	412,674	391,259	420,268

Basic net (loss) income per share attributable to common stockholders	$(0.03)	$0.11	$0.14	$0.21
Diluted net (loss) income per share attributable to common stockholders	$(0.03)	$0.11	$0.14	$0.21
The following potentially dilutive outstanding shares were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	13,789	611	1,120	611
2029 Notes(1)	21,821	21,821	21,821	21,821
2030 Notes(1)	21,259	21,259	21,259	21,259
Performance-based restricted stock units	14,055	14,831	12,447	14,831
ESPP	1,863	1,361	—	1,361
Total	72,787	59,883	56,647	59,883
_______________
(1)In connection with the issuance of the Notes, the Company entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. In addition, the Capped Calls are expected to reduce the potential dilution to the Company’s Class A common stock (or, in the event a conversion of the Notes is settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the Notes the Company’s Class A common stock price exceeds the conversion prices of the Notes. Refer to Note 11 “Debt” to the condensed consolidated financial statements for further information.

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
Financial and Operational Results for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025	% Change
	(in millions, except percentages)
GAAP Financial Measures
Revenue	$1,821.8	$1,685.2	8%
Net (loss) income	$(9.7)	$46.1	(121)%
Net (loss) income as a percentage of revenue	(0.5)%	2.7%
Net cash provided by operating activities	$328.4	$291.3	13%

Key Metrics and Non-GAAP Financial Measures
Active Riders	31.6	28.7	10%
Rides	273.5	248.8	10%
Gross Bookings	$5,616.9	$4,780.4	17%
Adjusted EBITDA(1)	$203.9	$138.9	47%
Net (loss) income as a percentage of Gross Bookings	(0.2)%	1.0%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	3.6%	2.9%
Free cash flow(1)(2)	$294.7	$277.8	6%
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
The increase in the number of Active Riders in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was due primarily to improved retention, overall marketplace health, and international expansion.
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
The increase in Rides in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was due primarily to overall marketplace health and international expansion.
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
The increase in Gross Bookings in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to Rides growth which benefited from overall marketplace health and international expansion.
Net loss as a percentage of Gross Bookings in the three months ended September 30, 2026 as compared to net income as a percentage of Gross Bookings in the three months ended September 30, 2025 was primarily due to certain legal, tax, and regulatory reserve changes and settlements for which certain matters are adjusted for in our calculation of Adjusted EBITDA that are distinct from normal, recurring matters and related expenses incurred in our ongoing operating performance. The improvement in Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to overall marketplace health, Rides growth, and lower insurance costs.
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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$1,821,822	$1,685,195	$5,315,855	$4,723,550
Costs and expenses
Cost of revenue	871,401	927,221	2,661,966	2,725,829
Operations and support	134,040	131,424	387,103	355,192
Research and development	109,069	109,615	352,441	331,435
Sales and marketing	381,998	243,317	974,920	616,256
General and administrative	344,692	250,565	916,571	698,204
Total costs and expenses	1,841,200	1,662,142	5,293,001	4,726,916
(Loss) income from operations	(19,378)	23,053	22,854	(3,366)
Interest expense	(8,407)	(4,742)	(19,103)	(15,924)
Other income, net	33,643	25,804	100,271	113,710
Income before income taxes	5,858	44,115	104,022	94,420
Provision for (benefit from) income taxes	15,589	(1,959)	49,209	5,465
Net (loss) income	$(9,731)	$46,074	$54,813	$88,955
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of revenue	47.8	55.0	50.1	57.7
Operations and support	7.4	7.8	7.3	7.5
Research and development	6.0	6.5	6.6	7.0
Sales and marketing	21.0	14.4	18.3	13.0
General and administrative	18.9	14.9	17.2	14.8
Total costs and expenses	101.1	98.6	99.6	100.1
(Loss) income from operations	(1.1)	1.4	0.4	(0.1)
Interest expense	(0.5)	(0.3)	(0.4)	(0.3)
Other income, net	1.8	1.5	1.9	2.4
Income before income taxes	0.3	2.6	2.0	2.0
Provision for (benefit from) income taxes	0.9	(0.1)	0.9	0.1
Net (loss) income	(0.5)%	2.7%	1.0%	1.9%
Comparison of the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Revenue	$1,821,822	$1,685,195	8%	$5,315,855	$4,723,550	13%

Revenue increased $136.6 million, or 8%, in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due primarily to an increase of 10% in Rides, 10% in Active Riders and international expansion. The increase was offset as investments in driver supply, which are recorded as a reduction to revenue, increased for the quarter ended September 30, 2026 as compared to the same quarter in the prior year to maintain marketplace balance in addition to a $69.1 million impact from certain legal, tax, and regulatory reserve changes and settlements, which was also recorded as a reduction to revenue.
Revenue increased $592.3 million, or 13%, in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due primarily to an increase of 10% in Rides and international expansion. The increase was offset as investments in driver supply, which are recorded as a reduction to revenue, increased for the nine months ended September 30, 2026 as compared to the same period in the prior year to maintain marketplace balance in addition to a $69.1 million impact from certain legal, tax, and regulatory reserve changes and settlements, which was also recorded as a reduction to revenue.
We expect revenue will fluctuate based upon factors such as ride volume, driver supply, pricing, incentives and seasonality specifically related to our network of shared bikes and scooters.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Cost of revenue	$871,401	$927,221	(6)%	$2,661,966	$2,725,829	(2)%
Cost of revenue decreased $55.8 million, or 6%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily due to decreases in insurance costs stemming from a cost per mile decrease due to California’s rideshare insurance reform bill, SB 371, and favorable changes in estimates resulting from new developments in claims originating from prior years, offset by higher ride volume.
Cost of revenue decreased $63.9 million, or 2%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease was primarily due to decreases in insurance costs stemming from a cost per mile decrease due to California’s rideshare insurance reform bill, SB 371, and favorable changes in estimates resulting from new developments in claims originating from prior years, offset by higher ride volume.
We expect to see cost of revenue increase in the near term on a year over year basis due to higher insurance costs driven by recent economic factors and the renewals of our third-party insurance agreements, but we expect total insurance costs will continue to increase at a lower rate than they have historically as a result of California’s rideshare insurance reform bill, SB 371, which reduces our insurance rate in California, and our growth in certain markets with lower insurance rates.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Operations and support	$134,040	$131,424	2%	$387,103	$355,192	9%
Operations and support expenses increased $2.6 million, or 2%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to increases in bikes and scooters fleet operations support costs and personnel-related costs driven by increased headcount primarily due to international expansion. These increases were partially offset by a decrease in driver related support costs.

Operations and support expenses increased $31.9 million, or 9%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to increases in bikes and scooters fleet operations support costs and personnel-related costs driven by increased headcount primarily due to international expansion. These increases were partially offset by a decrease in driver related support costs.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Research and development	$109,069	$109,615	—%	$352,441	$331,435	6%
Research and development expenses were relatively flat in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Research and development expenses included an increase in personnel-related costs driven by increased headcount offset by a decrease in consulting and advisory costs.
Research and development expenses increased $21.0 million, or 6%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to personnel-related costs driven by increased headcount offset by a decrease in consulting and advisory costs.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Sales and marketing	$381,998	$243,317	57%	$974,920	$616,256	58%
Sales and marketing expenses increased $138.7 million, or 57%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to investments in rider engagement including (i) a $119.5 million increase of costs related to our incentive programs from $128.4 million for the three months ended September 30, 2025 to $247.9 million for the three months ended September 30, 2026 and (ii) a $8.5 million increase in marketing partnerships with third parties.
Sales and marketing expenses increased $358.7 million, or 58%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to investments in rider engagement including (i) a $287.3 million increase of costs related to our incentive programs from $312.1 million for the nine months ended September 30, 2025 to $599.4 million for the nine months ended September 30, 2026 and (ii) a $46.3 million increase in marketing partnerships with third parties.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
General and administrative	$344,692	$250,565	38%	$916,571	$698,204	31%
General and administrative expenses increased $94.1 million, or 38%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to a $52.2 million net increase in certain legal, tax, and regulatory reserve changes and settlements, a $20.4 million increase in self-retained general business liabilities, and an increase in personnel-related costs driven by increased headcount. These increases were partially offset by a decrease in stock-based compensation.
General and administrative expenses increased $218.4 million, or 31%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to a $128.4 million net increase in certain legal, tax, and regulatory reserve changes and settlements. There were also increases of $27.8 million in self-retained general business liabilities, $26.0 million in personnel-related costs driven by increased headcount and $23.9 million in consulting and advisory costs. These increases were partially offset by a $24.0 million decrease in stock-based compensation.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Interest expense	$(8,407)	$(4,742)	77%	$(19,103)	$(15,924)	20%
Interest expense increased $3.7 million, or 77%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Interest expense increased $3.2 million, or 20%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Other income, net	$33,643	$25,804	30%	$100,271	$113,710	(12)%
Other income, net increased $7.8 million, or 30%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This was primarily due to an increase from foreign currency exchange.
Other income, net decreased $13.4 million, or 12%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This was primarily due to a decrease in interest income.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except for percentages)
Provision for (benefit from) income taxes	$15,589	$(1,959)	896%	$49,209	$5,465	800%
Provision for (benefit from) income taxes increased $17.5 million, or 896%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to the impact of the release of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2025.
Provision for (benefit from) income taxes increased $43.7 million, or 800%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to the impact of the release of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2025.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)
Adjusted EBITDA is a key performance measure and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) is a key metric, both of which our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA and Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. Net (loss) income is the most directly comparable financial measure to Adjusted EBITDA.
We calculate Adjusted EBITDA as net (loss) income, adjusted for:
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
For more information regarding the limitations of Adjusted EBITDA, Adjusted EBITDA margin (calculated as a percentage of Gross Bookings) and a reconciliation of net (loss) income to Adjusted EBITDA, see the section titled “Reconciliation of Non-GAAP Financial Measures”.
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
Net (loss) income is the most directly comparable financial measure to Adjusted EBITDA. The following table provides a reconciliation of net (loss) income to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net (loss) income	$(9.7)	$46.1	$54.8	$89.0
Adjusted to exclude the following:
Interest expense(1)	9.4	5.8	22.1	19.5
Other income, net	(33.6)	(25.8)	(100.3)	(113.7)
Provision for (benefit from) income taxes	15.6	(2.0)	49.2	5.5
Depreciation and amortization	39.9	33.8	115.2	98.0
Stock-based compensation	53.9	66.6	217.3	241.8
Payroll tax expense related to stock-based compensation	2.3	2.4	10.9	10.2
Sublease income	—	0.3	0.4	0.5
Costs related to acquisitions, divestitures and other corporate matters	8.4	11.6	21.5	24.0
Certain legal, tax, and regulatory reserve changes and settlements	117.9	—	122.7	—
Adjusted EBITDA(2)	$203.9	$138.9	$513.9	$374.7
Gross Bookings	$5,616.9	$4,780.4	$16,067.1	$13,432.9
Net (loss) income as a percentage of Gross Bookings	(0.2)%	1.0%	0.3%	0.7%
Adjusted EBITDA margin (calculated as a percentage of Gross Bookings)	3.6%	2.9%	3.2%	2.8%
_______________
(1)Includes $0.9 million and $3.0 million related to the interest component of vehicle related finance leases within cost of revenue in the three and nine months ended September 30, 2026, respectively. Includes $1.1 million and $3.6 million related to the interest component of vehicle related finance leases within cost of revenue in the three and nine months ended September 30, 2025, respectively.
(2)Due to rounding, numbers presented may not calculate precisely to the totals provided.

Net cash provided by operating activities is the most directly comparable financial measure to free cash flow. The following table provides a reconciliation of net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net cash provided by operating activities	$328.4	$291.3	$986.0	$922.2
Less: purchases of property and equipment and scooter fleet	(33.8)	(13.4)	(84.5)	(34.2)
Free cash flow(1)	$294.7	$277.8	$901.6	$888.0
_______________
(1)Due to rounding, numbers presented may not calculate precisely to the totals provided.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$986,040	$922,213
Net cash (used in) provided by investing activities	(34,729)	316,458
Net cash used in financing activities	(641,027)	(511,369)
Effect of foreign exchange on cash, cash equivalents and restricted cash and cash equivalents	(5,411)	880
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$304,873	$728,182
Operating Activities
Cash provided by operating activities was $986.0 million for the nine months ended September 30, 2026, which consisted of net income of $54.8 million adjusted for $331.4 million of non-cash items, and changes in working capital of $599.8 million. Net income decreased from $89.0 million for the nine months ended September 30, 2025 to $54.8 million for the nine months ended September 30, 2026 primarily due to the impact of certain legal, tax, and regulatory reserve changes and settlements. Non-cash adjustments primarily consisted of stock-based compensation expense of $217.3 million, and depreciation and amortization expense of $115.2 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to an increase in ride volume compared to prior periods, partially offset by a decrease in cost per mile as a result of California’s rideshare insurance reform bill, SB 371, as well as favorable developments in claims originating from prior years, (ii) an increase in insurance related accruals, (iii) a decrease in insurance related assets primarily due to amortization, and a (iv) net reinsurance recoverable and a deferred gain liability established in connection with the Loss Portfolio Transfer Reinsurance Agreement entered into on July 1, 2026. There was also an increase in certain loss contingencies, including legal accruals.
Cash provided by operating activities was $922.2 million for the nine months ended September 30, 2025, which consisted of net income of $89.0 million adjusted for $287.4 million of non-cash items, and changes in working capital of $545.9 million. Net (loss) income improved from $(38.9) million for the nine months ended September 30, 2024 to $89.0 million for the nine months ended September 30, 2025 as a result of increased revenue and continued cost discipline. Non-cash adjustments primarily consisted of stock-based compensation expense of $241.8 million, which decreased year over year, and depreciation and amortization expense of $98.0 million. The changes in working capital were primarily driven by insurance, which saw (i) an increase in our insurance reserves due to a rise in commercial auto insurance rates on a per mile basis compared to prior periods, paired with an increase in ride volume in 2025 compared to prior periods, (ii) an increase in insurance related accruals and (iii) a decrease in insurance related assets primarily due to amortization. There also was an increase in accounts receivable due to an increase in ride volume related to Lyft Business, a decrease in our operating lease liabilities related to ordinary payments for our real estate operating leases, and a decrease in certain loss contingencies including legal accruals.
Investing Activities
Cash used in investing activities was $34.7 million for the nine months ended September 30, 2026, which primarily consisted of purchases of marketable securities of $2.6 billion, purchases of property and equipment and scooter fleet of $84.5 million and cash paid for acquisitions, net of cash acquired of $69.1 million, partially offset by proceeds from maturities of marketable securities of $2.2 billion, proceeds from sales of marketable securities of $431.8 million and sales of property and equipment and scooter fleet of $50.7 million.

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
Financing Activities
Cash used in financing activities was $641.0 million for the nine months ended September 30, 2026, which primarily consisted of repurchases of Class A common stock of $450.0 million, taxes paid related to net share settlement of equity awards of $99.5 million, repayment of loans of $62.3 million and principal payments on finance lease obligations of $34.0 million.
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
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of approximately $1.3 billion and short-term investments of approximately $596.0 million, exclusive of restricted cash and cash equivalents and restricted investments of $2.1 billion, and the ability to borrow an aggregate principal amount of up to $420.0 million under our revolving credit facility, as described below. We believe our existing cash, cash equivalents, and short-term investments will provide sufficient liquidity to meet our working capital needs, inclusive of short-term commitments such as capital expenditure needs, for at least the next 12 months. The portion of our cash and cash equivalents that is not invested is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to any risk concentrations.
Debt
On November 3, 2022, we entered into a Revolving Credit Agreement with certain lenders which provides for a $420 million senior secured revolving credit facility, with a sublimit of $168 million for the issuance of letters of credit (as amended to date, the “Revolving Credit Facility”), maturing on November 3, 2027. As of September 30, 2026, no amounts have been drawn and $54.3 million in letters of credit were issued under the Revolving Credit Facility as of September 30, 2026. Refer to Note 11 “Debt” to the condensed consolidated financial statements for further discussion on the Revolving Credit Facility, including covenant requirements.
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
Restricted Assets
We collect the fare and related charges from riders on behalf of drivers at the time the ride is delivered using the rider’s authorized payment method, and we retain any fees owed to us before making the remaining disbursement to drivers. Accordingly, we maintain no accounts receivable from drivers. Our contracts with insurance providers require reinsurance premiums to be deposited into trust accounts with a third-party financial institution from which the insurance providers are reimbursed for claims payments. Our restricted reinsurance trust assets as of September 30, 2026 and December 31, 2025 were $2.1 billion and $1.9 billion, respectively.
Share Repurchase
In February 2026, our board of directors authorized a share repurchase program for the repurchase of up to $1.0 billion of our Class A common stock (the “2026 Share Repurchase Program”). Under the 2026 Share Repurchase Program, we repurchased $200.0 million of our Class A common stock and $800.0 million remained available as of September 30, 2026. We have entered into, and from time to time expect to enter into, Rule 10b5-1 trading plans to facilitate the repurchase of shares under the authorization. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. Refer to Note 12 “Common Stock” to the condensed consolidated financial statements for information regarding the 2026 Share Repurchase Program.

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
Contractual Obligations and Commitments
As of September 30, 2026, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Risk
As of September 30, 2026, we had unrestricted cash, cash equivalents and short-term investments of approximately $1.9 billion, which consisted primarily of institutional money market funds, certificates of deposits, commercial paper, corporate bonds, and U.S. government and agency securities, which each carry a degree of interest rate risk, and restricted cash, cash equivalents and restricted investments of $2.1 billion. As of September 30, 2026, we had long-term debt of $1.1 billion, which primarily consisted of the fixed-rate 2029 Notes we issued in February 2024 and the 2030 Notes which have a 0% interest rate issued in September 2025. A hypothetical 100 basis points change in interest rates would not have a material impact on our financial condition or results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Since our ridesharing marketplace launched in 2012, we have primarily focused on ridesharing, particularly in North America. However, our ridesharing business and our broader business and strategy continue to evolve. We regularly expand our platform features, offerings and services and change our pricing methodologies, and we have recently engaged in more significant expansion of our operations to new geographies and new offerings. In July 2025, we expanded our operations beyond North America, entering nine new countries and more than 180 cities through our acquisition of Freenow, a leading European multimodal app with taxi offering at its core. In October 2025, we acquired TBR, a global luxury chauffeuring company that operates in thousands of cities worldwide. In September 2026, we began matching riders to fully autonomous Waymo vehicles on the Lyft App in Nashville, Tennessee. Our evolving business, industry and markets, including the evolution of the ridesharing industry and markets, make it difficult to evaluate our future prospects and the risks and challenges we may encounter including our ability to:
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
While we remain focused on operating efficiently, our expenses may increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, including new geographies, and continue to invest in our platform and customer engagement. In addition, certain costs, such as insurance and driver pay and incentives have increased or fluctuated as a result of macroeconomic factors and the development and maturation of our business and the rideshare industry, and may continue to do so. We may be unable to accurately predict these costs and our investments may not result in increased revenue or growth in our business. For example, we have incurred and will continue to incur additional costs and expenses associated with the passage of Proposition 22 in California, HB 2076 in Washington, and elsewhere, and implementation of operational changes as part of agreements with the New York and Massachusetts Attorneys General, including providing drivers in these states with new earnings opportunities and protections, including contributions towards on-the-job injury insurance, other benefits and minimum guaranteed earnings. In addition, various jurisdictions have introduced legislation setting high earnings standards and increasing other costs to the business including insurance and industry-wide sectoral bargaining for rideshare drivers. Due to various factors, including inflation, we anticipate that our insurance costs will fluctuate or continue to increase, which will impact our profitability. Furthermore, we have expanded over time to include more asset-intensive offerings such as our network of shared bikes and scooters, our purchase and/or operation of AVs and related infrastructure, and Flexdrive. These offerings and programs require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets, such offerings are otherwise not successful or we decide to shut down any such offerings, our investments may not generate sufficient returns and our financial condition may be adversely affected. In addition to the above, a determination in, resolution of, or settlement of, any legal proceeding related to driver classification matters may require us to significantly alter our existing business model and operations (including potentially suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified drivers to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations, and our ability to achieve or maintain profitability in the future. Additionally, stock-based compensation expense related to restricted stock units (“RSUs”) and other equity awards is expected to continue to be a significant expense for the foreseeable future, and as of September 30, 2026, we had $177.7 million of unrecognized stock-based compensation expense related to all unvested awards, net of estimated forfeitures, that will be recognized over a weighted-average period of approximately nine months. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
The U.S. ridesharing market was introduced in 2012 and has continued to grow over time. We have expanded to markets outside the U.S. which have grown over time. However, growth rates have fluctuated in certain of our markets and it is uncertain to what extent our markets will continue to grow, if at all. New technologies and changing consumer preferences may decrease growth rates or shift the ridesharing market and demand for ridesharing services. For example, certain of our markets are more mature than others and the growth of ridesharing in those markets may slow or decline. In addition, the market for our other offerings, such as our network of shared bikes and scooters, is continuing to develop and change, and it is uncertain whether demand for bike and scooter sharing will continue to grow and achieve wide market acceptance. Our success depends to a substantial extent on the willingness of people to widely adopt and continue to use ridesharing and our other offerings across a variety of use cases, as well as our ability to continue to expand our business to new users and in new markets, and to shift our business model in line with consumer preferences. If the public does not perceive ridesharing or our other offerings as beneficial, or chooses not to adopt them or continue to use them as a result of concerns regarding public health or safety, affordability, longer-term behavioral and social shifts, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms, health concerns, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we re-evaluate the markets in which we operate and the performance of our offerings, and we have discontinued and may in the future discontinue operations or particular offerings in certain markets if, among other reasons, such markets are not developing as we expected. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.
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
We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers or third-parties. We are also subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, riders, or third parties, or the management and safety of our platform and our assets, including harm caused by criminal activity. We are also subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, platform users and third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. As we offer AV technology on our platform through our AV technology partners, we are also subject to claims, lawsuits, investigations, and other legal proceedings related to injuries to, or deaths of, riders, pedestrians, or third parties arising from AV technology failures or collisions involving AVs operated by our AV technology partners. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for our coverage and, for certain situations and/or categories of claims, we may not be able to secure coverage at all.
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
Although we have developed systems and processes designed to protect our users’ data and prevent breaches and incidents, these measures cannot guarantee total security or prevent incidents from impacting our platform. Our information technology and infrastructure are subject to cyberattacks, breaches and incidents, including ransomware or other malware, which have resulted in and may result in interruptions to our operations or unavailability of our platform. Further, unauthorized parties or authorized third parties may be able to access our users’ personal information and payment card data that are accessible through those systems. Additionally, as we expand our operations, including licensing or sharing data with third parties and acquiring or partnering with other companies, we increasingly have employees or third-party relationships in jurisdictions outside the U.S., or expand work-from-home practices of our employees, our exposure to cyberattacks, breaches and incidents may increase. As a result of conflicts such as those in the Middle East and the war in Ukraine, there may be a heightened risk of potential cyberattacks by state actors or others. Further, employee and service provider error, malfeasance or other vulnerabilities, bugs or errors in the storage, use or transmission of personal information could result in an actual or perceived breach or incident. Increasing use of AI tools, including for the identification and exploitation of vulnerabilities, may increase the likelihood of security breaches and incidents occurring and the scope and impact of breaches and incidents that do occur. In the past, there have been allegations regarding violations of our policies restricting access to personal information we store, and we may be subject to these types of allegations in the future. Our service providers also face various security threats, and we and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks, breaches and incidents.
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
Use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the data sets used, reliance on third-party models, and/or a complex, developing regulatory environment.
We use artificial intelligence (“AI”) (including machine learning and automated decision making) for our internal work streams and productivity as well as in our platform, offerings, services and features, which may present additional risks, including risks inherent in its use. We are making investments in expanding our AI and agentic capabilities in our platform, offerings, services and features, including ongoing deployment and improvement of existing machine learning, AI and agentic technologies, as well as developing new features using AI technologies, including, for example, generative AI. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create discriminatory outcomes. AI algorithms may use third-party inputs with unclear intellectual property rights or interests. We also use AI models developed by third parties, which may be hosted by us, the model developer, or other third-party service providers. We have limited visibility into how these models are developed and trained, including the data sets used, and these models may contain errors, biases, security vulnerabilities or other defects, may produce inaccurate or infringing outputs, or may be subject to claims that their development or use infringes or misappropriates third-party intellectual property rights. Although we may seek contractual protections against these risks, such protections may be limited in scope, insufficient, or difficult to enforce.
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
With the exception of certain taxi markets in Europe and rides for which variable fares apply, we quote a price to riders of our ridesharing offering before they request a ride. We earn platform and service fees from drivers. Service fees are a set fee per ride. Platform fees are variable fees, based upon the amount paid by a rider, which is generally based on an up-front quoted fare, less the amount earned by the driver (which is based on one or both of the following: (a) the actual time and distance for the trip, or (b) an up-front fare), the service fee, any applicable driver bonuses or incentives, and any pass-through amounts paid to drivers and third parties. For more information on platform fees, see our Terms of Service, including the Driver Addendum. As we do not control the driver’s actions at any point in the transaction to limit the time and distance for the trip, we take on risks related to the driver’s actions which may not be fully mitigated. Additionally, Shared Rides, a limited-scope offering for business-to-business partnerships in select markets, as well as for rides to and from the airport in one market, enables unrelated parties traveling along similar routes to generate a discounted fare at the cost of possibly longer travel times. The fare charged for the Shared Ride is decoupled from the payment made to the driver, and for some Shared Ride types, we do not adjust the driver payment based on the success or failure of a match. We may incur a loss from a transaction where an up-front quoted fare paid by a rider is less than the amount we committed to the driver. In addition, riders’ price sensitivity varies by geographic location, among other factors, and if we are unable to effectively account for such variability in our breadth of offerings or up-front prices, our ability to compete effectively in these locations could be adversely affected. From time to time we adjust our prices due to these factors, which may harm our results of operations. We also utilize certain AI and machine-learning technologies and algorithms to optimize our pricing and marketplace. Errors in AI, machine-learning technologies, algorithms, or the inputted data, including insufficient data sets or biased information, or the processing of the data may lead to discriminatory or other adverse outcomes. If our pricing, driver pay or trip information is viewed as unfair or not transparent, we may suffer harm to our reputation, loss of riders or drivers or other negative impacts to our business. For example, in 2026, certain U.S. congresspeople and regulatory authorities, such as the Federal Trade Commission, have initiated investigations, inquiries and/or other requests for information relating to our business practices, including the pricing of rides, driver pay and trip information on our platform, and may continue to do so in the future. In addition to our ridesharing and Shared Ride offerings, we offer taxi and private hire vehicle options in certain international markets. For these offerings, we receive a set percentage of the fare. We may incur a loss from a transaction where driver or rider incentives are applied in excess of the commission we received on the fare. If we are unable to effectively manage our pricing methodologies in conjunction with our existing and future pricing and incentive programs and/or products, our business, financial condition and results of operations could be adversely affected.
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
Our success depends in part on the continued service of our senior management team, key technical employees and other highly skilled personnel and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. From time to time, we have experienced transitions in executive leadership roles. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs and actions we take in response to economic and other factors impacting our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-

will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract, integrate and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
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
Our platform and offerings contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software and models may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code or model. In addition, the public availability of such software may make it easier for others to compromise our platform and offerings.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, licenses for open source models and model weights may contain terms that differ from traditional open source software licenses, and may impose restrictions or conditions on their use or change over time, any of which could limit our ability to use such models or model weights, or otherwise hinder our ability to operate.

Although we have policies and processes for using open source software and models to avoid subjecting our platform and offerings to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform and offerings. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to stop using or replace affected AI models, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
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
In February 2026, we authorized the 2026 Share Repurchase Program for the repurchase of up to $1.0 billion of our Class A common stock, in addition to the amounts that remained available under our 2025 Share Repurchase Program authorized in February 2025 (the “2025 Share Repurchase Program”) under which we were authorized to repurchase a total of $750 million of our Class A common stock. The 2026 Share Repurchase Program has $800.0 million remaining available for repurchases as of September 30, 2026, and the 2025 Share Repurchase Program was completed as of March 31, 2026. Under existing or any future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions, in accordance with applicable federal securities laws. Our Share Repurchase Programs generally have no time limit, do not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, business and market conditions, compliance with applicable legal requirements, such as Delaware surplus and solvency tests, management discretion, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. The existence of a share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our Share Repurchase Programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of our Share Repurchase Programs. Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements, and we may fail to realize the anticipated long-term stockholder value of our Share Repurchase Programs.

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
The ridesharing industry is increasingly regulated. We have been subject to intense regulatory pressure from state, provincial and municipal regulatory authorities, and a number of them have imposed limitations on ridesharing and bike and scooter sharing, and certain jurisdictions have adopted rules governing minimum driver earnings for ridesharing platforms. Other jurisdictions in which we currently operate or may want to operate have and could continue to consider legislation regulating driver earnings and engagement. Recently, the City of New York enacted a law pertaining to driver account deactivations that could undermine our safety initiatives and our contractual relationships with users on our platform. We initiated a lawsuit against the City of New York in federal court to challenge this law on constitutional grounds and the court granted a preliminary injunction temporarily blocking the City of New York from enforcing the law. The City of New York has appealed that order. We are continuing to pursue a permanent injunction. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents. In addition, we face new regulations targeted at artificial intelligence and automated decision making technologies, which may impose operational and regulatory requirements relating to our technology. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition and results of operations.
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
We have been involved in numerous legal proceedings related to driver classification. We are currently involved in litigation brought by government agencies, including the California Attorney General, as well as a number of putative class actions, several representative actions brought, for example, pursuant to California’s Private Attorneys General Act, several multi-plaintiff actions and thousands of individual claims, including those brought in arbitration or compelled pursuant to our Terms of Service to arbitration, challenging the classification of drivers on our platform as independent contractors. We are also involved in administrative audits related to driver classification in multiple jurisdictions. For more information about these types of legal proceedings, please see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We are regularly subject to claims, lawsuits, arbitration proceedings, government and regulatory investigations and inquiries and other legal and regulatory proceedings, and in some situations we have received subpoenas and requests or demands for documents and information, in the ordinary course of business, including those involving personal injury, property damage, worker classification, driver earnings, pricing, labor and employment, anti-discrimination, commercial disputes, antitrust, competition, consumer complaints (e.g., claims brought under the Telephone Consumer Protection Act of 1991 or other laws), intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to product liability or our acquisitions, data privacy, advertising, securities issuances or business practices. We are also regularly subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings seeking to hold us liable for the actions of independent contractor drivers on our platform. For more information regarding these types of legal proceedings, please see the “Legal Proceedings” subheading in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•our ability to successfully obtain or recover under indemnification or representation and warranty insurance;
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
In February 2024 and September 2025, we issued our 2029 Notes and 2030 Notes, respectively, in a private placement to qualified institutional buyers. In addition, in connection with our acquisition of Flexdrive, which is an independently managed, wholly-owned subsidiary, Flexdrive remained responsible for its obligations under a Master Vehicle Acquisition Financing and Security Agreement, as amended, with a third-party lender and a Vehicle Procurement Agreement, as amended, with a third-party; and, following the acquisition, we continued to guarantee the payments of Flexdrive for any amounts borrowed under these agreements. As of September 30, 2026, we had $1.1 billion of indebtedness for borrowed money outstanding. We also entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with certain lenders providing the ability to borrow an aggregate principal amount of up to $420.0 million, none of which has been drawn as of September 30, 2026, and $54.3 million in letters of credit were issued under the Revolving Credit Facility as of September 30, 2026. See Note 11 “Debt” to our condensed consolidated financial statements, for further information on these agreements and our outstanding debt obligations.
Our ability to make scheduled payments of the principal of, to pay interest or fees on or to refinance or repay our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any existing or future indebtedness will depend on the capital markets, general macroeconomic conditions and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Events and circumstances may also occur which would cause us to be unable to satisfy applicable draw-down conditions and utilize our Revolving Credit Facility, or to renew, extend or replace our Revolving Credit Facility prior to its scheduled maturity on terms acceptable to us, or at all. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2026 (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
July 1 - 31, 2026	1,283	$15.31	1,283	$830,357
August 1 - 31, 2026	1,095	$17.12	1,095	$811,607
September 1 - 30, 2026	729	$15.93	729	$800,000
Total	3,107		3,107
_______________
(1)Average price paid per share excludes broker commissions and fees.
(2)On February 10, 2026, we announced that our board of directors authorized the 2026 Share Repurchase Program to repurchase $1 billion of our Class A common stock. The 2026 Share Repurchase Program has no expiration date. Please refer to Note 12 “Common Stock” to the condensed consolidated financial statements for further information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), and director adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On September 14, 2026, Stephen Hope, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 24,541 shares of Class A common stock held by Mr. Hope. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 3, 2027, or earlier if all transactions under the trading arrangement are completed.
On September 15, 2026, Janey Whiteside, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 13,840 shares of Class A common stock plus additional shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Whiteside subsequent to the adoption of the trading arrangement and through November 20, 2027. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 3, 2027, or earlier if all transactions under the trading arrangement are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Employment Letter Agreement between Lyft, Inc. and Michael Brous, dated as of September 7, 2026.

10.2+	Consulting Agreement between Lyft, Inc. and Erin Brewer, dated as of September 8, 2026.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL.
_______________

+	Indicates management contract or compensatory plan.
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

LYFT, INC.

Date:	November 5, 2026	By:	/s/ John David Risher
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Michael Brous
Chief Financial Officer (Principal Financial Officer)